Form 10-K
period 2016-12-31
Amtrust Financial Services, Inc.
filed 2017-04-04
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  to .
Commission File Number: 001-33143

AMTRUST FINANCIAL SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3106389
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

59 Maiden Lane, 43rd Floor New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)
(212) 220-7120
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	The NASDAQ Stock Market LLC
Series A Preferred Stock, $0.01 par value per share	New York Stock Exchange, Inc.
Depositary Shares, each representing 1/40th of a share of 7.25% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange, Inc.
Depositary Shares, each representing 1/40th of a share of 7.625% Non-Cumulative Preferred Stock, Series C	New York Stock Exchange, Inc.
Depositary Shares, each representing 1/40th of a share of 7.50% Non-Cumulative Preferred Stock, Series D	New York Stock Exchange, Inc.
Depository Shares, each representing 1/40th of a share of 7.75% Non-Cumulative Preferred Stock, Series E	New York Stock Exchange, Inc.
Depository Shares, each representing 1/40th of a share of 6.95% Non-Cumulative Preferred Stock, Series F	New York Stock Exchange, Inc.
7.25% Subordinated Notes due 2055	New York Stock Exchange, Inc.
7.50% Subordinated Notes due 2055	New York Stock Exchange, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $1,971,230,482.
As of March 24, 2017, the number of common shares of the registrant outstanding was 171,077,584.
Documents incorporated by reference: Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders of the registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

Explanatory Note

As previously disclosed, on March 14, 2017, the Audit Committee of our Board of Directors, in consultation with management and our current and former independent registered public accounting firms, concluded that our previously issued Consolidated Financial Statements for fiscal years 2015 and 2014, along with each of the four quarters included in fiscal year 2015 as well as the first three quarters of fiscal year 2016, needed to be restated.

Accordingly, within this report, we have included restated audited results as of and for the years ended December 31, 2015 and 2014, as well as restated unaudited quarterly financial data for fiscal year 2015 and the first three quarters of 2016, which we refer to as the “Restatement.” Our consolidated financial statements as of and for the years ended December 31, 2015 and 2014 included in this report have been restated from the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. In Note 3. “Restatement of Previously Issued Consolidated Financial Statements,” we have included information regarding the Restatement and specific changes to our previously issued financial statements. Additionally, in Note 29. “Quarterly Financial Data (Unaudited),” we have included restated unaudited interim financial data for the four quarters included in fiscal year ended 2015 and the first three quarters of 2016. In each case, we have also provided details of the adjustments to the previously issued financial information as a result of the Restatement.

Background of the Restatement

The restatement of our financial statements and related disclosures primarily relates to the correction of two errors reported in our historical consolidated financial statements. In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, management assessed the materiality of these errors and concluded that they were material to the Company’s previously issued financial statements. The two primary errors relate to: (1) upfront recognition of the portion of warranty contract revenue associated with administration services, instead of recognizing the revenue over the life of the contract, and (2) bonuses that were expensed in the year paid but that should have been accrued as earned based on ASC 270, Interim Reporting and ASC 450, Contingencies. We also identified other adjustments described in Note 3. “Restatement of Previously Issued Consolidated Financial Statements” that we have corrected as part of this Restatement.

The impact of the Restatement on the Consolidated Statements of Income primarily resulted in decreased service and fee income, increased acquisition costs and other underwriting expenses, and decreased interest expense, which ultimately resulted in decreases to net income. The impact of the Restatement on the Consolidated Balance Sheets primarily resulted in an increase of premiums receivable and other assets, a reduction of deferred policy acquisition costs and property plant and equipment, an increase in accrued expenses and other liabilities, and a decrease in shareholders’ equity. The impact of the Restatement adjustments on the Consolidated Statements of Cash Flows resulted in an increase of net cash provided by operating activities in both 2015 and 2014, an increase of net cash provided by investing activities in 2015 and 2014, and a decrease in net cash provided by financing activities in 2015 and 2014.

The Restatement presents the effect of an adjustment to opening retained earnings as of January 1, 2014, which adjustment reflects the impact of the Restatement on periods prior to 2014. The cumulative effect of those adjustments decreased previously reported stockholders' equity by $88.4 million as of December 31, 2013.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. We intend to amend our Forms 10-Q for the quarterly periods ended March 31, June 30, September 30, 2015 and 2016 to reflect the restatement adjustments applicable to the periods presented therein.

Internal Control Considerations

As previously disclosed, in assessing the effectiveness of our internal control over financial reporting as of December 31, 2016, management identified certain material weaknesses. Specifically, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016 due to ineffective assessment of the risks of material misstatement in financial reporting and insufficient resources in our corporate accounting and corporate financial reporting groups. The foregoing control deficiencies contributed to the restatement of our consolidated financial statements for fiscal years 2015 and 2014, and our unaudited quarterly financial information for each of the four quarters in fiscal year 2015 and for the first three quarters in fiscal year 2016. As a result of these deficiencies, we now believe our internal control over financial reporting was not effective as of December 31, 2015. For a description of the material weaknesses identified by management and management's plan to remediate such material weaknesses, see Part II, Item 9A. "Controls and Procedures."

Additional information on the Restatement can be found in the following sections of this report:
•Item 1A. “Risk Factors”;
•Item 6. “Selected Financial Data”;
•Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	Item 8. “Financial Statements and Supplementary Data”, including Note 3. “Restatement of Previously Issued Consolidated Financial Statements” and Note 29. “Quarterly Financial Data (Unaudited)”; and
•Item 9A. “Controls and Procedures.”

AMTRUST FINANCIAL SERVICES, INC.

i

PART I

Note on Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, projections of the impact of potential errors or misstatements in our financial statements, estimates of the impact of material weaknesses in the internal control over financial reporting, and the anticipated timing of filings of restated financials and periodic SEC filings, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, the impact of known or potential errors or misstatements in our financial statements, our ability to timely and effectively remediate the material weaknesses in our internal control over financial reporting discussed herein and implement effective internal control over financial reporting and disclosure controls and procedures in the future, our ability to regain compliance with Nasdaq and NYSE continued listing standards and rules, risks associated with conducting business outside the United States, the impact of Brexit, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd. or National General Holdings Corp., breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the commercial business insurance sector. Competition in the insurance business is based on many factors, including coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings assigned by independent rating organizations, such as A.M. Best, and reputation. Some of the insurers with which we compete have greater financial, marketing and management resources than we do. We also compete with new market entrants. Our competitors include other insurance companies, state insurance pools and self-insurance funds. We generally target niche sectors and clients where the market is not as competitive as the broader market and where we have particular expertise and provide differentiated offerings compared to our competitors.

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

The following table provides our gross written premium by segment for the years ended December 31, 2016, 2015 and 2014:

(Amounts in Thousands)	2016	2015	2014
			As restated
Small Commercial Business	$4,020,184	$3,320,650	$2,999,714
Specialty Risk and Extended Warranty	2,521,324	2,158,921	1,987,524
Specialty Program	1,407,762	1,319,966	1,105,199
Total	$7,949,270	$6,799,537	$6,092,437

Additional financial information regarding our segments is presented in Note 28. “Segments” to our audited consolidated financial statements appearing elsewhere in this Form 10-K.

Small Commercial Business

This segment provides workers’ compensation insurance to small businesses that operate in low and medium hazard classes and commercial package and other property and casualty insurance products to small businesses, with average annual premiums of approximately $9,000. We are authorized to write our Small Commercial Business products in all 50 states. We distribute our policies through a network of over 9,500 select retail and wholesale agents who are paid commissions based on the annual policy premiums written. Workers’ compensation insurance pricing and coverage options are generally mandated and regulated on a state by state basis and provide coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment. Commercial package products provide a broad array of insurance to small businesses, including commercial property, general liability, inland marine, automobile, workers’ compensation and umbrella coverage.

We believe the small business component of the workers’ compensation market is generally less competitive than the broader insurance market because the smaller policy size and low average premiums needed by these types of policyholders generally do not fit the underwriting and profitability criteria of many of our competitors. Our highly customized and proprietary technology platform enables us to individually underwrite, manage and control losses in a cost-effective manner for a large number of small policies while still providing quality customer service and responsive claims management to our clients and the agents that distribute our products. We believe these factors have been key to our ability to achieve high retention and renewal rates.

Some of our commonly written small business risks include:

•	restaurants;

•	retail;

•	office and professional;

•	service industries;

•	schools;

•	hospitality;

•	light manufacturing;

•	wholesale operations;

•	auto service;

•	surety;

•	lumber;

•	community banks;

•	artisan contractors; and

•	not-for-profits.

We are focused on continuing to broaden our market share by enhancing our current agent relationships as well as developing new agent relationships. Our on-line rating and submission system permits agents and brokers to easily determine in real-time if the risk and pricing parameters for a prospective workers’ compensation client meet our underwriting criteria and delivers an application for underwriting approval to us in a paperless environment. Our underwriting system will not allow business to be placed if it does not fit within our guidelines. These same types of efficiencies also exist for our commercial package product business. Our system handles most clerical duties, so that our underwriters can focus on making decisions on risk submissions.

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

Our workers’ compensation claims adjusters have an average of 23 years of experience and have teams located in nine different states. As of December 31, 2016, we employed 403 workers' compensation adjusters. Each adjuster handles an average monthly pending caseload of approximately 150 cases. Supervision of the adjusters is performed by internal supervisors and a claims manager in each region.

In 2016, approximately 76% of our Small Commercial Business workers’ compensation claims were for medical expenses only, while 24% of claims were for medical expenses and lost wages, compared with 75% and 25%, respectively, in 2015.

As of December 31, 2016, approximately 1.7% of the 31,011 Small Commercial Business workers’ compensation claims reported for accident year 2011 were open, 2.5% of the 39,141 claims reported for accident year 2012 were open, 3.8% of the 52,183 claims reported for accident year 2013 were open, 5.8% of the 74,266 claims reported for accident year 2014 were open, 10.8% of the 87,267 claims reported for accident year 2015 were open and 31.6% of the 83,708 claims reported for accident year 2016 were open.

We maintain Small Commercial Business property and casualty claims operations in several of our domestic offices. As of December 31, 2016, we employed 342 property and casualty claim adjusters. Overall, our property and casualty claims adjusters handle an average monthly pending caseload of approximately 128 claims.

As of December 31, 2016, our Small Commercial Business property and casualty claims were approximately 71% automobile and 9% property and inland marine, with the remaining 20% involving general liability and umbrella losses, compared to 63%, 9% and 28%, respectively, in 2015. At the end of 2016, 35% of the 33,053 claims reported in accident year 2016 remained open, while 22% and 15% of the 27,653 claims and 17,617 claims reported in accident years 2015 and 2014, respectively, remained open (the number of claims for 2015 and 2014 has been adjusted for the impact of acquisitions, but does not include Republic, which we expect would have a minimal impact on the percentages presented).

Our Small Commercial Business property and casualty claims adjusters have an average of 21 years of experience. Supervision of the adjusters is performed by our internal claims management, comprised of a staff that has an average of over 30 years of experience. Increases in reserves over the authority of the claims adjuster must be approved by supervisors up to such supervisor's authority. Above the supervisor limit, the reserve must be approved by the claims manager. If over the claims manager's authority limit, it must be approved by the regional vice president. If above the regional vice president's authority limit, it will be sent to the senior vice president for workers' compensation or commercial package products and/or the Chief Claims Officer.

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

In our extended warranty business, we issue policies to our clients that provide for payment or replacement of goods to meet our clients’ contractual liabilities to the end purchasers of the warranty under contracts that have coverage terms with durations ranging from one to 120 months depending on the type of product. In the event that the frequency or the severity of loss on the claims of a program exceeds original projections, we generally have the right to increase premium rates for the balance of the term of the contract and, in Europe, the right to cancel prior to the end of the term. We believe that the profitability of each coverage plan we underwrite is largely dependent upon our ability to accurately forecast the frequency and severity of claims and manage the claims process efficiently. We continuously collect and analyze claims data in order to forecast future claims trends. We also provide warranty administration services in the United States and internationally.

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

In 2016, approximately 57% of gross written premium for this segment originated internationally, while 43% originated in the United States. During 2016 and 2015, we did not derive over ten percent of our gross written premium from any one broker. In 2014, we derived over ten percent of our gross written premium in this segment from one broker.

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

As of December 31, 2016, we underwrote 186 programs through 45 independent wholesale and managing general agents. Workers’ compensation insurance comprised approximately 46%, 41% and 37% of this business in 2016, 2015 and 2014, respectively. Other liability insurance comprised approximately 26%, 40% and 29% of this business in 2016, 2015 and 2014, respectively. Commercial auto liability and physical damage insurance combined comprised approximately 9%, 12% and 12% of this business in 2016, 2015 and 2014, respectively. Excess workers' compensation insurance comprised approximately 15%, 5% and 13% of this business in 2016, 2015 and 2014, respectively. During 2015 and 2014, we derived over ten percent of our gross written premium in this segment from one broker. During 2016, we did not derive over ten percent of our gross written premium from any one broker.

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

Geographic Diversity

Our insurance subsidiaries domiciled in the United States are collectively licensed to provide workers’ compensation insurance and commercial property and casualty insurance, including service contract reimbursement coverages related to our Specialty Risk and Extended Warranty segment, in all 50 states, the District of Columbia and Puerto Rico, and in the year ended December 31, 2016, we wrote commercial property and casualty insurance in all 50 states and the District of Columbia.

The table below identifies, for the year ended December 31, 2016, the top ten producing states by percentage of direct gross written premium for our Small Commercial Business segment and the equivalent percentage for the years ended December 31, 2016, 2015, and 2014.

Percentage of Aggregate Small Commercial Business Direct Gross Written Premium by State(1)

	Year Ended December 31,
State	2016	2015	2014
California	23.1%	24.2%	25.7%
New York	17.7	18.7	15.8
Florida	9.3	11.7	9.8
Texas	8.9	2.9	2.6
New Jersey	7.4	7.2	6.1
Illinois	4.2	4.6	5.5
Georgia	3.5	4.0	4.1
Louisiana	2.6	1.5	1.4
Pennsylvania	2.1	2.5	3.0
Arizona	1.3	1.4	1.6
All Other States and the District of Columbia	19.9	21.3	24.4
	100.0%	100.0%	100.0%

(1)	Direct premiums consist of gross premiums written other than premiums assumed.

Through our insurance subsidiaries, we are licensed to provide specialty risk and extended warranty coverage in all 50 states and the District of Columbia, and in Ireland and the United Kingdom, and pursuant to European Union law, certain other European Union member states. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed.

Based on coverage plans written or renewed in 2016, 2015 and 2014, the European Union accounted for approximately 46%, 54% and 57%, respectively, of our Specialty Risk and Extended Warranty business and in 2016, the United Kingdom, Italy and Sweden accounted for approximately 37%, 22% and 5%, respectively, of our European Specialty Risk and Extended Warranty business. For a discussion of the various risks we face related to our foreign operations, see "Item 1A. Risk Factors."

The table below shows the geographic distribution of our annualized gross premiums written in our Specialty Risk and Extended Warranty segment with respect to coverage plans in effect at December 31, 2016.

Percentage of Specialty Risk and Extended Warranty Direct Gross Written Premiums by Country(2)

	Year Ended December 31,
Country	2016	2015	2014
United States	41%	39%	35%
United Kingdom	22	27	28
Italy	13	15	14
Sweden	3	3	2
France	3	4	4
Other	18	12	17
Total	100%	100%	100%

(2)	Direct premiums consist of gross premiums written other than premiums assumed.

The table below shows the distribution by state of our direct written premiums in our Specialty Program segment.

Percentage of Specialty Program Direct Gross Written Premiums by State(3)

	Year Ended December 31,
State	2016	2015	2014
California	41.0%	38.0%	38.0%
New York	17.6	20.0	21.0
Texas	6.0	4.0	4.0
New Jersey	5.6	6.0	6.0
Florida	4.0	5.0	5.0
Illinois	1.9	2.0	2.0
Arizona	1.7	2.0	1.0
Georgia	1.6	2.0	2.0
Pennsylvania	1.5	2.0	2.0
North Carolina	1.1	1.0	1.0
All other States and the District of Columbia	18.0	18.0	18.0
Total	100.0%	100.0%	100.0%

(3)	Direct premiums consist of gross premiums written other than premiums assumed.

Acquisitions and Strategic Investments

We have grown at an above-industry average rate through a combination of organic growth and strategic acquisitions of other companies or selected books of businesses. We have balanced our opportunistic acquisition strategy with a conservative approach to risk. We will continue to evaluate the acquisition of companies, distribution networks and renewal rights, and other alternative types of transactions as they present themselves. We seek transactions that we believe can be accretive to earnings and return on equity. The following is a summary of our major acquisition and strategic investment activity during 2016 and 2015. For details of the impact of these acquisitions and strategic investments on our results of operations, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions" and "– Strategic Investments."

ANV Holding B.V.

On November 7, 2016, we completed the acquisition of ANV Holding B.V. and its affiliates ("ANV") from Ontario Teachers’ Pension Plan Board for approximately $203 million in cash. ANV is a specialty insurance company that underwrites a variety of commercial property and casualty insurance products through its three Lloyd’s syndicates and managing general underwriter. In 2015, ANV generated gross written premium of $508 million. Also in 2015, ANV's three managed syndicates 1861, 5820 and 779 reported gross written premium of $710 million.

Trust Risk Group

In conjunction with the settlement of a dispute with its former Italian medical liability broker, on July 20, 2016, we obtained the renewal rights associated with all the in-force business produced by Trust Risk Group ("TRG") prior to the termination of our brokerage and agency relationship with TRG, and a non-compete agreement with TRG and related parties for a period of three years in exchange for €16 million (or $17.7 million), as well as the release of a receivable balance due from TRG of €14 million (or $15.5 million).

Nationale Borg

On May 31, 2016, we completed the acquisition of N.V. Nationale Borg-Maatscappij and its affiliates ("Nationale Borg") for approximately €161.4 million (or $180 million). Nationale Borg is an Amsterdam-based international direct writer and reinsurer of surety and trade credit insurance in over 70 countries that has been in existence for approximately 120 years.

First Nationwide Title Agency

On May 20, 2016, we completed the acquisition of First Nationwide Title Agency and its subsidiaries ("First Nationwide"). First Nationwide is a title agency providing title insurance products primarily in the State of New York. The consideration for the purchase consisted of approximately $24.0 million at closing and contingent consideration based on profitability of the agency over a five-year period.

Genworth

On May 9, 2016, we completed the acquisition of Genworth Financial Mortgage Insurance Ltd. ("Genworth"). Genworth provides mortgage insurance in Europe, primarily in the U.K., Finland, Italy and Germany. The consideration for Genworth consisted of cash of approximately $54.5 million.

Republic

On April 18, 2016, we acquired Republic Companies, Inc. and its affiliates ("Republic") from Delek Group Ltd., and Republic Insurance Holdings, LLC. Republic provides commercial and personal lines property and casualty insurance through independent agents and managing general agents. Republic primarily distributes the majority of its business to individuals and small and medium-size businesses through a network of independent agents in the southwestern United States. In addition, Republic generates fee revenue by providing insurance services to third parties.

The consideration for Republic consisted of approximately $113.5 million of cash at closing, a promissory note payable of approximately $104.7 million due to Delek Group Ltd. and deferred payments of approximately $15.2 million that are owed to the minority owners of Republic.

ARI Insurance Company

On January 22, 2016, we completed the acquisition of ARI Holdco Inc. ("ARIH") and its subsidiaries. ARIH's primary operating subsidiary, ARI Insurance Company ("ARI"), is an underwriter of commercial automobile insurance in New Jersey, Pennsylvania and Maryland. Immediately prior to the acquisition, ARI converted from a mutual form to a stock form of ownership in a transaction "sponsored" by us. The consideration given for ARIH was approximately $3.8 million.

Springfield

On October 7, 2015, we acquired all of the issued and outstanding stock of Springfield Insurance Company and its affiliates, Springfield Insurance Company Ltd. and Unified Grocers Insurance Services (collectively "Springfield"), for approximately $31.6 million. Springfield, domiciled in California, is an insurance carrier providing workers' compensation and commercial package insurance to Unified Grocers Inc., an association of independently owned grocery stores, its members and its customers.

Warranty Solutions

On September 25, 2015, we acquired all of the issued and outstanding stock of Warranty Solutions, a Wells Fargo business ("Warranty Solutions"), for approximately $156.2 million in cash. Warranty Solutions designs, markets, administers and underwrites vehicle service contracts for new and used automobiles through a national network of more than 70 active agencies and 1,500 franchised and independent dealers.

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

Investment in National General Holdings Corp.

We have an approximate 12% ownership interest in National General Holdings Corp. ("NGHC"). NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates twenty-two insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. As of December 31, 2016, NGHC's two largest shareholders were the Michael Karfunkel Family 2005 Trust (the "Trust") and a grantor retained annuity trust controlled by Leah Karfunkel. Leah Karfunkel, who is co-trustee of the Trust along with Barry Zyskind, is a member of our Board of Directors, and the mother-in-law of Barry Zyskind, our Chairman, President and Chief Executive Officer. The ultimate beneficiaries of the Trust include Leah Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Barry Karfunkel, the son of Leah Karfunkel and brother-in-law of Barry Zyskind, is the chief executive officer of NGHC and Barry Zyskind is NGHC's non-executive chairman of the board. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we account for our investment in NGHC under the equity method as we have the ability to exert significant influence on NGHC's operations.

In addition to our equity investment in NGHC, we provide NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system, and printing and mailing services for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for NGHC and its affiliates on the policy management system. We also manage the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee. For a more detailed description of our equity investment in NGHC and the services we provide to NGHC, see note 17. "Related Party Transactions."

Life Settlement Contracts

We have a 50% ownership interest in each of three entities (collectively, the “LSC Entities”) formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the remaining 50%. The LSC Entities are: Tiger Capital LLC (“Tiger”); AMT Capital Alpha, LLC (“AMT Alpha”); and AMT Capital Holdings, S.A. (“AMTCH”).

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2016, we terminated an agreement with a third party administrator of the Tiger and AMTCH life settlement contract portfolios, under which the third party received an administrative fee. The third party administrator was also eligible to receive a percentage of profits after certain time and performance thresholds had been met. We provide certain actuarial and finance functions related to the LSC Entities. In conjunction with our approximate 12% ownership percentage of NGHC, we ultimately receive 56% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC Entities. For a description of how we account for our investment in life settlement contracts, see Note 5. “Fair Value of Financial Instruments” and Note 7. “Investment in Life Settlements."

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

The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. For a more detailed description of our reinsurance arrangements, including our quota share reinsurance agreement with Maiden Reinsurance Ltd. (“Maiden Reinsurance”) (the “Maiden Quota Share”), see “Reinsurance” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this
Form 10-K.

Loss Reserves

Reserve Setting Approach - Overview

We record reserves for estimated losses under insurance policies that we write, as well as for loss adjustment expenses related to the investigation and settlement of claims. Our total reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at a given point in time.

When a claim is reported, we establish an initial case reserve for the estimated amount of our loss based on our estimate of the most likely outcome of the claim at that time. Generally, a case reserve is established within 30 days after the claim is reported and consists of (depending on the insurance coverage) anticipated damages, liability, medical costs, indemnity costs and specific adjustment expenses, which we refer to as defense and cost containment expenses ("DCC"). At any point in time, the amount paid on a claim, plus the reserve for future amounts to be paid, represents the estimated total cost of the claim, or the case incurred amount. The term "loss" encompasses the amount required to settle a claim and the DCC related to the claim.

The case incurred amount can vary over the life of the claim due to uncertainties with respect to claim specifics such as medical treatment and outcome, extent of liability becoming known over time, etc. As changes occur, the case incurred amount is adjusted. The initial estimate of the case incurred amount can vary significantly from the amount ultimately paid, especially in circumstances involving severe injuries with comprehensive medical treatment or complexities with the assignment or assessment of liability. Changes in case incurred amounts, or case development, are an important component of our historical claim data, which our actuaries use to estimate the ultimate value of our claims.

In addition to case reserves, we establish reserves on an aggregate basis for loss and DCC expenses that have been incurred but not reported, or IBNR. Our IBNR reserves are also intended to provide for aggregate changes in case incurred amounts (i.e., Incurred But Not Enough Reported, or "IBNER"), as well as the unpaid cost of claims incurred but for which an initial case reserve has not yet been established or the claim has not been reported yet ("pure" IBNR).

The third component of our reserves for loss and loss adjustment expenses is our adjusting and other reserve, or AO reserve. Our AO reserve is established for the costs of future unallocated loss adjustment expenses for all known and unknown claims. Our AO reserve primarily covers the estimated cost of administering claims through their final adjudication. The final component of our reserves for loss and loss adjustment expenses is the reserve for mandatory pooling arrangements.

Of the aforementioned reserve components, the IBNR recorded reserve balances represent Management’s Best Estimate ("MBE"), which we believe to be representative of the expected ultimate outcome in settling the insurance related liabilities incurred. Our process to arrive at the MBE incorporates actuarial estimations as indicated by the Actuarial Central Estimate ("ACE"), risks, uncertainties, and other relevant information pertaining to the underlying loss exposures and the company's operational activities. We use a combination of internal actuarial resources as well as external consulting actuaries to assist in the evaluation of the adequacy of our reserves for loss and loss adjustment expenses.

Each quarter the determination of MBE begins with the actuarial analysis underlying the ACE. Management evaluates each of the component groups that comprises the ACE and the respective established actuarial methods used by our actuaries. Our internal actuarial analyses and procedures have strengthened in the recent year with the continued expansion of our actuarial staff, thereby adding enhanced rigor and diagnostic metrics to the actuarial analysis.

Management may elect to deviate from the ACE in select cases, as management also considers other qualitative factors in selecting its MBE. Specifically, management considers current operational information provided by claims, underwriting and other operational personnel. Management may place greater reliance on this qualitative information to determine its best estimate of the liability, rather than the actuarial estimates indicated by the ACE. Management has instituted a robust process and governance committees to discuss, challenge, and critically assess any such deviations from the ACE.

Reserve Setting Process - Key Assumptions:

•
Initial Expected Loss Ratios ("IELR") by Line of Business - IELRs generally represent the expected current year underlying loss ratio with consideration to adjusting historical experience to current rate and trend level (“on-level” loss ratios);

•
Loss Development Factors - Loss development triangles compile historical claims data by origin period (e.g., Accident Year) and development period (e.g., annual evaluations). From this triangulation, loss development factors can be calculated as the ratio of losses at successive evaluations for a defined group of claims. Our actuarial resources, both internal and external, will generally evaluate loss development factors on both a reported loss and expense and paid loss and expense basis for both the industry and AmTrust specific experience;

•	Claim frequency and severity trends by period; and

•	Average claim frequency and severity by period.

Reserve Setting Process - Key Methods:

▪
Actual versus Expected. We monitor the performance of the business by monitoring the actual loss emergence (both paid and reported) during a period versus the expectation of the emergence based on the selected development assumptions from the prior period.

▪	Historical Development Methods. These may include the Paid and Reported Loss Development Methods.

◦	Loss Development Method Approaches. Loss development factors are applied to the latest valuation of actual incurred and paid losses and DCC, respectively, by year to estimate ultimate losses and DCC.

▪	Exposure-based Methods. This may include methods based on expectation of the business performance, such as the Expected Loss Ratio Method.

◦
Initial Expected Loss Ratio Approach. The Initial Expected Loss Ratio ("IELR") approach is generally relied upon for only the most recent accident periods while claims experience may be too immature or volatile to rely upon development methods projections of ultimate loss and DCC. The IELR is generally based on the business plan, trended historical results, or recent industry results, all supplemented by discussions with various stakeholders including Underwriting and Claims. The IELR, when applied to earned premium for an accident period, will provide an indication for estimated ultimate loss and DCC for the period.

▪
Credibility-Weighted Methods. These methods may include those which weight actual experience to date with an expectation of the business performance, such as the Paid and Reported Bornhuetter-Ferguson Methods.

◦
Bornhuetter-Ferguson ("BF") Approaches. The Bornhuetter-Ferguson method is a weighted blend of the Loss Development Method and Expected Loss Ratio approaches. The BF method splits the ultimate claims into two components: actual reported (or paid) claims to date and expected unreported (or unpaid) claims. As experience matures, more weight is given to the actual claims experience while the expected claims component becomes gradually less important. The key assumption to the BF methods is that unreported (or unpaid) claims will emerge (paid) at the selected expected loss ratio.

Exposure-based methods are most commonly used on relatively immature origin years while experience based methods provide a view based on the projection of loss experience that has emerged as of the valuation date. Greater reliance is placed upon experience-based methods as the pool of emerging loss experience grows and where it is deemed sufficiently credible and reliable as the basis for the estimate. In comparing the held reserve for any given origin year to the actuarial projections, judgment is required as to the credibility, uncertainty and inherent limitations of applying actuarial techniques to historical data to project future loss experience.

Examples of factors that impact such judgments include, but are not limited to, the following:

•
Nature and complexity of underlying coverage provided and net limits of exposure provided - as with all of our business, and certainly for new business for which limited or partial data exists, discussions with underwriters and claims adjusters are key to forming actuarial judgments;

•	Segmentation of data to provide sufficient homogeneity and credibility for loss projection methods;

•	Extent of credible internal historical loss data and reliance upon industry information as required;

•	Historical variability of actual loss emergence compared with expected loss emergence;

•	Extent of emerged loss experience relative to the remaining expected period of loss emergence;

•	Rate monitor information for new and renewal business;

•	Facts and circumstances of large claims; and

•	Impact of applicable reinsurance recoveries.

Loss development assumptions will consider internal experience, industry benchmark data (e.g. ISO, NCCI and various state related benchmarks available from State Bureaus) as necessary, and judgments regarding prospective influences of development that are different than recent historical experience.

Workers’ Compensation Business

Our process and methodology for estimating reserves applies to our voluntary business and does not include our reserves for mandatory pooling arrangements that we participate in as a condition of doing business in a state that establishes assigned risk plans to provide coverage for employers who cannot obtain coverage in the voluntary market. As is common practice, we record reserves for mandatory pooling arrangements as those reserves are reported to us by the pool administrators.

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

In order to establish IBNR reserves, we project ultimate losses by accident year both through use of our historical experience supplemented by industry experience. Our internal actuaries and external consulting actuaries project ultimate losses using the aforementioned generally accepted actuarial methods before selecting a result based on an evaluation of the method inputs.

Our actuaries will generally evaluate and/or incorporate industry loss development factors and compare indications based on those factors with the indications based on AmTrust specific factors. The use of industry loss development factors has generally produced higher estimates of workers’ compensation losses and DCC expenses.

Each method produces estimated ultimate loss and DCC expenses net of amounts that will be ultimately paid by our excess of loss reinsurers. Our actuaries estimate a range of ultimate losses, along with a selection that gives more weight to the results from our AmTrust specific loss development factors and less weight to the results from industry development factors. The IBNR implied by each actuarial method is arrived at by taking the method’s ultimate loss indication and subtracting the incurred losses and DCC to date.

Management establishes our loss and DCC IBNR reserves by assessing the results of the aforementioned actuarial techniques as prepared by both the internal and external actuarial resources, followed by a review of specific underwriting, claims handling and other operational considerations. In utilizing its judgment, management makes certain assumptions regarding our business, including, among other things, frequency of claims, severity of claims and claim closure rates.

As of December 31, 2016, our best estimate of our ultimate liability for workers’ compensation loss and loss adjustment expenses, net of amounts recoverable from reinsurers, was $2.2 billion, of which $106 million was reserves resulting from our participation in mandatory pooling arrangements, as reported by the pool administrators. This estimate was derived from the procedures and methods described above, which rely, substantially, on judgment.

The table below shows the carried reserves for workers’ compensation losses and DCC expenses on both a gross and net basis, as well as the actuarially determined range of reasonable estimates as of December 31, 2016:

(Amounts in Millions)	Loss & DCC Expense Reserves	Mandatory Pooling Arrangements	Total
Gross Workers’ Compensation Reserves:
Lower estimate	$3,798	$106	$3,904
Gross reserve	4,220	106	4,326
Higher estimate	4,642	106	4,748
Net Workers’ Compensation Reserves:
Lower estimate	$1,914	$106	$2,020
Net reserve	2,127	106	2,233
Higher estimate	2,340	106	2,446

The higher estimate would result in a reduction of income of $213 million, before tax, and $138.5 million, after tax. The lower net estimate would result in an increase of income of $213 million, before tax, and i$138.5 million, after tax. A change in our net loss and DCC expense reserve would not have an immediate impact on our liquidity, but would affect cash flows in future years as claim and expense payments are made.

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

Specialty Risk and Extended Warranty

Our net reserves, including IBNR, on Specialty Risk and Extended Warranty as of December 31, 2016 and 2015 were $1,786 million and $1,006 million, respectively. An upward movement of 5% on overall reserves would result in a reduction of income in 2016 of $89.3 million before tax and $58.0 million after tax. A downward movement of 5% on overall reserves would result in an increase of income of $89.3 million before tax and $58.0 million after tax.

Our specialty risk and extended warranty business can largely be broken down into international property/casualty business and our domestic/international warranty business. The international property and casualty business includes, primarily, our medical malpractice business. Other exposures include professional indemnity, property, and legal expense insurance written by both our Lloyd’s syndicates and international statutory entities.

The estimated amount of loss for a reported claim is based upon various factors, including:

•line of business - medical malpractice, property, professional liability, etc.;
•severity of injury or property damage;
•statute of limitation and repose;
•insurance policy provisions, especially applicable policy limits and coverage limitations;
•expected medical procedures, costs and duration of treatment;
•our knowledge of circumstances surrounding the claim; and
•potential salvage and subrogation.

Case incurred amounts can vary greatly over the life of a claim because of the uncertainties inherent in the estimates of severity of loss, costs of medical treatments, judicial rulings, litigation expenses, and other factors. As changes occur, the case reserves are adjusted. The initial estimate of a claim’s incurred amount can vary significantly from the amount ultimately paid when the claim is closed, especially in the circumstances involving litigation and severe personal injuries. Changes in case incurred amounts, or case development, are an important component of our historical claim data that is used by our actuaries to estimate the ultimate value of our claims.

In order to establish exposure IBNR reserves for our international property/casualty business, we project ultimate losses by underwriting year both through use of our historical experience supplemented by industry experience. Our internal actuaries and external consulting actuaries project ultimate losses using the aforementioned generally accepted actuarial methods before selecting a result based on an evaluation of the method inputs. Our actuaries will generally evaluate and/or incorporate industry loss development factors and compare indications based on those factors with the indications based on AmTrust specific factors.

Particularly for our medical malpractice exposure, we utilize a mix of actuarial techniques, which include the key actuarial methods described above and stochastic methods. Stochastic methods rely on claim frequency and severity assumptions for which we model simulations of claims experience. In cases where historical data may be limited, we may place reliance on external benchmarks or internal data of similar risk exposures to develop the modeling assumptions.

Each actuarial method produces estimated ultimate loss and DCC expenses net of amounts that will be ultimately paid by our excess of loss reinsurers. Our actuaries estimate a range of ultimate losses, along with a selection that gives more weight to the results from our AmTrust specific loss development factors and less weight to the results from industry development factors. The IBNR implied by each actuarial method is arrived at by taking the method’s ultimate loss indication and subtracting the incurred losses and DCC to date.

Management establishes our loss and DCC IBNR reserves by assessing the results of the aforementioned actuarial techniques as prepared by both the internal and external actuarial resources, followed by a review of specific underwriting, claims handling and other operational considerations. In utilizing its judgment, management makes certain assumptions regarding our business, including, among other things, frequency of claims, severity of claims and claim closure rates.

Our international and domestic warranty business consists of claims which are usually paid quickly, and for which development on known claims is negligible, and generally, case reserves are not established. IBNR reserves for warranty claims are generally

“pure” IBNR, which refers to amounts for claims that occurred prior to an accounting date but are reported after that date. The reporting lag for warranty IBNR claims is generally small, usually in the range of one to three months.

Management determines warranty IBNR by examining the experience of individual coverage plans. Our internal actuarial staff frequently reviews our IBNR by looking at our overall coverage plan experience and assessing the assumptions around claim reporting lag and average monthly claim payouts.

As pertains to our warranty business, there is generally more uncertainty in the unearned premium reserve than in the IBNR reserve. While our warranty claims are short-tailed, the unearned portion of each contract earns over several years. Furthermore, as pertains to warranty, claims are generally reported immediately after they occur and are closed within months of reporting. The reserve for unearned premium is related to the portion of premiums written that is applicable to the unexpired term of the contract or policy in force. Insurance premiums on Specialty Risk and Extended Warranty programs are earned based on an estimated program coverage period. A portion of the premium for these policies does not earn evenly over the contract period. Instead, the premium is earned in proportion to the exposure to losses and the amount of insurance protection provided. As of December 31, 2016, we had unearned premium of approximately $925 million on these policies. An upward/downward movement of 5% on the unearned premium for these policies would result in an increase/decrease of approximately $46.3 million. In 2016, we had no material changes to prior period estimates of these claim patterns. Our liability for return of unearned premium is not significant.

The reserve for unearned premium is calculated by analyzing each coverage plan separately, subdivided by contract year, type of product and length of contract. These individual reserve calculations may differ in actuarial methodologies depending on:

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

Different Specialty Risk and Extended Warranty products have different patterns of incidence during the period of risk. Some products tend to show increasing incidence of claims during the risk period; others may show relatively uniform incidence of claims, while still others tend to show decreasing claim incidence. Incorrect earnings of warranty policy premiums, inadequate pricing of warranty products, changes in conditions during long contract durations or incorrect estimates of future warranty losses on unexpired contracts may produce a deficiency or a redundancy in the unearned premium reserve. Our net unearned premium reserve as of December 31, 2016 and 2015 for our Specialty Risk and Extended Warranty segment was $1,585 million and $1,296 million, respectively. Although we believe this is a reasonable best estimate of our unearned premium reserve, this amount is subject to a substantial degree of uncertainty.

Small Commercial Business (other than Workers' Compensation)

Our actual net reserves, including IBNR, for small commercial business insurance (other than workers' compensation) as of December 31, 2016 and 2015 were $2,243 million and $1,480 million, respectively. An upward movement of 5% on overall reserves would result in a reduction of income in 2016 of $112 million before tax and $72.8 million after tax. A downward movement of 5% on overall reserves would result in an increase of income of $112 million before tax and $72.8 million after tax.

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy related claims. Our reserves for loss and loss adjustment expenses represent the estimated costs of all reported and unreported loss and loss adjustment expenses incurred and unpaid at a given point in time. In establishing our small commercial business (other than workers' compensation) reserves, we do not use loss discounting, which involves recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

The estimated amount of loss for a reported claim is based upon various factors, such as:

•	line of business — general liability, auto liability, or auto physical damage;

•	severity of injury or property damage;

•	number of claimants;

•	statute of limitation and repose;

•	insurance policy provisions, especially applicable policy limits and coverage limitations;

•	expected medical procedures, costs, and duration of treatment;

•	our knowledge of circumstances surrounding the claim; and

•	potential salvage and subrogation.

Case incurred amounts can vary greatly over the life of a claim because of the uncertainties inherent in the estimates of severity of loss, costs of medical treatments, judicial rulings, litigation expenses, and other factors. As changes occur, the case reserves are adjusted. The initial estimate of a claim’s incurred amount can vary significantly from the amount ultimately paid when the claim is closed, especially in the circumstances involving litigation and severe personal injuries. Changes in case incurred amounts, or case development, are an important component of our historical claim data that is used by our actuaries to estimate the ultimate value of our claims.

In order to establish IBNR reserves, we project ultimate losses by accident year both through use of our historical experience supplemented by industry experience by comparable line of business. Our internal actuaries and external consulting actuaries project ultimate losses using the aforementioned generally accepted actuarial methods before selecting a result based on an evaluation of the method inputs.

Our actuaries will generally evaluate and/or incorporate industry loss development factors and compare indications based on those factors with the indications based on AmTrust specific factors. When compared to our workers’ compensation business, we rely more heavily on industry benchmarks for our small commercial business (other than workers' compensation) lines because of our relative lack of experience in these lines. Because we determine our reserves based on assumptions that may give significant weight to industry incurred development patterns, our ultimate losses may differ substantially from our estimates produced by the above methods.

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

Each method produces estimated ultimate loss and DCC expenses net of amounts that will be ultimately paid by our excess of loss reinsurers. The resulting IBNR implied by each actuarial method is arrived at by taking the method’s ultimate loss indication and subtracting the incurred losses and DCC to date.

Management establishes our loss and DCC IBNR reserves by assessing the results of the aforementioned actuarial techniques as prepared by both the internal and external actuarial resources, followed by a review of specific underwriting, claims handling and other operational considerations. In utilizing its judgment, management makes certain assumptions regarding our business, including, among other things, frequency of claims, severity of claims and claim closure rates.

In order to establish our AO reserves, we review our historical adjustment expenses in relation to historical claims and estimate our future costs based on expected claims activity and duration.

A reconciliation of loss and loss adjustment expense reserves and information regarding loss and loss adjustment expense reserve development appears in Note 12. "Loss and Loss Adjustment Expense Reserves" and Note 13. "Short Duration Contracts," respectively, in the audited consolidated financial statements included elsewhere in this report.

Investments

Our investment portfolio, exclusive of life settlement contracts, equity investment in unconsolidated related party subsidiaries, and other investments, is summarized in the table below by type of investment.

	December 31, 2016		December 31, 2015
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash (as restated)	$1,281,109	14.3%	$1,384,615	19.9%
Short-term investments (as restated)	—	—	17,171	0.2
U.S. treasury securities	330,654	3.7	70,759	1.0
U.S. government agencies	63,732	0.7	45,558	0.7
Municipals	854,170	9.6	540,426	7.8
Foreign government	152,876	1.7	113,745	1.6
Commercial mortgage back securities	177,994	2.0	151,318	2.2
Residential mortgage backed securities:
Agency backed	1,210,385	13.6	974,838	14.0
Non-agency backed	61,229	0.7	120,229	1.7
Collateralized loan / debt obligations	484,405	5.4	226,094	3.2
Asset-backed securities	29,710	0.3	31,837	0.5
Corporate bonds	4,066,761	45.6	3,158,993	45.3
Preferred stocks	3,985	—	4,989	0.1
Common stocks	215,137	2.4	126,779	1.8
	$8,932,147	100.0%	$6,967,351	100.0%

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2016, our foreign government securities were issued or guaranteed primarily by governments in Canada and Europe.

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2016 and 2015, as rated by Standard and Poor’s.

	2016	2015
U.S. Treasury	4.5%	1.3%
AAA	6.6	12.2
AA	32.6	29.0
A	28.9	28.8
BBB, BBB+, BBB-	24.2	25.8
BB, BB+, BB-	1.9	1.9
B, B+, B-,	0.4	0.1
Other	0.9	0.9
Total	100.0%	100.0%

Our investments in equity securities, which are either classified as available-for-sale or trading, constitute approximately 2.5% of our total investment portfolio. For the equity securities classified as available-for-sale, we generally split them into two types of investment categories. One category consists mainly of large capitalized companies, for which the individual investments are generally liquid in nature and their market prices are typically reflective of their value. The second category is small capitalized companies with an average market capitalization of approximately $400 million, most without widespread distribution or trading of shares. We have invested in securities in the second category in which we believe true value is not properly reflected in the market price and where a catalyst, or event, will send the market price toward our estimate of true value. We typically have a holding period of 36 months for these equity securities. This catalyst, in many instances, takes up to 24-months to occur. Sometimes, a catalyst that does not occur soon after our initial investment requires the passage of another operating cycle, and the 24 month time frame allows for these types of situations. These equity securities tend to be relatively unknown stocks that have less trading volume than well-known or larger capitalized stocks and can, therefore, experience significant price fluctuations without fundamental reasons. These price fluctuations can be large on a percentage basis because many stocks in this category are also low-priced stocks that are often distressed or in a turnaround phase. We believe that in down markets, equity securities with lower turnover are more heavily penalized by the market, even when the underlying fundamentals of the security have held up. Therefore, we believe, and our experience bears out, that, for investments in small cap stocks, an unrealized loss of 35% or less is not necessarily indicative of a fundamental problem with the issuer. Prices of lower turnover stocks can also react significantly to a catalyst or an event that causes market participants to take an interest. When the market participants’ interest increases in an equity security, causing trading volume and market bid to increase, we typically seek to exit these positions. For these reasons, we generally consider certain equity investments in this small capitalization category to be other than temporarily impaired when the investment is in an unrealized loss position in excess of 35% of cost basis for greater than 24 months.

We generally purchase life settlement contracts through secondary market transactions. The policies we purchase are universal life insurance policies issued by rated life insurance companies. Before we purchase a life settlement contract, we conduct a rigorous underwriting review that includes obtaining life expectancy estimates on individual insureds from specialized life expectancy providers. The price we are willing to pay for a policy is primarily a function of: (i) the policy’s face value; (ii) the expected actuarial mortality of the insured; (iii) the premiums expected to be paid over the life of the insured; and (iv) market competition from other purchasers. We seek to earn profits by purchasing policies at discounts to the face value of the insurance benefit. The discounts at which we purchase are expected to exceed the costs necessary to pay premiums and financing and servicing costs through the date of the insured’s mortality.

Additional financial information regarding our investments is presented under the subheading “Investment Portfolio” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

Certain International Tax Considerations

We operate our business in numerous foreign countries and are subject to taxation in these foreign jurisdictions. A brief description of our major international tax considerations that most materially affect us appears below.

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

The other remaining significant Bermuda operations are not currently subject to taxation in the U.S because these operations meet certain legislative exceptions in the Internal Revenue Code that allow for deferral of taxation on the earnings generated by these operations until such earnings are repatriated to the U.S.

Ireland

AmTrust International Underwriters DAC (“AIU”), a company incorporated in Ireland, is resident in Ireland for Irish tax purposes and subject to Irish corporation tax on its worldwide profits (including revenue profits and capital gains). Income derived by AIU from an Irish trade is subject to Irish corporation tax at the current rate of 12.5%.

For U.S. federal income tax purposes, AIU is a controlled foreign corporation and its earnings generally are included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any Irish tax paid on such earnings.

The other remaining Irish operations are not currently subject to taxation in the U.S. because these operations meet certain legislative exceptions in the Internal Revenue Code that allow for deferral of taxation on the earnings generated by these operations until such earnings are repatriated to the U.S.

Luxembourg

AmTrust Holdings Luxembourg S.A.R.L (“AHL”), a Luxembourg holding company, is resident in Luxembourg for tax purposes and subject to Luxembourg corporation tax on its profits (including revenue profits and capital gains). Earnings derived by AHL and its Luxembourg domiciled subsidiaries are subject to Luxembourg corporation tax at the rate of approximately 30%.

All of the Luxembourg-domiciled entities are also subject to a Net Wealth Tax of 0.5% on their net wealth based on prescribed valuation methods.

For U.S. federal income tax purposes, AHL and all of its subsidiaries are controlled foreign corporations and their earnings generally are included in our U.S. federal taxable income. A credit against U.S. federal income tax liability is available for any Luxembourg income tax paid on such earnings.

United Kingdom

AmTrust International Limited ("AIL"), a company incorporated in the United Kingdom, is subject to corporation tax on its worldwide profits (including revenue profits and capital gains). Earnings derived by AIL and its U.K. domiciled subsidiaries are subject to British corporation tax at the rate of 20%.

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

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another. We are subject to extensive regulation in the United States and in Europe, which for us primarily consists of the United Kingdom and Ireland, as well as in Bermuda.

United States

As of December 31, 2016, we had twenty-four operating insurance subsidiaries domiciled in the United States (the “U.S. Insurance Subsidiaries”).

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

The insurance laws in most states provide that all transactions among members of an insurance holding company system must be fair and reasonable. These laws require disclosure of material transactions within the holding company system and, in some cases, prior notice of or approval for certain transactions. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

Dividends

State insurance laws require our U.S. Insurance Subsidiaries to maintain certain levels of policyholders’ surplus and restrict payment of dividends. In general, the maximum amount of dividends a U.S. Insurance Subsidiary may pay in any 12-month period without prior regulatory approval is the greater of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Most states restrict an insurance company’s ability to pay dividends in excess of its statutory unassigned surplus or earned surplus, and state insurance regulators may limit or restrict an insurance company’s ability to pay dividends, if such a dividend has been paid within the previous year, as a condition to issuance of a certificate of authority or as a condition to approval of a change of control, or for other regulatory reasons.

Change of Control

State insurance holding company laws require advance approval by the respective state insurance departments of any change of control of an insurer. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre- and post-notification to and prior approval from the insurance departments of a change of control of certain non-domestic insurance companies licensed in those states, as well as post-notification of a change of control of certain agencies and third party administrators. Obtaining these approvals may result in the material delay of, or deter, any such transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AmTrust, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they are authorized to conduct business. The primary purpose of such regulatory powers is to protect individual policyholders. State insurance authorities have broad regulatory, supervisory and administrative powers. For example, our U.S. Insurance Subsidiaries’ policy rates and forms, including workers’ compensation policies, are closely regulated in all states. Workers’ compensation insurers are also subject to regulation by the specific workers’ compensation regulators in the states in which they provide such insurance.

Our U.S. Insurance Subsidiaries are required to file detailed financial statements and other reports with the departments of insurance in all states in which they are licensed to transact business. These reports include details concerning claims reserves held by the insurer, specific investments held by the insurer, and numerous other disclosures about the insurer’s financial condition and operations. These financial statements are subject to periodic examination by the department of insurance in each state in which they are filed. The quarterly and annual financial reports to the state insurance regulators utilize statutory accounting principles ("SAP"), which are different from GAAP. Statutory accounting principles are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies, and are primarily focused on protection of policyholders. GAAP focuses more on income and cash flows, and gives more consideration to appropriately matching revenue and expenses, and accounting for management's stewardship of assets.

State insurance laws and insurance departments also regulate and limit the amounts and types of investments that insurers are permitted to make. Certain investments (such as real estate) are prohibited by certain jurisdictions. Each of our domiciliary states has its own regulations and limitations over investments. To ensure compliance in each state, we review our investment portfolio quarterly based on each state’s regulations and limitations.

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market or particular line of business. For example, states may limit an insurer’s ability to cancel or not renew policies. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of our U.S. Insurance Subsidiaries to exit unprofitable markets.

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

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners (“NAIC”). The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulatory framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The NAIC has adopted amendments to the Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation to introduce the concept of “enterprise risk” within an insurance company holding system. The amendments impose more extensive informational requirements on insurers in order to protect the licensed insurance companies from enterprise risk, and have been adopted in all the states in which our U.S. Insurance Subsidiaries are domiciled. Additionally, the NAIC has adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. Also, as part of the Solvency Modernization Initiative, the NAIC has adopted the Corporate Governance Annual Filing Model Regulation and the Corporate Governance Annual Disclosure Model Act became effective in 2016, which requires us to file a confidential report prepared by the insurer or insurance group, the purpose of which is to provide the most relevant information necessary to permit state regulators to gain an understanding of the corporate governance structure, policies and practices utilized by the insurer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO was initially charged with monitoring certain aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. In 2013, the FIO issued a report recommending that Congress consider direct federal involvement should the states fail to accomplish necessary modernization reforms in the near term. The FIO continues to support the current state-based regulatory regime, but may consider federal regulation should the states fail to take steps to achieve greater uniformity.

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

A second type of regulatory oversight examination of insurance companies involves a review by an insurance department of an authorized company’s market conduct, which entails a review and examination of a company’s compliance with laws governing marketing, underwriting, rating, policy-issuance, claims-handling and other aspects of its insurance business during a specified period of time. Our U.S. Insurance Subsidiaries are subject to both types of these examinations from time to time. Any adverse findings by state insurance departments could result in significant fines and penalties, which could negatively affect profitability.

Guaranty Fund Assessments

Various states levy assessments on all member insurers in a particular state on the basis of the proportionate share of the premiums written by the member insurers in the lines of business in which impaired, insolvent or failed insurers are engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. Our U.S. Insurance Subsidiaries have established accruals for their portion of guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Residual Market Programs

Many states require insurers licensed to provide workers’ compensation and commercial automobile insurance to participate in a residual market program to provide these types of insurance to those entities that have not or cannot procure coverage from an insurer on a voluntary basis. The level of required participation is generally determined based on an insurer’s volume of the voluntarily issued business in that state. The mechanics of how each state’s residual markets operate may differ, but generally, risks are assigned to a servicing carrier pursuant to a state administered plan (“Assigned Risk Plans”), which is reinsured through a pooling arrangement where the results of all policies provided through these administered pools are shared by the participating companies.

Our U.S. Insurance Subsidiary, Technology Insurance Company, Inc. (“TIC”), acts as a servicing carrier for the workers’ compensation Assigned Risk Plans. Servicing carrier contracts are generally awarded based on a competitive bidding process. As a servicing carrier, we receive fee income for our services but do not retain any underwriting risk, which is fully reinsured by the various National Council on Compensation Insurance ("NCCI") pools.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a particular state. We received recoveries of approximately $4.3 million, $6.1 million and $5.7 million from such state-managed trust funds in 2016, 2015 and 2014, respectively. The aggregate amount of cash we paid for assessments to state-managed trust funds for the years ended December 31, 2016, 2015 and 2014 was approximately $25.8 million, $23.4 million and $14.6 million, respectively.

Risk-Based Capital Regulations

Our U.S. Insurance Subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The insurance departments in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 150% of an insurance company’s authorized control level risk-based capital. At December 31, 2016, our U.S. Insurance Subsidiaries’ risk-based capital levels exceeded the minimum requirements.

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states, and is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS generates key financial ratios results based on financial information obtained from insurers’ annual statutory statements. Each ratio has an established “usual range” of results. Unusual values are viewed as part of a regulatory early monitoring system. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or because of certain reinsurance or pooling structures or changes in such structures. Management does not anticipate regulatory action as a result of any 2016 IRIS ratio results outside the usual range for our U.S. Insurance Subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required with respect to any ratio outside of the usual range.

Credit for Reinsurance

In addition to regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states governing “credit for reinsurance” that are imposed on their ceding companies. The Non-Admitted and Reinsurance Reform Act (“NRRA”) prohibits a state in which a U.S. ceding insurer is licensed but not domiciled from denying credit for reinsurance for the insurer’s ceded risk if the cedant’s domestic state regulator recognizes credit for reinsurance. The ceding company in this instance is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premium (which are that portion of premiums written that apply to the unexpired portion of the policy period), loss reserves and loss expense reserves to the extent ceded to the reinsurer. AII, which reinsures risks of our U.S. Insurance Subsidiaries, is not licensed, accredited or approved in any state in the U.S. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. AII posts security to permit our U.S. Insurance Subsidiaries to receive credit for reinsurance on business ceded to AII pursuant to our intercompany reinsurance agreements.

Privacy Regulations

The Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information, and various states’ regulations address privacy issues. Certain aspects of these laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders. We may also be subject to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. Model regulations have been established in conjunction with the Gramm-Leach-Bliley Act, and similar provisions have been adopted in several states regarding the safeguarding of policyholder information. To the best of our knowledge, we are in compliance with all applicable privacy laws and regulations.

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

Ireland

AIU is a non-life insurance company organized under the laws of Ireland, and is subject to the regulation and supervision of the Central Bank of Ireland (the “Central Bank”) pursuant to the Insurance Acts 1909 to 2000, as amended (the “Insurance Acts”), and the European Union (Insurance and Reinsurance) Regulations 2015 (the “Regulations”). AIU is authorized to underwrite various classes of non-life insurance business, and, as an Irish authorized insurance company, is permitted to carry on insurance business in any other member state of the European Economic Area by way of freedom to provide services, on the basis that it has notified the Central Bank of its intention to do so, or by way of freedom of establishment, subject to the approval of the Central Bank, and subject to complying with such conditions as may be laid down by the regulator of the jurisdiction in which the insurance activities are carried out for reasons of the “general good.”

Qualifying Shareholders

The Insurance Acts and Regulations require that anyone acquiring or disposing of a direct or indirect holding in an insurance company that represents 10% or more of the capital or voting rights of such company or makes it possible to exercise a significant influence over management of the company (“qualifying holding”) in an insurance company (such as AIU), or anyone who proposes to decrease or increase that holding to 20%, 33%, 50% or such other level of ownership that results in the insurance company becoming the acquirer’s subsidiary (“specified levels”), must first notify the Central Bank of their intention to do so. It also requires any insurance company that becomes aware of any acquisitions or disposals of its capital, such that such holdings amount to a qualifying holding exceeding or falling below the specified levels, to notify the Central Bank. If the Central Bank is not satisfied as to the suitability of the acquirer in view of the necessity to ensure the sound and prudent management of the insurance undertaking, it may oppose the proposed transaction. Under the European Communities (Assessment of Acquisitions in the Financial Sector) Regulations 2009, there is a strict time-frame for the assessment of a proposed transaction, which may take up to 80 working days.

Any person having a shareholding of 10% or more of the issued share capital in AmTrust Financial Services, Inc. or AmTrust Equity Solutions, Ltd. (the direct parent of AIU) or a 20% or more holding in the intermediate companies between AmTrust Financial Services, Inc. and AmTrust Equity Solutions, Ltd. would be considered to have an indirect holding in AIU at or over the 20% limit. Any change that resulted in the indirect acquisition or disposal of a shareholding of greater than or equal to 10% in the share capital of AIU, or a change that resulted in an increase to or decrease below one of the specified levels, would need to be approved with the Central Bank prior to the transaction. The Central Bank’s approval would be required if any person were to acquire a shareholding equal to or in excess of 10% of AIU’s outstanding common stock or in excess of one of the specified levels.

AIU is required, at such times as may be specified by the Central Bank, and at least once a year, to notify the Central Bank of the names of shareholders possessing qualifying holdings and the size of such holdings.

Restrictions on Dividends

As a matter of Irish company law, AIU is restricted to declaring dividends only out of profits available for distribution, which are a company’s accumulated realized profits less its accumulated realized losses. Such profits may not include profits previously distributed or capitalized and such losses do not include amounts previously written off in a reduction or reorganization of capital.

Bermuda

Classification

AII is registered as an insurer by the Bermuda Monetary Authority (“BMA”) under the Insurance Act 1978 of Bermuda, as amended (the “Insurance Act - Bermuda”). The BMA is responsible for the day-to-day supervision of insurers and monitors compliance with the solvency and liquidity standards imposed by the Insurance Act - Bermuda. Since January 1, 2016, AII has been registered as a Class 3B insurer. Accordingly, AII can carry on general business, broadly including all types of insurance business other than long-term business. AII is also licensed as a Class C insurer to carry on long-term business, which broadly includes life insurance and disability insurance with terms in excess of five years.

Annual and Quarterly Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return

AII is required to file annually with the BMA financial statements, a statutory financial return and a capital and solvency return, and file quarterly financial statements. The statutory financial return for an insurer includes, among other matters, statutory financial statements, a report of the approved auditor on the statutory financial statements, and, a declaration of compliance confirming compliance with various minimum criteria, including certifying the company meets the minimum solvency margin. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act - Bermuda, an express statement to that effect must be filed with the statutory financial return. The capital and solvency return includes AII's Bermuda Solvency Capital Return model for a Class 3B insurer, a commercial insurer's solvency self-assessment, a catastrophe risk return and a schedule of loss triangles or reconciliation of net loss reserves, schedule of solvency, financial condition report, an opinion of the company’s loss reserve specialist, a schedule of eligible capital and an economic balance sheet. The capital and solvency return also includes a capital and solvency declaration that the return fairly represents the financial condition of AII in all material respects. AII is also required to file audited U.S. GAAP annual financial statements, which are published by the BMA.

Insurance Code of Conduct

The Insurance Code of Conduct prescribes the duties and standards with which registered insurers must adhere and comply, to ensure that the registered insurer implements sound corporate governance, risk management and internal controls. Failure to comply with these requirements is a factor considered by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner. Any failure to comply with the requirements of the Insurance Code of Conduct could result in the BMA exercising its statutory powers of intervention.

Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions

Under the Insurance Act - Bermuda, the value of the general business assets of a registered Class 3B insurer, such as AII, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. AII is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of: 25% of the enhanced capital requirement ("ECR"); $1.0 million; 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million; and 15% of loss and other insurance reserves. AII is also required to maintain available statutory capital and surplus at least equal to its ECR. The BMA has also established a target capital level (“TCL”) for each insurer subject to an enhanced capital requirement equal to 120% of its ECR. Failure to maintain statutory capital at least equal to the TCL would likely result in increased regulatory oversight.

AII could not declare or pay dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if it would fail to meet such margin or ratio as a result. In addition, BMA approval would be required prior to declaring or paying dividends in any financial year AII failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year.

As a registered Class 3B insurer, AII is prohibited from declaring or paying dividends of more than 25% of its previous year’s total statutory capital and surplus unless it files with the BMA an affidavit stating it will continue to meet its minimum capital requirements. In addition, AII is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

As a registered Class C long-term insurer, AII is required to establish and maintain a long-term business fund and no payment may be made directly or indirectly from AII’s long-term business fund for any purpose other than a purpose related to AII’s long-term business, unless such payment can be made out of any surplus certified by AII’s approved actuary to be available for distribution otherwise than to policyholders. With respect to its long-term business, AII must maintain a minimum solvency margin of the greater of $0.5 million or 1.5% of assets and certain additional restrictions apply to AII’s ability to declare or pay dividends. AII’s approved actuary must certify that AII’s long-term business assets exceeds its long-term business liabilities (based on Bermuda’s Economic Balance Sheet technical provisions) by the amount of the dividend and the greater of $0.5 million or 1.5% of assets, and any such dividend shall not exceed the aggregate of such excess and other funds properly available for the payment of dividends. AII applies annually for an exemption from the Bermuda Solvency Capital Return model for a Class C insurer as AII has not written any long-term insurance business.

Minimum Liquidity Ratio

Under the Insurance Act - Bermuda, an insurer engaged in general business, such as AII, is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.

Notification of New or Increased Shareholder Control and Objection to Shareholder Controller

Pursuant to the Insurance Act - Bermuda, any person who becomes a holder of at least 10%, 20%, 33% or 50% of our shares or AII’s shares (a “shareholder controller”) must notify the BMA within 45 days of becoming such a holder. AII must also notify the BMA if any person has become or ceased to be a shareholder controller of AII, within 45 days of becoming aware of the relevant facts. For so long as we have a subsidiary that is an insurer registered under the Insurance Act - Bermuda, the BMA may at any time object to a person becoming a new shareholder controller or being a holder of 10% or more of our shares if the BMA determines that the person is not or is no longer fit and proper to be such a holder. In any such a case, the BMA may require a shareholder to reduce its holding of our shares and direct, among other things, that such shareholder’s voting rights shall not be exercisable.

United Kingdom

AmTrust Europe Ltd. ("AEL"), AMT Mortgage Insurance Limited ("AMIL") and Motors Insurance Company Limited ("MIC") are non-life insurance companies organized under the laws of the United Kingdom (including the Companies Act 2006 and the Financial Services and Markets Act 2000 ("FSMA")). As insurance companies, AEL, AMIL and MIC are “dual regulated” by both the Prudential Regulation Authority ("PRA"), a subsidiary of the Bank of England, and the Financial Conduct Authority ("FCA"). The stated objective of the United Kingdom government for this dual regulation is to foster a regulatory culture of judgment, expertise and proactive supervision. The FCA takes a more proactive, interventionist approach and has been given a product intervention power that enables it to act quickly to ban or impose restrictions on financial products. The FCA can also make public (through a warning notice), at a much earlier stage in enforcement proceedings, a statement that enables consumers, firms and market users to understand the nature of its concerns that will usually name the company under investigation and, in certain circumstances, name an individual.

AEL and MIC are both authorized to underwrite various classes of non-life insurance business within the United Kingdom and, for certain of these classes, they are authorized to underwrite risks within some member states of the European Economic Area under the European Council Non-Life Insurance Directives. This is either on a “freedom of services” or on a “freedom of establishment” basis and is subject to complying with such “general good” conditions as may be laid down by the local regulatory authorities. AMIL is a monoline insurer specializing in mortgage insurance and is authorized to underwrite risks within some member states of the European Economic Area under the European Council Non-Life Insurance Directives on both a "freedom of services" and "freedom of establishment" basis.

Change in Control

The FSMA requires controllers of insurers to be approved by the PRA and the FCA. This includes individuals or corporate bodies who wish to take, or increase, control in an authorized insurer. A change in control also occurs when an existing controller decreases control.

A controller is a person or entity who (i) owns or controls 10% or more of the issued share capital or voting power of the authorized insurer, (ii) owns or controls 10% or more of the issued share capital or voting power of a controller of the authorized insurer, or (iii) who otherwise can exercise significant management control of the authorized insurer or one of its controllers. In the case of AEL, this includes (but is not limited to) AmTrust Financial Services, Inc., AII, AII Insurance Management Limited, AII Reinsurance Broker Ltd., AmTrust Equity Solutions, Ltd., AIL, AmTrust North America, Inc. and Barry Zyskind, Leah Karfunkel and George Karfunkel. In the case of MIC, it also includes the aforementioned and Car Care Plan (Holdings) Limited.

Financial Requirements and Regulatory Guidelines

AEL, AMIL and MIC are required to maintain regulatory capital resources in accordance with the Solvency Capital Requirement ("SCR") determined under Solvency II. The SCR is the amount of funds that an insurance firm is required to hold in the European Union, which covers existing business as well as new business expected over the course of 12 months. The SCR can be calculated under either the Standard Formula approach or by using an Internal Model, which requires PRA approval. As of December 31, 2016, AEL, AMIL and MIC each use the Standard Formula approach to calculate their respective SCR and each have maintained capital resources in excess of their respective required SCR.

Restrictions on Dividends

AEL, AMIL and MIC may only make distributions out of profits available for distribution and only with the PRA’s prior consent. Profits available for distribution are the accumulated, realized profits of an insurer so far as not previously distributed or capitalized, less the insurer's accumulated, realized losses so far as not previously written off in a reduction or reorganization of capital. The test of whether the distribution is legal is applied by reference to relevant accounts complying with specified requirements.

Lloyd's

We participate in the Lloyd’s market through our ownership of AmTrust at Lloyd’s Limited, a managing agent for syndicates 1206, 44 and 2526, and AmTrust Lloyd’s Holdings (UK) Limited, a managing agent for syndicates 1861, 5820 and 779 (collectively, the "Lloyd’s managing agents"). The Lloyd’s managing agents are dual-regulated by the FCA and PRA. The Society of Lloyd’s, the FCA and the PRA have statutory responsibilities, including under the Lloyd’s Acts 1871 - 1982 and FSMA, in relation to the supervision of insurance business underwritten in the Lloyd’s markets and the supervision of managing agents operating in the market at Lloyd’s.
The FCA, the PRA and Lloyd's have complementary objectives in ensuring that the Lloyd's market is appropriately regulated. To minimize duplication, there are arrangements between them for co-operation on supervision and enforcement.
Our Lloyd’s operations are also governed by The Council of Lloyd’s, which, through the Lloyd’s Franchise Board, is responsible for regulating and directing the business of insurance at Lloyd’s in line with its statutory powers, subject to its bylaws and in furtherance of the objects of Lloyd’s. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. By entering into a membership agreement with Lloyd’s, our Lloyd’s managing agents undertook to comply with Lloyd’s bylaws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act that are applicable to them. The operation of syndicates 1206, 44, 2526, 1861, 5820 and 779, as well as the Lloyd’s managing agents and their directors, is subject to the Lloyd’s supervisory regime.
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

Solvency II

The European Union’s executive body, the European Commission, implemented a new capital adequacy and risk management regulation called “Solvency II” that applies to our businesses across the European Union (including the United Kingdom) and impacts AEL, AMIL, MIC, our Lloyd's syndicates, AIU and our Luxembourg entities. Solvency II became effective on January 1, 2016 and imposes new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management, and we have undertaken considerable preparatory work to ensure that the impacted businesses were compliant upon implementation. In addition, under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. parent is not already subject to regulations deemed “equivalent” to Solvency II. Such regulation could apply to us as the U.S. parent of a European Union subsidiary and could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management.

Offices

Our principal executive offices are located at 59 Maiden Lane, 43rd Floor, New York, New York 10038, and our telephone number at that location is (212) 220-7120. Our website is www.amtrustgroup.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Employees

As of December 31, 2016, we had approximately 8,000 employees worldwide.

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

Our estimated unpaid losses are material ($10.1 billion at December 31, 2016), so even small percentage increases to the aggregate liability estimate can result in materially lower future periodic reported earnings. An increase in reserves could result in a reduction in our surplus, which could result in a downgrade in our A.M. Best rating. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer were unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2016, we had an aggregate amount of approximately $4.3 billion of recoverables from third-party reinsurers on paid and unpaid losses.

Our relationships with Maiden Holdings, Ltd. ("Maiden") and NGHC and their subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, business opportunity issues and legal challenges.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to Maiden, NGHC or their subsidiaries, on the one hand, and us or our subsidiaries, on the other hand. In addition, potential conflicts of interest may arise should our interests and those of Maiden or NGHC diverge. For a complete description of our relationships with Maiden and NGHC, see the discussion found in Note 17. “Related Party Transactions.”

In addition, two members of our Board of Directors, Donald DeCarlo, who is an independent member of our Board of Directors, and Mr. Zyskind, are also members of NGHC’s board of directors. Mr. Zyskind’s service as our Chairman, President and Chief Executive Officer, as non-executive chairman of the board of Maiden, and as non-executive chairman of NGHC’s board, and Mr. DeCarlo’s service as a member of our Board and NGHC’s board could raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If we and Maiden or NGHC were in the future deemed to be competitors within the meaning of the Clayton Antitrust Act and certain thresholds relating to direct competition between us and Maiden or NGHC are met, the Department of Justice and Federal Trade Commission could challenge the arrangement.

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

We receive significant service and fee income from NGHC and Maiden through a series of agreements described in Note 17. "Related Party Transactions." We may be unable to maintain these arrangements. If we no longer provide these services to Maiden and NGHC and do not replace them with services provided to other parties on equally favorable terms and at similar levels, our service and fee income could decline, which may adversely affect our results of operations and financial condition.

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

We have a significant amount of indebtedness. As of December 31, 2016, our total consolidated indebtedness was approximately $1.2 billion, which does not include approximately $168.0 million aggregate principal amount of a loan made by Maiden Reinsurance to us in connection with a reinsurance agreement between AII and Maiden Reinsurance that requires Maiden Reinsurance to provide sufficient collateral to secure its proportionate share of AII’s obligations. This amount is accounted for as a note payable on our balance sheet. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing, requiring the dedication of portions of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, limiting our flexibility in planning for, or reacting to, changes in our business, restricting our operational flexibility due to restrictive covenants that will limit our ability to explore certain business opportunities, dispose of assets and take other actions and placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

As of December 31, 2016, our annual debt service obligation on our outstanding indebtedness was approximately $66.6 million. We may be unable to maintain sufficient cash reserves, our business may not generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or our cash needs may increase. If we were unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we failed to comply with the various requirements of any indebtedness that we have incurred or may incur in the future, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause us to default under our other indebtedness. Any default under any indebtedness that we have incurred or may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

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

The covenants in our credit facilities, indentures governing our convertible senior notes due 2021 and 2044 and 6.125% notes due 2023, and certain secured loan agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

Our credit facilities and indentures governing our convertible senior notes and 6.125% notes due 2023 contain covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. These covenants could restrict our ability to achieve our business objectives, and therefore, could have an adverse effect on our financial condition. In addition, our credit facilities, the indenture governing our 6.125% notes due 2023 and certain of our secured loan agreements also require us to maintain specific financial ratios and timely delivery of financial information. In addition, we have entered into joint ventures that are encumbered by outstanding indebtedness that contain similar covenants for which our joint venture partners and we provide guarantees and for which we retain joint and several liability. Our inability to comply with these covenants or meet these financial ratios and deadlines could lead to a default or an event of default under the terms of our credit facilities, indentures or secured loan agreements, for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. We may not be able to obtain such relief on commercially reasonable terms and we may be required to incur significant additional costs. In addition, our lenders and noteholders may impose additional operating and financial restrictions on us as a condition to granting any such waiver. Our lenders under our credit facilities could cancel their commitments to lend and/or issue letters of credit and the lenders under our credit facilities and secured loan agreements and our noteholders could declare a default and demand immediate repayment on all amounts owed to them, any of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our securities to decline. See " – We have undergone an internal review of our previously issued financial statements, which has resulted in our Audit Committee and management concluding that we must restate certain of our historical financials. Restatements of financial statements could have a negative effect on our business and stock price."

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

Our investment portfolio consists substantially of fixed income securities. As of December 31, 2016, our investment in fixed income securities was approximately $7.4 billion, or 83% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed income securities generally decreases as interest rates rise. Conversely, if interest rates decline, the fair market value of fixed income securities generally increases. However, investment income earned from future investments in fixed income securities will decrease due to being reinvested at lower interest rates. In addition, some fixed income securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2016, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $370.0 million.

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

The United Kingdom held a referendum on June 23, 2016, in which a majority voted for the U.K.’s exit from the European Union (E.U.), commonly referred to as “Brexit.” As a result of this referendum, it is expected that the U.K. will commence negotiations to determine the terms of its withdrawal from the E.U., as well as the future terms of its relationship with the E.U. The effects of Brexit will depend on any agreements made during these negotiations, and as a result, our U.K. insurers and Lloyd’s syndicates face potential uncertainty regarding, among other things, the ability to transact business in E.U. countries (if the “passporting” regime currently enjoyed by U.K. insurance companies is withdrawn without something similar being negotiated) and the free movement of goods and people between the U.K. and the E.U. In addition, Brexit could adversely affect European or worldwide political, economic or market conditions and could lead to instability in global financial markets. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Brexit could also lead to legal uncertainty and differing national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. In addition, Brexit may lead other E.U. member countries to consider referendums regarding their membership in the E.U. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Until Brexit takes effect, which may not happen for two years or more, the U.K. remains a full member of the E.U. and our U.K. insurers and Lloyd’s syndicates retain their access to transact business in other E.U. countries.

Resolution of uncertain tax matters and changes in tax laws or taxing authority interpretations of tax laws could result in actual tax benefits or deductions that are different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.

Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, our interpretation of tax laws and the interpretations given to those tax laws by taxing authorities and courts, the timing of future income and deductions, and our expected levels and sources of future taxable income. Additionally, from time to time there are changes to tax laws and interpretations of tax laws that could change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. In either case, changes to our prior estimates would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flows. In addition, the U.S. Congress, government agencies in non-U.S. jurisdictions where we do business, and the Organization for Economic Co-operation and Development, as part of its “base erosion and profit shifting” initiative, have focused on perceived tax avoidance by multinational corporations. As a result, the tax laws in the U.S., United Kingdom, Bermuda, Ireland and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our financial results.

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

Our success is dependent on the efforts of our principal executive officers, Barry Zyskind, Ronald Pipoly, Christopher Longo, Michael Saxon, Max Caviet and Adam Karkowsky, because of their industry expertise, knowledge of our markets and relationships with our independent agencies and warranty administrators. Should any of these executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and/or the specialty risk sectors that we target, and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers or other employees.

We are an insurance holding company and do not have any direct operations.

Our operations are substantially conducted through direct and indirect subsidiaries. As a holding company, we do not own any significant assets other than equity in our subsidiaries. Payments from our insurance subsidiaries pursuant to management agreements and tax sharing agreements, as well as fee income we generate from providing services discussed throughout this report, are our primary source of funds to pay our direct expenses. The ability of our insurance subsidiaries to pay dividends or make distributions or other payments to us depends on the availability of cash flow from operations and proceeds from the sale of assets and other capital-raising activities. Dividends or other distributions from our subsidiaries to us may be subject to contractual and other restrictions and are subject to other business considerations.

Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, and the laws of certain foreign countries in which we do business (primarily Ireland, United Kingdom and Bermuda), including laws establishing minimum solvency and liquidity thresholds. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries, which would affect our ability to pay dividends on our common stock and preferred stock, as discussed below, and to pay principal and interest on our outstanding indebtedness. As of December 31, 2016, our insurance subsidiaries collectively could pay dividends to us of $749.3 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. The inability of our operating subsidiaries to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations.

We have identified material weaknesses in our internal control over financial reporting related to, among other things, the restatement of our previously issued financial statements. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

In connection with our most recent year-end assessment of internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of December 31, 2016. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see “Controls and Procedures” in Part II, Item 9A of this Report.

As further described in Item 9A “Controls and Procedures – Management's Report on Internal Control Over Financial Reporting – Status of Remediation Actions,” we have undertaken steps to improve our internal control over financial reporting. However, we may not be successful in making the improvements necessary to remediate the material weaknesses identified by management or be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies or material weaknesses in the future. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected, we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, we may suffer defaults under our debt instruments, and our stock price may decline.

We have undergone an internal review of our previously issued financial statements, which has resulted in our Audit Committee and management concluding that we must restate certain of our historical financials. Restatements of financial statements could have a negative effect on our business and stock price.
As further discussed in Note 3 to our consolidated financial statements, we are restating our historical consolidated financial statements in respect of the fiscal years ended December 31, 2015 and 2014, including the quarterly periods in 2015 and 2016, and have included in this report restated consolidated financial statements for the years ended December 31, 2015 and 2014 and selected financial data tables. For a detailed description of the financial impact of the Restatement, see Note 3. "Restatement of Previously Issued Consolidated Financial Statements."

Our business may be harmed as a result of the restatement of our financial statements as noted above, including as a result of adverse publicity, litigation, SEC proceedings or exchange delisting. While we have taken measures to prevent future restatements, we cannot be certain that the measures we have taken as part of the restatement process will ensure that restatements will not occur in the future. These restatements may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

The restatement process has been, and continues to be, resource-intensive, has involved a significant amount of attention from management, and has resulted in significant costs to us. Any future inquiries from the SEC or otherwise as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting fees and expenses. These fees and expenses, as well as the substantial time devoted by our management to address such inquiries, could have a material adverse effect on our business, profitability and financial condition. These restatements also may result in litigation for which, regardless of the outcome, we may incur substantial defense costs. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, if the SEC were to conduct an investigation related to the restatements, we could potentially be subject to fines, penalties or other adverse consequences, and our business and financial condition could be adversely impacted.

Furthermore, subsequent to December 31, 2016, this restatement and our delay in filing this Form 10-K resulted in breaches of certain representations, warranties and covenants contained in certain of our credit facilities and secured loan agreements. In addition, one or more of such breaches also gave rise to cross defaults under certain of our credit facilities. Other than as described in Note 15. "Debt – Secured Loan Agreements," we received waivers from the required lenders under each of our credit facilities and secured loan agreements pursuant to which we determined that an event of default occurred as a result of the restatement or our failure to timely file this Form 10-K, including as a result of such cross defaults and the failure to obtain a waiver from the lenders under certain other credit facilities and secured loan agreements. However, we may not be able to secure similar waivers in the future, which may give rise to the acceleration of our debt and/or credit obligations.
.

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

Although we engage in other businesses, approximately 39% of our gross written premium currently is attributable to workers’ compensation insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, in certain states in which we do business, insurance regulators set the premium rates we may charge. In addition, if legislators in one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect the workers’ compensation insurance industry. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell many other types of insurance.

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

Our insurance subsidiaries are subject to extensive regulation in the jurisdictions in which they operate. Such regulations may relate to, among other things, the types of business we can write, the rates we can charge for coverage, the level of capital we must maintain, and restrictions on the types and size of investments we can make. Regulations may also restrict the timing and amount of dividend payments. Accordingly, changes in regulations related to these or other matters or regulatory actions imposing restrictions on our insurance subsidiaries, may adversely impact our results of operations and restrict our ability to allocate capital. For a discussion of the various types of regulation we face, see “Item 1. Business – Regulation.”

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

Risks Related to our Common Stock, Preferred Stock and Outstanding Indebtedness

Our revenues and results of operations may fluctuate as a result of developments beyond our control, which may cause volatility in the price of our shares of common stock and the market price of our Series A, B, C, D, E and F Preferred Stock.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “AFSI.” Our Series A, B, C, D, E and F Preferred Stock are listed on the New York Stock Exchange under the symbols “AFSI-A,” “AFSI-B”, "AFSI-C", “AFSI-D”, "AFSI-E" and "AFSI-F," respectively. Our performance, as well as the risks discussed herein, government or regulatory action, tax laws, interest rates and general market conditions could have a significant impact on the future market price of our common stock and the market price of our Preferred Stock. Developments that could negatively affect our share price or result in fluctuations in the price of our common stock or Preferred Stock include:

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our common stock price and the market price of our Series A, B, C, D, E and F Preferred Stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires an annual management assessment of the effectiveness of our internal control over financial reporting. If we fail to achieve and maintain the adequacy of our internal controls, we may be unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Moreover, effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports or otherwise maintain appropriate internal controls, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, and the market price for our common and preferred stock could decline. See "— Risks Related to Our Business – We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline."

Our principal stockholders have the ability to control our business, which may be disadvantageous to other stockholders.

Based on the number of shares outstanding as of December 31, 2016, Barry D. Zyskind, Leah Karfunkel and George Karfunkel, directly or indirectly, collectively own or control approximately 49% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These stockholders may have interests that are different from other stockholders.

In addition, Leah Karfunkel and George Karfunkel, through entities that each of them controls, have entered into transactions with us and may from time to time in the future enter into other transactions with us. As a result, these individuals may have interests that are different from, or in addition to, their interest as our stockholders. Such transactions may adversely affect our results of operations or financial condition.

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

We may be unable to pay dividends on our common stock or Series A, B, C, D, E and F Preferred Stock.

As discussed above, the ability of our insurance subsidiaries to pay dividends is regulated and under certain circumstances, restricted, pursuant to applicable law. If our insurance subsidiaries could not pay dividends, we may not, in turn, be able to pay dividends to stockholders. In addition, the terms of our junior subordinated debentures and our credit facilities limit, in some circumstances, our ability to pay dividends on our common stock and Series A, B, C, D, E and F Preferred Stock, and future financing arrangements may include prohibitions on dividends or other restrictions. For these reasons, we may be unable to pay dividends on our common stock or Series A, B, C, D, E and F Preferred Stock.

We have a history of paying dividends to our stockholders. However, future cash dividends will depend upon our results of operations, financial condition, cash requirements and other factors, including the ability of our subsidiaries to make distributions to us, which ability is restricted in the manner discussed above. Also, we may be unable to continue to pay dividends even if the necessary financial conditions are met and if sufficient cash is available for distribution.

Our shares of Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares are equity interests and are subordinate to our existing and future indebtedness.

Our shares of Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares are equity interests and do not constitute indebtedness. As such, the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy our claims, including our liquidation, dissolution and winding up. As of December 31, 2016, our total consolidated debt was $1.2 billion (which does not include approximately $168.0 million aggregate principal amount of a loan made by Maiden Reinsurance to us in connection with a reinsurance agreement between AII and Maiden Reinsurance that requires Maiden Reinsurance to provide sufficient collateral to secure its proportionate share of AII’s obligations) and our total consolidated liabilities were approximately $19.1 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares, dividends are payable only if declared by our Board of Directors (or a duly authorized committee of the Board of Directors). Our ability to pay dividends on the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares may be limited by the terms of our agreements governing our existing and future indebtedness and by the provisions of other existing and future agreements.

Dividends on the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares are non-cumulative.

Dividends on the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares are non-cumulative and payable only out of our legally available funds. Consequently, if our Board of Directors (or a duly authorized committee of the Board of Directors) does not authorize and declare a dividend for any dividend period with respect to the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares, holders of the Series A, B, C, D, E and F Preferred Stock and, in turn, the depositary shares, will not be entitled to receive any such dividend, and such unpaid dividend will not accumulate and will never be payable. We have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if our Board of Directors (or a duly authorized committee of the Board of Directors) has not declared such dividend before the related dividend payment date. If dividends on the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares are authorized and declared with respect to any subsequent dividend period, we will be free to pay dividends on any other series of preferred stock and/or our common shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All of our properties are owned or leased by us or our subsidiaries and are used for office functions (corporate, claims, underwriting, business units) or as call centers.  We own 17 properties worldwide, the majority of which consist of commercial office space. Our properties are not segregated by segment. We own significant properties in the United States in the states of California, Colorado, Connecticut, Florida, Ohio and Texas and internationally in the United Kingdom.

We lease approximately 1,390,000 square feet throughout the United States and internationally. These leases are generally short-term to medium-term leases for commercial office space. For additional information about these leases, see Note 25. "Commitments and Contingencies."

Item 3. Legal Proceedings

Shareholder Litigation

We have received three stockholder demands for production, pursuant to Section 220 of the Delaware General Corporation Law, of our books and records. On April 7, 2015, one of those stockholders, Cambridge Retirement System, filed a derivative action in the Court of Chancery of the State of Delaware against the Company, as nominal defendant, and against our board of directors, Leah Karfunkel, and ACP Re, Ltd. ("ACP Re"), as defendants. Cambridge amended its complaint on November 3, 2015 to add National General Holdings Corp. as a defendant. The stockholder purports to bring the derivative action on our behalf, alleging breaches of the duties of loyalty and care on the part of our directors and majority shareholders related to our transactions involving Tower Group International, Ltd. Cambridge's claim against NGHC and ACP Re is for unjust enrichment. The amended complaint seeks damages, disgorgement and reform of our governance practices. We believe the allegations in this action to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any.

In addition, we and certain of our officers are defendants in related putative securities class action lawsuits filed in February and March of 2017 in the United States District Courts for the Central District of California and the Southern District of New York. Plaintiffs in the lawsuits purport to represent a class of our stockholders who purchased shares between March 2015 and March 2017. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek damages in an unspecified amount, attorney's fees and other relief. We believe the allegations to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any.

Other than as discussed above, we are not involved presently in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholders

Our common stock trades on the NASDAQ Global Market under the symbol “AFSI”. We have one class of authorized common stock for 500,000,000 shares at a par value of $0.01 per share. As of March 24, 2017, there were 145 registered record holders of our common stock. This figure does not include beneficial owners who hold shares in nominee names.

On December 15, 2015, our Board of Directors declared a two-for-one stock split of our common stock, par value $0.01 per share, in the form of a 100% stock dividend. All stockholders of record at the close of business on January 19, 2016 received one additional share of our common stock for each share held on that date. The additional share of common stock was distributed to stockholders of record on February 2, 2016. As a result, we retrospectively adjusted all share and per share amounts in 2015 to reflect the stock split.

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common stock and the cash dividends declared with respect to such shares:

2016	High	Low	Dividends Declared
First quarter	$30.90	$24.20	$0.15
Second quarter	$27.00	$23.55	$0.15
Third quarter	$27.14	$23.73	$0.17
Fourth quarter	$28.48	$24.80	$0.17

2015	High	Low	Dividends Declared
First quarter	$29.50	$24.43	$0.125
Second quarter	$32.99	$28.18	$0.125
Third quarter	$35.94	$26.03	$0.15
Fourth quarter	$35.63	$28.68	$0.15

On March 24, 2017, the closing price per share for our common stock was $18.33.

Dividend Policy

Our Board of Directors has historically declared the payment of quarterly cash dividends. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements.

We are a holding company that transacts business through our operating subsidiaries. Our primary assets are the capital stock of these operating subsidiaries. Payments from our insurance subsidiaries pursuant to management agreements and tax sharing agreements, as well as fee income we generate from providing services discussed throughout this report, are our primary source of funds to pay our direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds. Our ability to pay dividends to our stockholders depends, in part, upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our insurance subsidiaries is regulated by insurance laws of various states, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds. In addition, the terms of our junior subordinated debentures, revolving credit facility and convertible senior notes limit, in the event of certain circumstances, our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2016, our insurance subsidiaries could pay dividends to us of $749.3 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. During 2016, our insurance subsidiaries paid dividends of $18.0 million, which were subsequently contributed to certain of our other insurance subsidiaries.

Share Repurchase Plan

In December 2013, our Board of Directors approved a $150 million share repurchase program. In 2016, we entered into an amendment to our $350 million credit facility that expanded the restrictive covenant related to our repurchase of shares of our outstanding common stock. In connection with the amendment, our Board of Directors approved an increase of $200 million to our existing stock repurchase authorization. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. We did not repurchase any shares of our common stock during the fourth quarter of 2016.

The following table summarizes our stock repurchases for the three-month period ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program (1)
October 1 - 31, 2016	—	$—	—	137,864,237
November 1 - 30, 2016	—	—	—	137,864,237
December 1 - 31, 2016	—	—	—	137,864,237
Total	—		—	$137,864,237

(1) In April 2016, our Board of Directors approved an increase of $200 million to our existing stock repurchase authorization. From January 1, 2016 through December 31, 2016, we repurchased 6,167,993 common shares for approximately $152.3 million under this program.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock for the period beginning December 31, 2011 and ending on December 31, 2016 with the cumulative total return on the NASDAQ Global Market Index and a peer group comprised of the NASDAQ Insurance Index. The graph shows the change in value of an initial $100 investment on December 31, 2011.

Comparative Cumulative Total Returns Since 12/31/11 for AmTrust Financial
Services, Inc.: NASDAQ Composite and NASDAQ Insurance

This information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The following information as of and for the years ended December 31, 2015, 2014, 2013 and 2012 has been restated to reflect adjustments to our previously issued financial statements as more fully described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3. "Restatement of Previously Issued Consolidated Financial Statements" to the Consolidated Financial Statements included in Item 8 of this Form 10-K. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The selected consolidated income statement for the year ended December 31, 2016 and the balance sheet as of December 31, 2016 is derived from our audited financial statements included elsewhere in this report, which have been audited by KPMG, LLP, our current independent auditors. The selected consolidated income statement for the years ended December 31, 2015 and 2014 and the balance sheet as of December 31, 2015 were derived from our audited financial statements included elsewhere in this report, which have been audited by BDO USA, LLP, our former independent auditors. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in Part IV of this report.

	Year Ended December 31,
	2016	2015	2014	2013 (10)	2012 (10)
		As restated	As restated	As restated	As restated
	(Amounts in Thousands)
Selected Income Statement Data (1)
Gross written premium	$7,949,270	$6,799,537	$6,092,437	$4,116,911	$2,749,326
Ceded gross written premium	(3,097,943)	(2,537,609)	(2,151,217)	(1,551,238)	(1,101,289)
Net written premium	$4,851,327	$4,261,928	$3,941,220	$2,565,673	$1,648,037
Change in unearned premium	(183,362)	(240,687)	(434,386)	$(299,683)	(229,185)
Net earned premium	$4,667,965	$4,021,241	$3,506,834	$2,265,990	$1,418,852
Service and fee income	537,966	428,143	365,356	287,254	138,662
Net investment income	208,047	156,290	131,601	84,819	68,167
Net realized gain on investments	36,478	8,117	16,423	15,527	8,981
Total revenues	$5,450,456	$4,613,791	$4,020,214	$2,653,590	$1,634,662
Loss and loss adjustment expense	3,142,279	2,688,118	2,331,325	1,517,361	922,675
Acquisition costs and other underwriting expenses(2)	1,230,168	993,571	870,702	549,127	359,158
Other (3)	564,065	473,253	422,528	286,692	175,498
Total expenses	$4,936,512	$4,154,942	$3,624,555	$2,353,180	$1,457,331
Income before other income (expense), provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	$513,944	$458,849	$395,659	$300,410	$177,331
Other income (expense):
Interest expense	(79,526)	(55,355)	(45,857)	(34,691)	(28,508)
Loss on extinguishment of debt	—	(5,271)	(9,831)	—	—
Gain on life settlement contracts net of profit commission	46,147	19,844	12,306	3,800	13,822
Foreign currency gain (loss)	(29,289)	47,301	56,372	(9,736)	(843)
Acquisition gain on purchase	48,775	5,826	—	48,715	—
Gain on sale of subsidiary	—	—	6,631	—	—
Total other income (expense)	$(13,893)	$12,345	$19,621	$8,088	$(15,529)
Income before income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	$500,051	$471,194	$415,280	$308,498	$161,802
Provision for income taxes	85,307	38,946	28,367	77,527	9,023
Income before equity in earnings of unconsolidated subsidiaries and non-controlling interest	414,744	432,248	386,913	230,971	152,779
Equity in earnings of unconsolidated subsidiaries (related parties)	15,626	25,385	28,351	11,566	9,295
Net income	430,370	457,633	415,264	242,537	162,074
Net (income) loss attributable to non-controlling and redeemable non-controlling interest of subsidiaries	(19,384)	(6,928)	416	1,633	(6,873)
Net income attributable to AmTrust Financial Services, Inc.	$410,986	$450,705	$415,680	$244,170	$155,201
Dividends on preferred stock	(47,847)	(31,590)	(12,738)	(3,989)	—
Net income attributable to AmTrust common stockholders	$363,139	$419,115	$402,942	$240,181	$155,201

	Year Ended December 31,
	2016	2015	2014	2013 (10)	2012 (10)
		As restated	As restated	As restated	As restated
	(Amounts in Thousands, Except Percentages and per Share Data)
Per Share Data (4)
Net income allocated to AmTrust Financial Services, Inc. common shareholders – basic	$2.10	$2.54	$2.68	$1.62	$1.06
Basic weighted average common shares outstanding	172,554	165,042	149,866	148,326	146,538
Diluted Income Per Share:
Net income allocated to AmTrust Financial Services, Inc. common shareholders – diluted	$2.08	$2.49	$2.53	$1.54	$1.03
Diluted weighted average common shares outstanding	174,545	168,360	159,034	155,968	151,240
Dividend declared per common share	$0.64	$0.55	$0.425	$0.28	$0.20
Selected Insurance Ratios and Operating Information
Net loss ratio (5)	67.3%	66.8%	66.5%	67.0%	65.0%
Net expense ratio (6)	26.4%	24.8%	24.8%	24.2%	25.3%
Net combined ratio (7)	93.7%	91.6%	91.3%	91.2%	90.3%
Return on equity (8)	15.8%	21.8%	28.3%	20.6%	15.7%

	As of December 31,
	2016	2015	2014	2013 (10)	2012 (10)
		As restated	As restated	As restated	As restated
	(Amounts in Thousands)
Selected Balance Sheet Data (1)
Cash, cash equivalents and restricted cash	$1,281,109	$1,384,615	$1,067,124	$930,461	$493,132
Investments	7,954,557	5,826,935	4,580,972	3,657,309	2,203,270
Reinsurance recoverable	4,329,521	3,007,377	2,440,722	1,929,848	1,318,395
Premiums receivable, net	2,802,167	2,235,953	1,892,006	1,593,975	1,251,262
Goodwill and intangibles assets	1,243,125	800,045	667,681	665,393	532,839
Total assets (9)	22,614,668	17,266,051	13,858,770	11,282,607	7,438,576
Reserves for loss and loss adjustment expense	10,140,716	7,208,367	5,664,205	4,368,234	2,426,400
Unearned premiums	4,880,066	4,014,387	3,449,535	2,680,982	1,773,593
Deferred income tax (asset) liability	(16,032)	(110,706)	42,654	222,103	217,365
Note due to seller	104,685	—	—	—	—
Revolving credit facility	130,000	130,000	120,000	—	—
6.125% Notes payable due 2023 (9)	248,185	247,911	247,568	247,363	—
2.75% Convertible senior notes due 2044 (9)	166,387	160,258	154,540	—	—
5.5% Convertible senior notes due 2021 (9)	5,223	5,103	53,317	160,433	155,477
Junior subordinated debentures (9)	214,815	121,940	121,852	121,765	117,973
7.25% Subordinated notes due 2055 (9)	145,202	145,078	—	—	—
7.50% Subordinated notes due 2055 (9)	130,684	130,572	—	—	—
Common stock, preferred stock and additional paid in capital less treasury stock	1,989,754	1,705,089	1,026,163	864,173	468,226
Total stockholders' equity	3,465,613	2,900,235	2,071,394	1,490,484	1,187,341

(1)	Results for a number of periods were affected by our various acquisitions from 2012 to 2016.

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

(4)	Share and per share data for the years ended December 31, 2015, 2014, 2013 and 2012 were adjusted as a result of the two-for-one stock split effective

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

(9)
We adopted ASU 2015-03 in the first quarter of 2016, and applied its provisions retrospectively. The total impact of the adoption of ASU 2015-03 decreased total assets and total debt $16,902, $11,190, $9,557 and $9,170 as of December 31, 2015, 2014, 2013 and 2012, respectively.

(10) See Note 3. "Restatement of Previously Issued Consolidated Financial Statements" for details on the impact of the Restatement on the years ended December 31, 2014 and 2015. For the years ended December 31, 2013 and 2012, we have reduced service and fee income $44,305 and $33,512, respectively, increased acquisition costs and other underwriting expenses $15,965 and $3,153, respectively, decreased other expense $4,925 and $2,211, increased foreign currency loss $3,203 and $601, respectively, and decreased provision for income taxes $20,492 and $12,269, respectively. Additionally, as of December 31, 2013 and 2012, total assets increased $13,038 and $11,235, respectively, deferred tax liability decreased $52,416 and $46,667, respectively, and total stockholders' equity decreased $88,381 and $54,546, respectively.

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

We transact business primarily through our insurance subsidiaries, the majority of which are domiciled in the United States. We also transact business through insurance subsidiaries domiciled internationally, primarily in Bermuda and Europe. We are authorized to write business in all 50 states, the District of Columbia, Puerto Rico, and in the European Union. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed. Our principal operating subsidiaries are rated "A" (Excellent) by A.M. Best Company ("A.M. Best").

For the year ended December 31, 2016, our results of operations include activity of the entities we acquired subsequent to December 31, 2015, primarily:

•	ANV Holding B.V. and its affiliates (collectively, "ANV")

•	N.V. Nationale Borg-Maatschappij and its affiliates (collectively, "Nationale Borg")

•	First Nationwide Title Agency and its subsidiaries (collectively, "First Nationwide")

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

In addition, on March 11, 2016, one of our subsidiary insurance companies entered into a loss portfolio transfer with Public Service Insurance Company, Paramount Insurance Company and Western Select Insurance Company. We will reinsure 100% of the existing obligations with respect to their business for accident years 2015 and 2014, including a loss portfolio transfer of 100% of the loss and LAE reserves as of the effective date. We received approximately $163.4 million of cash and recorded the obligation of approximately $163.4 million of loss reserves. During the year ended December 31, 2016, we paid losses of approximately $20.6 million. During the year ended December 31, 2016, we did not record any gains or losses as a result of this transaction. Additionally, one of our subsidiaries entered into a renewal rights transaction with the forenamed parties as well as Creative Intermediaries, Inc., Magna Carta Companies, Inc. and Public Service Mutual Holding Company, whereby we may renew their existing book of policies for their commercial and property insurance business. The acquisition price paid for the renewal rights transaction was approximately $1 million.

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

We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on equity was 15.8%, 21.8% and 28.3% for the years ended December 31, 2016, 2015 and 2014, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 93.7%, 91.6% and 91.3% for the years ended December 31, 2016, 2015 and 2014, respectively. A key factor in achieving our targeted net combined ratio is a continuous focus on our net expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the businesses in which we have expertise, which we believe should provide opportunities for greater returns.

Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. Our net investment income was $208.0 million, $156.3 million and $131.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. We held 14.3% and 19.9% of total invested assets in cash and cash equivalents as of December 31, 2016 and 2015, respectively.

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

Restatement of Previously Issued Financial Statements

On March 14, 2017, the Audit Committee of our Board of Directors, in consultation with management and our current and former independent registered public accounting firms, concluded that our previously issued Consolidated Financial Statements for the fiscal years 2014 and 2015 (including each of the four quarters within fiscal year 2015) as well as for the first three quarters of fiscal year 2016 needed to be restated to correct errors related to revenue recognition and bonus accruals, as well as other adjustments. The effects of the Restatement are reflected in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See the Explanatory Note included in the front section of this report and Note 3. “Restatement of Previously Issued Consolidated Financial Statements” for more information regarding the Restatement and the specific changes to our previously issued financial statements.

The error related to the recognition of revenue for the portion of warranty contract revenue associated with administration services is reflected entirely within the results of operations for our Specialty Risk and Extended Warranty segment, while the remaining errors are reflected within the results of operations of all of our segments.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. We intend to amend our Forms 10-Q for the quarterly periods ended March 31, June 30, September 30, 2015 and 2016 to reflect the restatement adjustments applicable to the periods presented therein.

Acquisitions

During 2016 and 2015, we have made the following significant acquisitions:

ANV Holding B.V.

On November 7, 2016, we completed the acquisition of ANV Holding B.V. and its affiliates ("ANV") from Ontario Teachers’ Pension Plan Board for approximately $203 million in cash. ANV is a specialty insurance company that underwrites a variety of commercial property and casualty insurance products through its three Lloyd’s syndicates and managing general underwriter. ANV's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. We anticipate completing our acquisition accounting by the first half of 2017. As a result of the acquisition, we recorded approximately $85 million of gross written premium during the year ended December 31, 2016.

Trust Risk Group

In conjunction with the settlement of a dispute with our former Italian medical liability broker, on July 20, 2016, we obtained the renewal rights associated with all the in-force business produced by Trust Risk Group ("TRG") prior to the termination of our brokerage and agency relationship with TRG, and a non-compete agreement with TRG and related parties for a period of three years in exchange for €16 million (or $17.7 million), as well as the release of a receivable balance due from TRG of €14 million (or $15.5 million).

Nationale Borg

On May 31, 2016, we completed the acquisition of N.V. Nationale Borg-Maatscappij and its affiliates ("Nationale Borg") for approximately €161.4 million (or $180 million). Nationale Borg is an Amsterdam-based international direct writer and reinsurer of surety and trade credit insurance in over 70 countries that has been in existence for approximately 120 years. Nationale Borg's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. We anticipate completing our acquisition accounting by the first half of 2017. As a result of this acquisition, we recorded approximately $64.4 million of gross written premium during the year ended December 31, 2016.

First Nationwide Title Agency

On May 20, 2016, we completed the acquisition of First Nationwide Title Agency and its subsidiaries ("First Nationwide"). First Nationwide is a title agency providing title insurance products primarily in the State of New York. The consideration for the purchase consisted of approximately $24.0 million at closing and contingent consideration based on profitability of the agency over a five-year period. First Nationwide's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. We anticipate completing our acquisition accounting by the first half of 2017. As a result of this acquisition, we recorded service and fee income of $12.5 million for the year ended December 31, 2016.

Genworth

On May 9, 2016, we completed the acquisition of Genworth Financial Mortgage Insurance Ltd. ("Genworth"). Genworth provides mortgage insurance in Europe, primarily in the U.K., Finland, Italy and Germany. The consideration given for Genworth consisted of cash of approximately $54.5 million. Genworth's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. We anticipate completing our acquisition accounting in the first half of 2017. As a result of this acquisition, we recorded approximately $17.3 million of gross written premium during the year ended December 31, 2016.

Republic

On April 18, 2016, we completed the acquisition of Republic Companies, Inc. and its affiliates ("Republic") from Delek Group Ltd., and Republic Insurance Holdings, LLC. Republic provides commercial and personal lines property and casualty insurance through independent agents and managing general agents. Republic primarily distributes the majority of its business to individuals and small and medium-size businesses through a network of independent agents in the southwestern United States. In addition, Republic generates fee revenue by providing insurance services to third parties.

The consideration given for Republic consisted of approximately $113.5 million of cash at closing, a promissory note payable of approximately $104.7 million due to Delek Group Ltd. and deferred payments of approximately $15.2 million that are owed to the minority owners of Republic. Republic's results of operations are included as a component of the Small Commercial Business and Specialty Program segments. We anticipate completing our acquisition accounting in the first half of 2017. As a result of this acquisition, we recorded approximately $484.3 million of gross written premium and $5.9 million of services and fee income during the year ended December 31, 2016.

ARI Insurance Company

On January 22, 2016, we completed the acquisition of ARI Holdco Inc. ("ARIH") and its subsidiaries. ARIH's primary operating subsidiary, ARI Insurance Company ("ARI"), is an underwriter of commercial automobile insurance in New Jersey, Pennsylvania and Maryland. Immediately prior to the acquisition, ARI converted from a mutual form to a stock form of ownership in a transaction "sponsored" by us. The consideration given for ARIH was approximately $3.8 million. ARI's results of operations are included as a component of the Small Commercial Business segment. As a result of this acquisition, we recorded approximately $43.3 million of gross written premium during the year ended December 31, 2016.

Springfield

On October 7, 2015, we completed the acquisition of Springfield Insurance Company and its affiliates, Springfield Insurance Company Ltd. and Unified Grocers Insurance Services (collectively, "Springfield") for approximately $26.6 million in cash and a contingent earn-out valued at $5.0 million as of the acquisition date. Springfield, domiciled in California, is an insurance carrier providing workers' compensation and commercial package insurance to Unified Grocers Inc., an association of independently owned grocery stores, its members and its customers. Springfield's results of operations are included as a component of the Small Commercial Business segment. As a result of this acquisition, we recorded approximately $10.8 million and $3.2 million of gross written premium for the years ended December 31, 2016 and 2015, respectively, and $1.5 million and $0.6 million of service and fee income during the years ended December 31, 2016 and 2015, respectively.

Warranty Solutions

On September 25, 2015, we completed the acquisition of Warranty Solutions, a Wells Fargo business ("Warranty Solutions") for approximately $156.2 million in cash. Warranty Solutions designs, markets, administers and underwrites vehicle service contracts for new and used automobiles through a national network of more than 70 active agencies and 1,500 franchised and independent dealers. Warranty Solutions' results of operations are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this acquisition, we recorded approximately $87.8 million and $22.8 million of gross written premium for the years ended December 31, 2016 and 2015, respectively, and $85.8 million and $24.3 million of service and fee income for the years ended December 31, 2016 and 2015, respectively.

CorePointe Insurance Company

On March 2, 2015, we completed the acquisition of CorePointe Insurance Company ("CorePointe") for approximately $68.8 million. CorePointe, a Michigan-based specialty property and casualty insurance company, markets commercial package insurance products primarily to automobile and motorcycle dealerships and auto repair shops. The majority of CorePointe's insurance products and services are distributed through managing general agents ("MGAs") with whom it has long-standing relationships. CorePointe's results of operations are included in our Specialty Program segment. We recorded approximately $21.1 million and $39.4 million of gross written premium during the years ended December 31, 2016 and 2015, respectively, as a result of this acquisition.

TMI Solutions, LLC

On January 6, 2015, we completed the acquisition of TMI Solutions, LLC ("TMIS") for approximately $29.5 million in cash and a contingent earn-out provision valued at $32.0 million. TMIS offers monthly billed warranty solutions for a variety of consumer electronics as well as consumer protection services. TMIS's warranties are primarily distributed in conjunction with large telecommunication monthly customer billing services and their customers include various Fortune 500 companies. TMIS's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this acquisition, we recorded approximately $12.3 million and $13.7 million of service and fee income during the years ended December 31, 2016 and 2015, respectively.

Oryx Insurance Brokerage, Inc.

On January 6, 2015, we completed the acquisition Oryx Insurance Brokerage, Inc. ("Oryx") for approximately $30.6 million in cash and a contingent earn-out provision valued at $7.0 million. Oryx is an MGA and wholesaler providing insurance products to the construction industry in upstate New York. Oryx's results of operations are included as a component of the Specialty Program segment. As a result of our underwriting relationship with Oryx, we had approximately $105.5 million and $93.3 million of gross written premium during the years ended December 31, 2016 and 2015, respectively. In addition, we recorded approximately $1.4 million and $0.4 million of service and fee income during the years ended December 31, 2016 and 2015, respectively.

In addition to these acquisitions, our results of operations for 2015 compared to 2014 include references to the following entities acquired prior to 2015: Comp Options Insurance Company, Inc. ("Comp Options"), Tower International Group, Ltd. ("Tower") Renewal Rights Agreement, and The Insco Dico Group ("Insco Dico").

Strategic Investments

Significant Transactions with National General Holdings Corp.

We have an approximate 12% ownership interest in NGHC. NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates twenty-two insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. As of December 31, 2016, NGHC's two largest stockholders were the Trust and a grantor retained annuity trust controlled by Leah Karfunkel. Leah Karfunkel, who is co-trustee of the Trust along with Barry Zyskind, is a member of our Board of Directors, and the mother-in-law of Barry Zyskind, our Chairman, President and Chief Executive Officer. The ultimate beneficiaries of the Trust include Leah Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Barry Karfunkel, the son of Leah Karfunkel and brother-in-law of Barry Zyskind, is the chief executive officer of NGHC and Barry Zyskind is NGHC's non-executive chairman of the board. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, we account for our investment in NGHC under the equity method as we have the ability to exert significant influence on NGHC's operations. We recorded $15.6 million, $25.4 million and $28.4 million of income during the years ended December 31, 2016, 2015 and 2014, respectively, related to our equity investment in NGHC.

Master Services Agreement

We provide NGHC and its affiliates information technology development services in connection with the development and licensing of a policy management system. We provide the license at a cost that is currently 1.25% of gross premium written by NGHC and its affiliates plus our costs for development and support services. We provide development services at a price of cost plus 20%. In addition, we provide NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we process for NGHC and its affiliates on the policy management system. We also provide NGHC and its affiliates lockbox services for policies processed on the system, and scanning of correspondence and supplemental materials. We charge NGHC for these services based on actual volume and actual cost. We recorded approximately $46.1 million, $35.9 million and $25.6 million of fee income for the years ended December 31, 2016, 2015 and 2014, respectively, related to this agreement.

Asset Management Agreement

One of our subsidiaries manages the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual fee equal to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1 billion or less, and an annual rate of 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1 billion. We managed approximately $2.9 billion of assets as of December 31, 2016 related to this agreement. As a result of this agreement, we earned approximately $3.6 million, $2.7 million and $2.0 million of asset management fees for the years ended December 31, 2016, 2015 and 2014, respectively.

Investment in Life Settlements

We have a 50% ownership interest in each of three entities (collectively, the “LSC Entities”) formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the remaining 50% interest. The LSC Entities are: Tiger Capital LLC (“Tiger”), AMT Capital Alpha, LLC (“AMT Alpha”) and AMT Capital Holdings, S.A. (“AMTCH”).

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During the year ended December 31, 2016, we terminated an agreement with a third party administrator of the Tiger and AMTCH life settlement contract portfolios, under which the third party received an administrative fee. The third party administrator was also eligible to receive a percentage of profits after certain time and performance thresholds had been met. We provide certain actuarial and finance functions related to the LSC Entities. In conjunction with our approximate 12% ownership percentage of NGHC, we ultimately receive 56% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, we have been deemed the primary beneficiary and, therefore, consolidate the LSC Entities.

We account for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. We have elected to account for these policies using the fair value method. Refer to Note 5. "Fair Value of Financial Instruments" for a discussion of the determination of the fair value of our investment in life settlement contracts.

Total capital contributions of $23.0 million and $1.1 million were committed to the LSC Entities during the years ended December 31, 2016 and 2015, respectively, of which our proportionate share was $11.5 million and $0.6 million in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies. Our investments in life settlements were approximately $356.9 million and $264.0 million as of December 31, 2016 and 2015, respectively, and are included in Prepaid expenses and other assets on the Consolidated Balance Sheet. We recorded a gain on investment in life settlement contracts, net of profit commission, of approximately $46.1 million, $19.8 million and $12.3 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Net Earned Premium.  Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2016 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2016 and the other half in 2017. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk. The coverages range in duration from one to 120 months.

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

•	Broker services — We provide brokerage services to Maiden in connection with our reinsurance agreement for which we receive a fee.

•	Asset management services — We currently manage the investment portfolios of certain subsidiaries of Maiden, NGHC, and ACP Re for which we receive a management fee.

•	Information technology services — We provide information technology and printing and mailing services to NGHC and its affiliates for a fee.

Net Investment Income and Realized Gains and (Losses). We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We classify equity securities and our fixed maturity securities primarily as available-for-sale. We report net unrealized gains (losses) on those securities classified as available-for-sale separately within accumulated other comprehensive income on our balance sheet. Additionally, we have a small portfolio of equity securities classified as trading securities. We report unrealized gains (losses) on those securities classified as trading securities within net realized gains (losses).

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

Gain (loss) on Investment in Life Settlement Contracts. The gain (loss) on investment in life settlement contracts includes the gain (loss) on acquisition of life settlement contracts, the gain (loss) realized upon a mortality event and the change in fair value of the investments in life settlements as evaluated at the end of each reporting period. We determine fair value based upon our estimate of the discounted cash flow related to policies (net of the reserves for improvements in mortality, the possibility that the high net worth individuals represented in our portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, the credit exposure to the insurance company that issued the life settlement contracts and the rate of return that a buyer would require on the policies as no comparable market pricing is available. The gain (loss) realized upon a mortality event is the difference between the death benefit received and the recorded fair value of that particular policy. We allocate gain (loss) on investment in life settlement contracts to our segments based on gross written premium by segment.

Other Expense. Other expense includes those charges that are related to the amortization of tangible and intangible assets and non-insurance fee generating activities in which we engage, including salaries and benefits expenses and other charges directly attributable to non-insurance fee generating activities, such as those generated by Builders & Tradesman's Insurance Services, Inc., CNH Industrial Canada Insurance and CNH Industrial Insurance Agency Inc. (collectively, "CNH"), First Nationwide, First Nonprofit Companies, Inc., Oryx, RS Acquisition Holdco, LLC and its subsidiaries, TMIS, Warrantech Corporation and its subsidiaries and Warranty Solutions.

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

Net Expense Ratio. The net expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs and other underwriting expenses to net premiums earned. As we allocate certain acquisition costs and other underwriting expenses based on premium volume to our segments, net expense ratio on a segment basis may be impacted period over period by a shift in the mix of net written premium.

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

Loss development factors are a key assumption underlying many of the actuarial methods utilized. Loss development factors are the ratio of losses at successive evaluations for a defined group of claims (e.g., accident year, accident quarter, etc.). Loss development factors may be dependent on a number of elements, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, case reserving practices, projected inflation of medical costs and wages (for workers’ compensation), insurance policy coverage interpretations, judicial determinations and existing laws and regulations. The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements. If all things remain equal, losses incurred in 2016 should develop similarly to losses incurred in 2015 and prior years over comparable time periods. However, due to the inherent uncertainty in the loss development factors, future development may differ significantly from past development.

Notwithstanding the inherent uncertainty, we have not observed material variability in our loss development factors for our largest books of business. We believe that it is reasonably likely that we could experience a 5% deviation in our loss and loss adjustment expense reserves due to changes in the elements that underlie loss development, such as claims frequency or severity. For example, as of December 31, 2016, the average cost per workers’ compensation claim was $13,606, which was a 3.7% increase over the claims severity from 2001 – 2015 of $13,115. In 2016, claims frequency (number of claims per $1.0 million of payroll) decreased to .982 from .998, a decrease of 1.55%, for the period between 2001 and 2016.
In the event of a 5% increase in claims frequency (all other things remaining equal) as measured by our workers' compensation insureds’ payroll, which we believe is the most important assumption regarding our business, our loss reserves as of December 31, 2016 would be understated by $48.0 million and would result in an after tax reduction in stockholders’ equity of $31.2 million.

In the event of a 5% increase in claim severity (all other things remaining equal), which is the average incurred loss per claim, our loss and loss adjustment expense reserves would be understated by $29.0 million and would result in an after tax reduction in stockholders’ equity of $18.9 million.

On a quarterly basis, we review our reserves to determine whether the expected loss emergence based on our actuarial assumptions is consistent with the actual loss emergence to date. We also perform monthly diagnostic reviews in the form of reported and paid loss ratios to date and compare to comparable historical points to detect any possible anomalous results. In the event of a result that looks materially different from our previous loss history, we would seek to determine the causes (e.g., underwriting, claims, inflation, and/or regulatory) and may adjust our reserves depending on the identified cause. For example, if the emergence of our total incurred losses were 5% greater than what our loss emergence patterns (development factors) would have predicted, we may adjust our reserves for the periods in question. In 2016, 2015 and 2014, our liabilities for unpaid losses and LAE attributable to prior accident years increased by $257.9 million, $33.9 million and $18.6 million, respectively. For a discussion of the reserve development, see Note 13. "Short Duration Contracts" appearing elsewhere in this report. We will continue to monitor the accuracy of our loss development factors and related actuarial assumptions, as well as the adequacy of our reserves.

As pertains to our Warranty exposure within the Specialty Risk and Extended Warranty segment, there is generally more uncertainty in the unearned premium reserve than in the IBNR reserve. While our warranty claims are short-tailed, the unearned portion of each contract earns over several years. Furthermore, as pertains to warranty, claims are generally reported immediately after they occur and are closed within months of reporting. The reserve for unearned premium is an estimate of our liability for projected future losses emanating from the unearned portion of written policies and is inherently more uncertain. A portion of these policies are not earned evenly over the contract period but over the period in proportion to the exposure to losses and the amount of insurance protection provided. As of December 31, 2016, we had unearned premium of approximately $925.0 million on these policies. An upward/downward movement of 5% on the entire pool of the earn out pattern for these policies would result in an increase/decrease of approximately $46.3 million. In 2016, we had no material changes to prior period estimates of these claim patterns.

Additional information regarding our reserves for loss and loss adjustment expenses can be found in "Item 1. Business — Loss Reserves," "Item 1A. Risk Factors," Note 12. "Loss and loss adjustment expense reserves" and Note 13. "Short Duration Contracts."

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

Deferred Policy Acquisition Costs. We defer commissions, premium taxes and certain other costs that are incrementally or directly related to the successful acquisition of new or renewal insurance contracts. Acquisition-related costs may be deemed ineligible for deferral when they are based on contingent or performance criteria beyond the basic acquisition of the insurance contract, or when efforts to obtain or renew the insurance contract are unsuccessful. All eligible costs are capitalized and charged to expense ratably as premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses, as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are reviewed on a segment basis and are highly dependent upon estimated future loss costs associated with the premiums written. This deferral methodology applies to both gross and ceded premiums and acquisition costs.

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

Other Investments. Other investments consist primarily of investments in private limited partnerships, real estate partnerships and syndicated loans. We use the equity method of accounting to account for a majority of our other investments, which are typically accounted for on a three-month lag basis.

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

•
the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings and, for equity securities, forecasted recovery in a reasonable period of time;

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

Management uses judgment in determining the impact that any of the above facts may have on whether an impairment is temporary or not. The level of rigor used to evaluate a security for impairment depends on various factors, including the amount of impairment and length of time impaired. However, we generally consider a fixed maturity investment when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1 billion and in excess of 25% of cost if the issuer has a market capitalization of $1 billion or more) for over 24 months as rebuttable indications of other-than-temporary impairment. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We write down investments immediately that we consider to be impaired based on the above criteria collectively.

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. During 2016, 2015 and 2014, we recorded impairment write-downs of approximately $31.7 million, $19.2 million and $8.0 million, respectively, after determining that certain of our investments were OTTI.

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

Life Settlement Profit Commission. We retained a third party service provider to perform certain administration functions to effectively manage the life settlement contracts held by Tiger Capital, LLC and AMT Capital Holdings II S.A. and a portion of their fee was contingent on the overall profitability of the life settlement contracts. We accrued the related profit commission on life settlements at fair value, in relation to life settlements purchased through this provider. This profit commission was calculated based on the discounted anticipated cash flows and the provisions of the underlying contract, and was settled with the third party administrator in 2016. In addition, we accrue a best estimate in relation to profit commission due on certain life settlement contracts acquired subsequent to December 31, 2010.

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

Income Taxes. We file a consolidated United States income tax return for our eligible domestic subsidiaries. Our non-domestic subdivisions file income tax returns in their respective local jurisdictions. As part of the U.S. consolidated income tax return filing, we are party to federal income tax allocation agreements amongst the includible entities. Under the tax allocation agreements, we pay to or receive from our subsidiaries the amount, if any, by which the group’s federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated federal return.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset primarily consists of book versus tax differences for premiums earned, loss and loss adjustment expense reserve discounting, policy acquisition costs, and net operating losses. We record changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses, directly to other comprehensive income. Otherwise, we include changes in deferred income tax assets and liabilities as a component of income tax expense.

We recognize deferred tax assets to the extent we believe that these assets are more likely than not to be realized. In assessing the more likely than not recoverability of deferred tax assets, management considers whether it is more likely than not that we will generate future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. If necessary, we establish a valuation allowance to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

We recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. Our policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Primarily tax years 2013 through 2015 are still subject to examination. We do not anticipate any significant changes to our total unrecognized tax benefits within the next 12 months.

Results of Operations

Consolidated Results of Operations

	Year End December 31,
	2016	2015	2014
		As restated	As restated
	(Amounts in Thousands)
Gross written premium	$7,949,270	$6,799,537	$6,092,437

Net written premium	$4,851,327	$4,261,928	$3,941,220
Change in unearned premium	(183,362)	(240,687)	(434,386)
Net earned premium	4,667,965	4,021,241	3,506,834
Service and fee income (related parties - $87,906; $76,454; and $58,428)	537,966	428,143	365,356
Net investment income	208,047	156,290	131,601
Net realized gain on investments	36,478	8,117	16,423
Total revenues	5,450,456	4,613,791	4,020,214
Loss and loss adjustment expense	3,142,279	2,688,118	2,331,325
Acquisition costs and other underwriting expenses (net of ceding commission and administrative services) - related party $608,904; $545,661; and $405,071)	1,230,168	993,571	870,702
Other	564,065	473,253	422,528
Total expenses	4,936,512	4,154,942	3,624,555
Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries	513,944	458,849	395,659
Other income (loss):
Interest expense (net of interest income - related party - $7,593; $8,701 and $2,601)	(79,526)	(55,355)	(45,857)
Loss on extinguishment of debt	—	(5,271)	(9,831)
Net gain on investment in life settlement contracts net of profit commission	46,147	19,844	12,306
Foreign currency (loss) gain	(29,289)	47,301	56,372
Acquisition gain on purchase	48,775	5,826	—
Gain on sale of subsidiary	—	—	6,631
Total other income (loss)	(13,893)	12,345	19,621
Income before income taxes and equity in earnings of unconsolidated subsidiaries	500,051	471,194	415,280
Provision for income taxes	85,307	38,946	28,367
Income before equity in earnings of unconsolidated subsidiaries	414,744	432,248	386,913
Equity in earnings of unconsolidated subsidiaries – related parties	15,626	25,385	28,351
Net income	$430,370	$457,633	$415,264
Net income attributable to redeemable non-controlling interest & non-controlling interest of subsidiaries	(19,384)	(6,928)	416
Net income attributable to AmTrust Financial Services, Inc.	$410,986	$450,705	$415,680
Dividends on preferred stock	(47,847)	(31,590)	(12,738)
Net income attributable to AmTrust common shareholders	$363,139	$419,115	$402,942
Net realized gain on investments:
Total other-than-temporary impairment losses	$(31,659)	$(19,155)	$(8,039)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(31,659)	(19,155)	(8,039)
Net realized gain on available for sale securities	52,353	15,578	21,858
Net realized gain on trading securities	15,784	11,694	2,604
Net realized investment gain	$36,478	$8,117	$16,423

Consolidated Results of Operations 2016 Compared to 2015

Gross Written Premium.  Gross written premium increased $1,149.7 million, or 16.9%, to $7,949.3 million from $6,799.5 million for the years ended December 31, 2016 and 2015, respectively. The increase of $1,149.7 million was attributable to growth in our Small Commercial Business and Specialty Risk and Extended Warranty segments, while growth in our Specialty Program segment was relatively flat. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued, and the acquisitions of Republic, ARI and Springfield, which contributed approximately $380 million of gross written premium. The increase in our Specialty Risk and Extended Warranty segment was attributable to our acquisitions of ANV, Nationale Borg and Warranty Solutions, which contributed approximately $237 million of gross written premium, expansion of our existing programs in Europe, and growth within our Lloyd's platform, partially offset by the negative foreign currency impact of the weakening of the British pound sterling and the Euro against the U.S. dollar. The increase of gross written premium in our Specialty Program segment as a result of the April 2016 acquisition of Republic, which contributed $155 million, was partially offset by the reduction or termination of certain workers' compensation and commercial package programs.

Net Written Premium.  Net written premium increased $589.4 million, or 13.8%, to $4,851.3 million from $4,261.9 million for the years ended December 31, 2016 and 2015, respectively. The increase by segment was: Small Commercial Business — $314.1 million; Specialty Risk and Extended Warranty — $271.3 million; and Specialty Program — $4.0 million. Net written premium increased for the year ended December 31, 2016 compared to 2015 due to an increase in gross written premium, partially offset by a decrease in the retention of gross written premium to 61.0% from 62.7% for the years ended December 31, 2016 and 2015, respectively. The decrease in retention resulted from a small increase, as compared to the same period in 2015, in business written that is reinsured under the Maiden Quota Share agreement or with other third party reinsurers.

Net Earned Premium.  Net earned premium increased $646.7 million, or 16.1%, to $4,668.0 million from $4,021.2 million for the years ended December 31, 2016 and 2015, respectively. The increase by segment was: Small Commercial Business — $316.6 million; Specialty Risk and Extended Warranty — $238.9 million; and Specialty Program — $91.3 million. The increase in net earned premium resulted from an increase in gross written premium for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Service and Fee Income. Service and fee income increased $109.8 million, or 25.7%, to $538.0 million from $428.1 million for the years ended December 31, 2016 and 2015, respectively. The increase related primarily to the acquisition of Warranty Solutions, which generated fees of approximately $86 million, and higher fees for services provided to Maiden, NGHC and ACP Re of approximately $11 million.

Net Investment Income.  Net investment income increased $51.8 million, or 33.1%, to $208.0 million from $156.3 million for the years ended December 31, 2016 and 2015, respectively. The increase resulted primarily from having a 45% higher average value of invested assets during the year ended December 31, 2016 compared to the year ended December 31, 2015, arising from our investment of certain proceeds from stock and debt offerings occurring since the second half of 2015 and investment portfolios obtained through acquisitions.

Net Realized Gains (Losses) on Investments. We had net realized gains on investments of $36.5 million and $8.1 million for the years ended December 31, 2016 and 2015, respectively. The increase related primarily to an increase in sales of securities in gain positions, but was partially offset by an increase in other-than-temporary impairments to $31.7 million for the year ended December 31, 2016 from $19.2 million for the year ended December 31, 2015.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $454.2 million, or 16.9%, to $3,142.3 million for the year ended December 31, 2016 from $2,688.1 million for the year ended December 31, 2015. Our loss ratio for the years ended December 31, 2016 and 2015 was 67.3% and 66.8%, respectively. Included in the 67.3% loss ratio was $257.9 million of prior period adverse development (representing 5.5% of the loss ratio and 5.7% of the prior year-ending net reserve balance), primarily in our Specialty Program and Small Commercial Business segments, which reflects the re-underwriting and rate changes achieved in the businesses that generated the prior period adverse development. Until our fourth quarter of 2016 reserve review, we established our current year loss ratio at a higher level, reflecting underwriting expectations in the absence of mature data on the current year. Therefore, part of the $257.9 million of prior period adverse development was implicitly offset by favorable development on the 2016 accident year, which is not reflected in the prior period adverse development estimate.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio.  Acquisition costs and other underwriting expenses increased $236.6 million, or 23.8%, to $1,230.2 million for the year ended December 31, 2016 from $993.6 million for the year ended December 31, 2015. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the years ended December 31, 2016 and 2015 was $599.5 million and $510.8 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium and a small decrease in our retention of gross written premium. On a consolidated basis, we retained 61.0% of our gross written premium for the year ended December 31, 2016, compared to retaining 62.7% of our gross written premium for the year ended December 31, 2015. Our overall expense ratio was 26.4% and 24.8% for the years ended December 31, 2016 and 2015, respectively. The increase in the expense ratio was the result, primarily, of higher direct acquisition costs from our 2016 acquisitions of Republic, ANV and Nationale Borg.

Other. Other expenses increased $90.8 million, or 19.2%, to $564.1 million for the year ended December 31, 2016 from $473.3 million for the year ended December 31, 2015. The increase resulted primarily from the acquisitions of First Nationwide in 2016 and Warranty Solutions in September 2015, and higher overall costs related to year-end auditing and consulting resources.

Income Before Other Income (Expense), Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries increased $55.1 million, or 12.0%, to $513.9 million from $458.8 million for the years ended December 31, 2016 and 2015, respectively. The $55.1 million increase resulted primarily from an increase in earned premium, investment income and realized gains.

Interest Expense.  Interest expense for the years ended December 31, 2016 and 2015 was $79.5 million and $55.4 million, respectively. The majority of the increase related to additional interest expense of approximately $12.4 million incurred from the issuance of an aggregate of $285 million of subordinated notes in June and September 2015. Additionally, we incurred interest expense related to additional debt issued and assumed in connection with the Republic acquisition of $7.1 million, along with an overall increase in use of letters of credit.

Net Gain on Investment in Life Settlement Contracts. We recognized a gain on investment in life settlement contracts of $46.1 million for the year ended December 31, 2016 compared to a gain of $19.8 million for the year ended December 31, 2015. The increase in the recognized gain related to an increase in the fair value of the portfolio of policies, partially offset by an increase in commission expense. Six policies matured during the year ended December 31, 2016 and ten policies matured during the year ended December 31, 2015.

Acquisition Gain on Purchase. We recognized a gain on acquisition of approximately $48.8 million related primarily to the purchase of Genworth during 2016 compared to a gain on acquisition of approximately $5.8 million related to the purchase of CorePointe during 2015.

Foreign Currency Gain (Loss). The foreign currency transaction loss was $29.3 million compared to a gain of $47.3 million during the years ended December 31, 2016 and 2015, respectively. The loss during the year ended December 31, 2016 resulted from the weakening of the British pound sterling compared to the Euro, which negatively impacted our U.K. insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of each reporting period.

Provision for Income Tax. Income tax expense was $85.3 million for the year ended December 31, 2016, which resulted in an effective tax rate of 17.1%. Income tax expense was $38.9 million for the year ended 2015, which resulted in an effective tax rate of 8.3% for the year ended December 31, 2015. Our effective tax rate increased in 2016 compared to 2015 due to several factors. During 2015, our provision for income tax benefited from a return to provision adjustment during the third quarter of approximately $80 million, or 17.0%. The return to provision was driven primarily by changes in permanent transfer pricing tax adjustments. During 2016, our favorable permanent transfer pricing adjustment was reduced from $372 million to $8 million as a result of fewer transactions between our Bermuda reinsurer and our Luxembourg reinsurers. The deferred tax liabilities attributable to our Luxembourg reinsurers included a valuation allowance of approximately $5 million and $81 million at December 31, 2016 and 2015, respectively. The valuation allowance was the result of our current inability to generate sufficient future income in Luxembourg in order to fully utilize the net operating losses (NOLs) incurred to date.

Equity in Earnings of Unconsolidated Subsidiaries — Related Party. Equity in earnings of unconsolidated subsidiaries — related party decreased by $9.8 million for the year ended December 31, 2016 to $15.6 million compared to $25.4 million for the year ended December 31, 2015. The decrease in 2016 related to a non-recurring realized gain of $9.6 million recognized during the year ended December 31, 2015 related to a decrease in our ownership percentage of NGHC as the result of NGHC's public offering in August 2015.

Consolidated Results of Operations 2015 Compared to 2014

Gross Written Premium. Gross written premium increased $707.1 million, or 11.6%, to $6,799.5 million from $6,092.4 million for the years ended December 31, 2015 and 2014, respectively. The increase of $707.1 million is attributable to growth in all three of our segments, both organically and from the acquisitions of CorePointe, Springfield and Warranty Solutions. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued, partially offset by the assumption of $199.7 million of non-recurring premium during the first quarter of 2014 as part of the cut through reinsurance agreement with Tower. The largest increases came from the states of California, Florida and New York. The increase in the Specialty Program segment resulted primarily from expansion of our existing programs. The majority of the increase in our Specialty Risk and Extended Warranty segment resulted from growth in our domestic business from expansion of existing programs, which was partially offset by declines in gross written premium in our European business due to the strengthening of the U.S. dollar relative to the Euro and British Pound.

Net Written Premium. Net written premium increased $320.7 million, or 8.1%, to $4,261.9 million from $3,941.2 million for the years ended December 31, 2015 and 2014, respectively. The increase by segment was: Small Commercial Business — $49.7 million; Specialty Risk and Extended Warranty — $132.5 million; and Specialty Program — $138.5 million. Net written premium increased for the year ended December 31, 2015 compared to 2014 due to an increase in gross written premium, which was partially offset by a decrease in the retention of gross written premium to 62.7% from 65.0% for the years ended December 31, 2015 and 2014, respectively. The decrease in retention resulted primarily from an increase in business written that is covered under the Maiden Quota Share in 2015 and the assumption of non-recurring premium during the first quarter of 2014 that was not subject to the Maiden Quota Share. Additionally, the increase in net written premium was partially offset by $174 million of non-recurring unearned premium we assumed from Tower during the first quarter of 2014. Absent this assumption, net written premium would have increased approximately $477 million, or 13.1%.

Net Earned Premium. Net earned premium increased $514.4 million, or 14.7%, to $4,021.2 million from $3,506.8 million for the years ended December 31, 2015 and 2014, respectively. The increase by segment was: Small Commercial Business — $280.1 million; Specialty Risk and Extended Warranty — $92.5 million; and Specialty Program — $150.7 million. The increase was partially offset by a decrease in Personal Lines Reinsurance — $8.9 million. The increase in net earned premium resulted from the increase in gross written premium in 2015.

Service and Fee Income. Service and fee income increased $62.8 million, or 17.2%, to $428.1 million from $365.4 million for the years ended December 31, 2015 and 2014, respectively. We increased service and fee income by approximately $38.4 million from acquisitions, including Oryx, TMIS and Warranty Solutions. Additionally, fees for services provided to Maiden, NGHC and ACP Re increased by approximately $17.8 million in 2015 compared to 2014.

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

Net Realized Gains (Losses) on Investments. We had net realized gains on investments of $8.1 million and $16.4 million for the years ended December 31, 2015 and 2014, respectively. The decrease related to higher other-than-temporary impairment of fixed maturity securities, which were $19.2 million and $8.0 million for the years ended December 31, 2015 and 2014, respectively.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $356.8 million, or 15.3%, to $2,688.1 million for the year ended December 31, 2015 from $2,331.3 million for the year ended December 31, 2014. Our loss ratio for the years ended December 31, 2015 and 2014 was 66.8% and 66.5%, respectively. The loss ratio remained stable for the year ended December 31, 2015 compared to the year ended December 31, 2014 as current accident year selected ultimate losses remained consistent with selected ultimate losses from prior years. During the second half of 2015, our loss ratio increased in our Specialty Risk and Extended Warranty segment, which resulted from a revision to our ultimate losses on certain casualty lines in our European business due to an increase of our carried incurred but not reported claim reserves. The increase in the Specialty Risk and Extended Warranty loss ratio was partially offset by our Small Commercial Business segment's loss ratio, which decreased as a result of improved pricing on policy issuances combined with stable claims frequency and severity. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $122.9 million, or 14.1%, to $993.6 million for the year ended December 31, 2015 from $870.7 million for the year ended December 31, 2014. Acquisition costs and other underwriting expenses were reduced in each period by ceding commission primarily earned through the Maiden Quota Share, whereby we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, for which we receive a ceding commission of 34.375% for premiums ceded. The ceding commission earned during the years ended December 31, 2015 and 2014 was $510.8 million and $405.1 million, respectively. Ceding commission increased period over period as a result of increased premium writings and was reasonably consistent period over period as a percentage of ceded earned premiums. The expense ratio remained consistent at 24.8% for the years ended December 31, 2015 and 2014.

Other. Other expenses increased $50.7 million, or 12.0%, to $473.3 million for the year ended December 31, 2015 from $422.5 million for the year ended December 31, 2014. The increase resulted primarily from the expansion of our product warranty registration and claims handling services for CNH. We also incurred an additional $17.3 million of depreciation and amortization expense in 2015 compared to 2014.

Income Before Other Income (Expense), Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity in earnings of unconsolidated subsidiaries increased $63.2 million, or 16.0%, to $458.8 million from $395.7 million for the years ended December 31, 2015 and 2014, respectively. The change in income from 2015 to 2014 resulted primarily from an increase in underwriting income, income from our fee based business and income from our investment portfolio.

Interest Expense. Interest expense for the years ended December 31, 2015 and 2014 was $55.4 million and $45.9 million, respectively. The increase was primarily related to the issuance of $285 million of subordinated notes in 2015, partially offset by interest income of approximately $6.1 million related to our $125 million loan to ACP Re, which we entered into during the third quarter of 2014.

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

Foreign Currency Gain (Loss). The foreign currency transaction gain was $47.3 million and $56.4 million during the years ended December 31, 2015 and 2014, respectively. The gains resulted from fluctuations in exchange rates related to internal reinsurance transactions between our European insurance companies and our Bermuda reinsurance company.

Provision for Income Tax. Income tax expense was $38.9 million for the year ended December 31, 2015, which resulted in an effective tax rate of 8.3%. Income tax expense was $28.4 million for the year ended 2014, which resulted in an effective tax rate of 6.8% for the year ended December 31, 2014. During 2015, our provision for income tax benefited from a return to provision adjustment during the third quarter of approximately $80 million, or 17.0%. The return to provision was driven primarily by changes in permanent transfer pricing tax adjustments. Our effective tax rate was favorably impacted by 0.4% and 21.5% during the years ended December 31, 2015 and 2014, respectively, related to the reduction of our net deferred tax liability associated with the equalization reserves of our Luxembourg reinsurers, which was approximately $2 million and $92 million in 2015 and 2014, respectively. Absent the impact of the equalization reserves, our effective tax rates would have been 8.7% and 28.1% for the years ended December 31, 2015 and 2014, respectively. The deferred tax liabilities attributable to Luxembourg reinsurers included a valuation allowance of approximately $81 million at December 31, 2015, which was the result of our inability to generate sufficient future income in Luxembourg in order to fully utilize the NOLs incurred to date. There was no such valuation allowance at December 31, 2014.

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

Small Commercial Business Segment — Results of Operations

	Year End December 31,
	2016	2015	2014
		As Restated	As Restated
	(Amounts in Thousands)
Gross written premium	$4,020,184	$3,320,650	$2,999,714

Net written premium	$2,246,188	$1,932,100	$1,882,383
Change in unearned premium	(42,719)	(45,220)	(275,578)
Net earned premium	2,203,469	1,886,880	1,606,805

Loss and loss adjustment expense	(1,460,503)	(1,234,089)	(1,055,521)
Acquisition costs and other underwriting expenses	(592,569)	(486,800)	(421,399)
	(2,053,072)	(1,720,889)	(1,476,920)
Underwriting income	$150,397	$165,991	$129,885

Key Measures:
Net loss ratio	66.3%	65.4%	65.7%
Net expense ratio	26.9%	25.8%	26.2%
Net combined ratio	93.2%	91.2%	91.9%

Small Commercial Business Segment Results of Operations 2016 Compared to 2015

Gross Written Premium. Gross written premium increased $699.5 million, or 21.1%, to $4,020.2 million for the year ended December 31, 2016 from $3,320.7 million for the year ended December 31, 2015. The increase was attributable to an increase in the number of workers' compensation policies issued, improved pricing on commercial vehicle business and continued growth in California, New York and Florida. The acquisition of Republic contributed approximately $329.8 million of gross written premium, and the acquisitions of ARI and Springfield collectively contributed an additional $54.1 million of gross written premium for the year ended December 31, 2016.

Net Written Premium. Net written premium increased $314.1 million, or 16.3%, to $2,246.2 million from $1,932.1 million for the years ended December 31, 2016 and 2015, respectively. The increase in net written premium resulted from an increase in gross written premium for the year ended December 31, 2016 compared to the year ended December 31, 2015, partially offset by a decrease in the retention of gross written premium during 2016 compared to 2015. Our retention of gross written premium for the segment decreased to 55.9% from 58.2% for the years ended December 31, 2016 and 2015, respectively, primarily because we ceded to third party reinsurers a large portion of the gross written premium generated as a result of our 2016 acquisition of Republic.

Net Earned Premium. Net earned premium increased $316.6 million, or 16.8%, to $2,203.5 million for the year ended December 31, 2016 from $1,886.9 million for the year ended December 31, 2015. As premiums written are earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $226.4 million, or 18.3%, to $1,460.5 million for the year ended December 31, 2016 from $1,234.1 million for the year ended December 31, 2015. Our loss ratio for the segment for the year ended December 31, 2016 increased to 66.3% from 65.4% for the year ended December 31, 2015. The increase in the loss ratio resulted from higher selected ultimate losses for the prior accident years as compared to the originally selected ultimate losses. This was the result of adverse prior period development, driven primarily by our commercial auto liability and general liability businesses, as well as increases to our non-California related workers' compensation prior selected ultimate losses, which were offset by prior selected ultimate losses for our California workers' compensation business.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $105.8 million, or 21.7%, to $592.6 million for the year ended December 31, 2016 from $486.8 million for the year ended December 31, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2016 and 2015 of $288.8 million and $253.2 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio increased to 26.9% for the year ended December 31, 2016 compared to 25.8% for the year ended December 31, 2015, respectively, primarily as a result of higher direct acquisition costs from Republic, a large percentage of the business in this segment during the year ended December 31, 2016.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income). Net earned premium less expenses included in combined ratio decreased to $150.4 million for the year ended December 31, 2016 compared to $166.0 million for the year ended December 31, 2015. The decrease in underwriting income related primarily to an increase in combined ratio during the year ended December 31, 2016 compared to the year ended December 31, 2015, which was partially offset by an increase in the level of earned premium.

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

Net Earned Premium. Net earned premium increased $280.1 million, or17.4%, to $1,886.9 million for the year ended December 31, 2015 from $1,606.8 million for the year ended December 31, 2014. As premiums written are earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the year ended December 31, 2015 compared to the year ended December 31, 2014, and premium assumed in 2014 through the cut through reinsurance agreement with Tower, which was not subject to the Maiden Quota Share.

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

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $65.4 million, or 15.5%, to $486.8 million for the year ended December 31, 2015 from $421.4 million for the year ended December 31, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2015 and 2014 of $253.2 million and $197.7 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio decreased to 25.8% for the year ended December 31, 2015 compared to 26.2% for the year ended December 31, 2014. The decrease in the expense ratio related to the increase in the percentage of worker's compensation policies, which have lower policy acquisition costs, in relation to the total number of policies issued in the segment during the second half of the 2015.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income). Net earned premium less expenses included in combined ratio increased to $166.0 million for the year ended December 31, 2015 compared to $129.9 million for the year ended December 31, 2014. The increase resulted primarily from an increase in the level of earned premium during the year ended December 31, 2015 compared to 2014, and a decrease in combined ratio during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Specialty Risk and Extended Warranty Segment — Results of Operations

	Year End December 31,
	2016	2015	2014
		As Restated	As Restated
	(Amounts in Thousands)
Gross written premium	$2,521,324	$2,158,921	$1,987,524

Net written premium	$1,722,139	$1,450,817	$1,318,349
Change in unearned premium	(178,240)	(145,781)	(105,841)
Net earned premium	1,543,899	1,305,036	1,212,508

Loss and loss adjustment expense	(1,023,470)	(882,306)	(806,486)
Acquisition costs and other underwriting expenses	(372,447)	(277,836)	(262,344)
	(1,395,917)	(1,160,142)	(1,068,830)
Underwriting income	$147,982	$144,894	$143,678

Key measures:
Net loss ratio	66.3%	67.6%	66.5%
Net expense ratio	24.1%	21.3%	21.6%
Net combined ratio	90.4%	88.9%	88.2%

Specialty Risk and Extended Warranty Segment Results of Operations 2016 Compared to 2015

Gross Written Premium. Gross written premium increased $362.4 million, or 16.8%, to $2,521.3 million for the year ended December 31, 2016 from $2,158.9 million for the year ended December 31, 2015. We experienced growth both domestically and in our European business during the year ended December 31, 2016 compared to the year ended December 31, 2015. In our European business, we grew our core businesses, including warranty and general liability products. In addition, our AmTrust at Lloyd's business grew by $80 million during year ended December 31, 2016 compared to the year ended December 31, 2015. Our 2016 acquisitions of Nationale Borg and ANV collectively added gross written premium of $149 million to our European business, while fluctuations in European currencies reduced our gross written premiums during 2016 by approximately $155 million. Our U.S. business increased $116 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily based on growth in existing businesses and the acquisition of Warranty Solutions.

Net Written Premium.  Net written premium increased $271.3 million, or 18.7%, to $1,722.1 million from $1,450.8 million for the years ended December 31, 2016 and 2015, respectively. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2016 compared to the year ended December 31, 2015, and an increase in our retention of gross written premium period over period. Our overall retention of gross written premium for the segment was 68.3% and 67.2% for the years ended December 31, 2016 and 2015, respectively. The slight increase in the retention of gross written premium related to the Warranty Solutions business, acquired in September 2015, and the ANV business, acquired in November 2016, neither of which is reinsured under the Maiden Quota Share agreement. In addition, beginning in July 2016, our U.K. subsidiary began ceding 32.5% of its Italian medical liability business to Maiden, down from 40%.

Net Earned Premium.  Net earned premium increased $238.9 million, or 18.3%, to $1,543.9 million for the year ended December 31, 2016 from $1,305.0 million for the year ended December 31, 2015. Net earned premium increased due to an increase in net written premium during the year ended December 31, 2016 compared to the year ended December 31, 2015. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from the increase in net written premium period over period.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expense increased $141.2 million, or 16.0%, to $1,023.5 million for the year ended December 31, 2016 from $882.3 million for the year ended December 31, 2015. Our loss ratio for the segment for the year ended December 31, 2016 decreased to 66.3% from 67.6% for the year ended December 31, 2015.

The decrease in the loss ratio resulted from having a higher percentage of earned premium in lines of business with lower ultimate loss selections during the year ended December 31, 2016 compared to the year ended December 31, 2015. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $94.7 million, or 34.1%, to $372.4 million for the year ended December 31, 2016 from $277.8 million for the year ended December 31, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $181.5 million and $138.4 million earned during the years ended December 31, 2016 and 2015, respectively. The ceding commission increased period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 24.1% for the year ended December 31, 2016 compared to 21.3% for the year ended December 31, 2015. The increase in the expense ratio resulted from increases in policy acquisition expenses from our acquisitions of Warranty Solutions, Nationale Borg and ANV.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income). Net earned premium less expenses included in combined ratio increased to $148.0 million for the year ended December 31, 2016 compared to $144.9 million for the year ended December 31, 2015. The increase was attributable to an increase in the segment's earned premium and a decrease in the segment’s loss ratio during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Specialty Risk and Extended Warranty Segment Results of Operations 2015 Compared to 2014

Gross Written Premium. Gross written premium increased $171.4 million, or 8.6%, to $2,158.9 million for the year ended December 31, 2015 from $1,987.5 million for the year ended December 31, 2014. We experienced growth in our U.S. business from new programs, expansion of existing lines of business and the assumption of unearned premium of approximately $48 million. The segment's European business was negatively impacted by currency fluctuations of approximately $156 million. Absent the impact of currency fluctuations, gross written premium for our European business would have increased by approximately $147 million for 2015 compared to 2014 as a result of an increase in warranty and Italian medical liability business.

Net Written Premium. Net written premium increased $132.5 million, or 10.1%, to $1,450.8 million from $1,318.3 million for the years ended December 31, 2015 and 2014, respectively. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2015 compared to the year ended December 31, 2014, as well as a consistent retention of gross written premium period over period. Our overall retention of gross written premium for the segment was 67.2% and 66.3% for the years ended December 31, 2015 and 2014, respectively.

Net Earned Premium. Net earned premium increased $92.5 million, or 7.6%, to $1,305.0 million for the year ended December 31, 2015 from $1,212.5 million for the year ended December 31, 2014. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from the increase in net written premium period over period.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expense increased $75.8 million, or 9.4%, to $882.3 million for the year ended December 31, 2015 from $806.5 million for the year ended December 31, 2014. Our loss ratio for the segment for the year ended December 31, 2015 increased to 67.6% from 66.5% for the year ended December 31, 2014. The increase in the loss ratio for the year ended December 31, 2015 resulted primarily from increases in selected ultimate losses for our European business for current and prior accident years resulting from the increase in our carried incurred but not reported claim reserves during the second half of 2015, which was offset by declines in our domestic selected ultimate losses compared to selected losses in prior accident years. This increase was muted by consistent accident year selected ultimate losses compared to selected ultimate losses in prior accident years for our domestic business. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $15.5 million, or 5.9%, to $277.8 million for the year ended December 31, 2015 from $262.3 million for the year ended December 31, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2015 and 2014 of $138.4 million and $120.3 million, respectively. Although ceding commission increased period over period, the segment received a smaller allocation of ceding commission for its proportionate share of our overall policy acquisition expense as a result of the growth in our Small Commercial Business segment. Our expense ratio remained consistent at 21.3% for the year ended December 31, 2015 compared to 21.6% for the year ended December 31, 2014.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income). Net earned premium less expenses included in combined ratio decreased to $144.9 million for the year ended December 31, 2015 compared to $143.7 million for the year ended December 31, 2014. This decrease resulted primarily from an increase in the loss ratio during the year ended

December 31, 2015 compared to 2014, partially offset by an increase in earned premium during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Specialty Program Segment — Results of Operations

	Year End December 31,
	2016	2015	2014
		As Restated	As Restated
	(Amounts in Thousands)
Gross written premium	$1,407,762	$1,319,966	$1,105,199

Net written premium	$883,000	$879,011	$740,488
Change in unearned premium	37,597	(49,686)	(61,876)
Net earned premium	920,597	829,325	678,612

Loss and loss adjustment expense	(658,306)	(571,723)	(456,422)
Acquisition costs and other underwriting expenses	(265,152)	(228,935)	(184,336)
	(923,458)	(800,658)	(640,758)
Underwriting income	$(2,861)	$28,667	$37,854

Key measures:
Net loss ratio	71.5%	68.9%	67.3%
Net expense ratio	28.8%	27.6%	27.2%
Net combined ratio	100.3%	96.5%	94.4%

Specialty Program Segment Results of Operations 2016 Compared to 2015

Gross Written Premium. Gross written premium increased $87.8 million, or 6.7%, to $1,407.8 million for the year ended December 31, 2016 from $1,320.0 million for the year ended December 31, 2015. Gross written premium increased period over period from the acquisition of Republic, which contributed $154.5 million of gross written premium, but was partially offset by the termination or reduction of certain workers' compensation programs and commercial package programs.

Net Written Premium. Net written premium increased $4.0 million, or 0.5%, to $883.0 million for the year ended December 31, 2016 from $879.0 million for the year ended December 31, 2015. The increase in net written premium resulted from an increase in gross written premium for the year ended December 31, 2016 compared to the year ended December 31, 2015, partially offset by the cession of a larger percentage of gross written premium to reinsurers during 2016 compared to 2015. Our overall retention of gross written premium for the segment was 62.7% and 66.6% for the years ended December 31, 2016 and 2015, respectively, primarily because we retain less of the acquired business from Republic as compared to the program business we had historically written prior to the Republic acquisition.

Net Earned Premium. Net earned premium increased $91.3 million, or 11.0%, to $920.6 million for the year ended December 31, 2016 from $829.3 million for the year ended December 31, 2015. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2016 compared to 2015. Net earned premium increased year over year proportionately more than net written premium during the same comparative periods because, with the acquisition of Republic occurring mid-year 2016, more of the premium earned in this segment during 2016 was from our historic program business, which we retain at a higher rate than we retain the Republic business.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $86.6 million, or 15.1%, to $658.3 million for the year ended December 31, 2016 compared to $571.7 million for the year ended December 31, 2015. Our loss ratio for the segment for the year ended December 31, 2016 increased to 71.5% from 68.9% for the year ended December 31, 2015. The increase in the loss ratio resulted from higher selected ultimate losses for current and prior accident years as compared to originally selected ultimate losses in prior accident years. As discussed in Note 13. "Short Duration Contracts," this was the result of prior period adverse development, driven primarily by our commercial auto and general liability programs (including public entity, habitational and non-admitted programs). Our internal actuarial group, which added significant additional resources and expertise throughout 2015, confirmed, in 2016, adverse loss trends in these programs.  As a result, management has either terminated or re-underwritten the programs responsible for the adverse loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $36.2 million, or 15.8%, to $265.2 million for the year ended December 31, 2016 from $228.9 million for the year ended December 31, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $129.2 million and $119.2 million earned during the years ended December 31, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. Our expense ratio for the year ended December 31, 2016 increased to 28.8% from 27.6% for the year ended December 31, 2015, primarily as a result of the higher direct acquisition costs from the Republic acquisition.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income). Net earned premium less expenses included in combined ratio were $(2.9) million and $28.7 million for the years ended December 31, 2016 and 2015, respectively. The decrease was due to a higher loss ratio in 2016 compared to 2015.

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

Net Written Premium. Net written premium increased $138.5 million, or 18.7%, to $879.0 million for the year ended December 31, 2015 from $740.5 million for the year ended December 31, 2014. The increase in net written premium resulted from an increase of gross written premium for the year ended December 31, 2015 compared to the year ended December 31, 2014, partially offset by a lower retention of gross written premium during 2015 compared to 2014. Our overall retention of gross written premium for the segment was 66.5% and 67.0% for the years ended December 31, 2015 and 2014, respectively. The decrease in the retention of gross written premium in 2015 related to an increase in business written that is covered under the Maiden Quota Share.

Net Earned Premium. Net earned premium increased $150.7 million, or 22.2%, to $829.3 million for the year ended December 31, 2015 from $678.6 million for the year ended December 31, 2014. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premium for 2015 compared to 2014.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $115.3 million, or 25.3%, to $571.7 million for the year ended December 31, 2015 compared to $456.4 million for the year ended December 31, 2014. Our loss ratio for the segment for the year ended December 31, 2015 increased to 68.9% from 67.3% for the year ended December 31, 2014. The increase in the loss ratio resulted primarily from higher current accident year selected ultimate losses as compared to selected ultimate losses in prior accident years in certain general liability programs, and was partially offset by improved pricing. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $44.6 million, or 24.2%, to $228.9 million for the year ended December 31, 2015 from $184.3 million for the year ended December 31, 2014. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2015 and 2014 by $119.2 million and $87.1 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio increased to 27.6% for the year ended December 31, 2015 from 27.2% for the year ended December 31, 2014. The increase in the expense ratio during 2015 related to the increase in the percentage of business in this segment derived from our commercial automobile and general liability businesses, which have higher policy acquisition costs than other types of business in this segment.

Net Earned Premium Less Expenses Included in Combined Ratio (Underwriting Income). Net earned premium less expenses included in combined ratio were $28.7 million and $37.9 million for the years ended December 31, 2015 and 2014, respectively. The decrease resulted primarily from an increase in the combined ratio in 2015 compared to 2014.

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

Our cash and investment portfolio, exclusive of our life settlement contracts, equity investment in unconsolidated related party subsidiaries, and other investments, is summarized in the table below by type of investment:

	December 31, 2016		December 31, 2015
	Carrying Value	Percentage of Portfolio	Carrying Value (as restated)	Percentage of Portfolio
	(Amounts in Thousands)
Cash, cash equivalents and restricted cash (As restated)	$1,281,109	14.3%	$1,384,615	19.9%
Short-term investments (As restated)	—	—	17,171	0.2
U.S. treasury securities	330,654	3.7	70,759	1.0
U.S. government agencies	63,732	0.7	45,558	0.7
Municipals	854,170	9.6	540,426	7.8
Foreign government	152,876	1.7	113,745	1.6
Commercial mortgage back securities	177,994	2.0	151,318	2.2
Residential mortgage back securities:
Agency backed	1,210,385	13.6	974,838	14.0
Non-agency backed	61,229	0.7	120,229	1.7
Collateralized loan / debt obligations	484,405	5.4	226,094	3.2
Asset-backed securities	29,710	0.3	31,837	0.5
Corporate bonds	4,066,761	45.6	3,158,993	45.3
Preferred stocks	3,985	—	4,989	0.1
Common stocks	215,137	2.4	126,779	1.8
	$8,932,147	100.0%	$6,967,351	100.0%

Our investment portfolio increased $1.9 billion, or 27.7%, to $8.9 billion at December 31, 2016 from $7.0 billion as of December 31, 2015. The investment portfolio increased during the year ended December 31, 2016, primarily from the acquisitions of ANV, ARI, Genworth, Nationale Borg and Republic, as well as the utilization of excess cash from our preferred stock offerings during 2016. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. Our fixed maturity securities had a fair value of $7.4 billion and an amortized cost of $7.3 billion as of December 31, 2016. Our equity securities had a fair value of $219.1 million with a cost of $231.9 million as of December 31, 2016.

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2016 and 2015, as rated by Standard and Poor’s.

	December 31, 2016	December 31, 2015
U.S. Treasury	4.5%	1.3%
AAA	6.6	12.2
AA	32.6	29.0
A	28.9	28.8
BBB, BBB+, BBB-	24.2	25.8
BB, BB+, BB-	1.9	1.9
B, B+, B-	0.4	0.1
Other	0.9	0.9
Total	100.0%	100.0%

The fair value of our investments is subject to risks of fluctuations in credit quality and interest rates. We use various models and stress test scenarios to monitor and manage interest rate risk. We attempt to manage our interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of our liabilities (e.g., policy claims and debt obligations). The table below summarizes the average rate duration by type of fixed maturity as well as detailing the average yield as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Average Yield%	Average Rate Duration in Years	Average Yield%	Average Rate Duration in Years
U.S. treasury securities	1.13	2.2	1.73	3.9
U.S. government agencies	3.00	3.3	2.63	4.2
Foreign government	1.56	5.1	2.27	5.7
Corporate bonds	3.12	5.1	3.33	6.1
Municipal bonds	3.03	6.2	3.33	6.9
Collateralized loan / debt obligations	5.67	0.6	4.22	1.1
Mortgage and asset backed securities	3.21	4.9	3.38	4.6

As of December 31, 2016, the weighted average rate duration of our fixed income securities was approximately 4.8 years and had an average yield of 3.2%.

Other investments represented approximately 1.7% and 1.5% of our total investment portfolio as of December 31, 2016 and 2015, respectively. At December 31, 2016, other investments consisted primarily of real estate partnerships totaling approximately $101 million, private limited partnerships totaling approximately $24 million, a syndicated term loan totaling approximately $15 million and other investments totaling approximately $12 million. At December 31, 2015, other investments consisted primarily of real estate partnership totaling approximately $81 million, private limited partnership totaling approximately $14 million, an interest in a syndicated term loan of approximately $6 million, and annuity and other investments totaling approximately $5 million.

Quarterly, our Investment Committee (“Committee”) evaluates each security that has an unrealized loss as of the end of the subject reporting period for other-than-temporary impairment ("OTTI"). The Committee uses a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. The criteria the Committee primarily considers include:

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

•
the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings, and for equity securities, forecasted recovery in a reasonable period of time;

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

Management uses judgment in determining the impact that any of the above facts may have on whether an impairment is temporary or not. The level of rigor used to evaluate a security for impairment depends on various factors, including the amount of the impairment and length of time impaired. However, we generally consider a fixed maturity investment when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1 billion and in excess of 25% of cost if the issuer has a market capitalization of $1 billion or more) for over 24 months as rebuttable indications of other-than-temporary impairment. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We write down investments immediately that we consider to be impaired based on the above criteria collectively.

The total impairment charges of our fixed and equity securities classified as available-for-sale for the years ended December 31, 2016, 2015 and 2014 are presented in the table below:

	2016	2015	2014
	(Amounts in Thousands)
Equity securities	$21,028	$1,276	$2,646
Fixed maturity securities	4,191	17,879	5,393
	$25,219	$19,155	$8,039

Additionally, we had gross unrealized losses of $62.4 million related to available-for sale fixed maturity securities and $2.4 million related to available-for-sale equity securities as of December 31, 2016.

As of December 31, 2016, we had $62.4 million of gross unrealized losses related to fixed income securities. Corporate bonds represent 54.5% of the fair value of our fixed maturities and 41.7% of the total unrealized losses of our fixed maturities. We own 2,566 purchase lots of corporate bonds in the industrial, bank/financial and utilities sectors, which comprise approximately 30.7%, 21.2% and 2.7%, respectively, of the fair value of our fixed maturities, and 27.4%, 12.4% and 1.9% of the total unrealized losses. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.
Our investment in marketable equity securities classified as available-for-sale consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $2.4 million as of December 31, 2016 are not material to our financial position.

The table below summarizes the gross unrealized losses of our available-for-sale fixed maturity and available-for-sale equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2016:

	Less than 12 Months			12 Months or More			Total
	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses	No. of Positions Held	Fair Market Value	Unrealized Losses
	(Amounts in Thousands)
Common and preferred stock	$46,783	$(1,424)	32	$9,991	$(983)	53	$56,774	$(2,407)
U.S. treasury securities	293,155	(1,613)	115	22,989	(4)	6	316,144	(1,617)
U.S. government securities	7,866	(17)	20	—	—	—	7,866	(17)
Municipal bonds	519,578	(15,207)	439	15,742	(670)	26	535,320	(15,877)
Foreign government	128,863	(688)	52	12,659	(38)	7	141,522	(726)
Corporate bonds:
Finance	1,071,982	(7,210)	342	16,840	(512)	13	1,088,822	(7,722)
Industrial	1,200,129	(13,648)	479	114,035	(3,467)	59	1,314,164	(17,115)
Utilities	119,488	(423)	33	10,391	(787)	6	129,879	(1,210)
Commercial mortgage backed securities	71,780	(1,654)	56	10,910	(908)	32	82,690	(2,562)
Residential mortgage backed securities:
Agency backed	718,098	(13,469)	216	8,144	(60)	26	726,242	(13,529)
Non-agency backed	24,372	(869)	21	4,462	(134)	6	28,834	(1,003)
Collateralized loan / debt obligations	97,923	(433)	37	32,937	(318)	13	130,860	(751)
Asset-backed securities	9,220	(124)	24	4,926	(136)	12	14,146	(260)
	$4,309,237	$(56,779)	1,866	$264,026	$(8,017)	259	$4,573,263	$(64,796)

There are 2,125 securities at December 31, 2016 that account for the gross unrealized loss, none of which we deem to be OTTI. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

For further information on our investments and related performance, see Note 4. “Investments” in the audited consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

We are organized as a holding company with domestic and international insurance company subsidiaries, as well as various other non-insurance subsidiaries. Our primary liquidity needs include payment of interest on various debt facilities, stockholder dividends and taxes. Our income is generated primarily from our insurance subsidiaries, service and fee income and investment income.

We may generate liquidity through a combination of debt or equity securities issuances, as well as financing through borrowing and sales of securities. During 2016, we issued $431.3 million of preferred stock. In 2015, we issued $487.0 million of common stock, $182.5 million of preferred stock and $285.0 million of debt.

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for payment of claims and operating expenses, payment of interest and principal on our debt facilities, payment of any cash in settlement of our convertible senior notes submitted by holders for conversion, and other holding company expenses for at least the next twelve months. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

We earn a significant amount of our operating funds outside the United States, which are deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds. We expect existing domestic cash, short-term investments and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as payment of dividends, debt repayment and capital expenditures. If we should require more capital in the United States than is generated by our domestic operations (e.g., to fund significant discretionary activities such as business acquisitions or share repurchases), we could elect to repatriate future earnings from foreign jurisdictions. This could result in higher effective tax rates or dilution of our earnings.

The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. As of December 31, 2016 and 2015, respectively, our insurance subsidiaries would have been permitted to pay dividends in the aggregate of approximately $749.3 million and $621.6 million, respectively. Our insurance subsidiaries paid dividends to us of $18.0 million, $63.6 million and $7.4 million in 2016, 2015 and 2014, respectively. In addition, the terms of our debt arrangements limit our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. Additional information regarding our dividends is presented in “Item 1. Business — Regulation,” in “Item 1A. Risk Factors” and in “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities — Dividend Policy” appearing elsewhere in this Form 10-K.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short-term and long-term basis. Cash payments for claims were $2,545.4 million, $1,866.3 million, and $1,429.9 million in 2016, 2015 and 2014, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums) net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our total investment portfolio has increased from $6.97 billion (excluding $106.2 million of other investments) as of December 31, 2015 to $8.93 billion (excluding $152.2 million of other investments) as of December 31, 2016. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

We also purchase life settlement contracts that require us to make premium payments on individual life insurance policies to maintain the policies. We seek to manage the funding of premium payments required. Historically, we have funded these premium payments from operations. We presently expect to maintain sufficient cash flow from operations to meet future premium payments.

Comparison of Years Ended December 31, 2016 and 2015

Net cash provided by operating activities was approximately $916.7 million for the year ended December 31, 2016, compared to $1,011.3 million for the same period in 2015.

Net cash used in investing activities was $1,606.0 million for the year ended December 31, 2016 and $1,639.0 million for the year ended December 31, 2015. In 2016, net cash used in investing activities primarily included approximately $951 million for the net purchase of fixed maturity and equity securities, approximately $402 million for acquisitions, approximately $117 million for capital expenditures and approximately $221 million for an increase of restricted cash, partially offset by the receipt of approximately $38 million from life settlement contract payouts. In 2015, net cash used in investing activities primarily included approximately $1,184 million for the net purchase of fixed maturity and equity securities, approximately $242 million for acquisitions, approximately $152 million for capital expenditures and approximately $195 million for an increase of restricted cash, partially offset by the receipt of approximately $102 million from life settlement contract payouts.

Net cash provided by financing activities was $268.4 million for the year ended December 31, 2016 compared to $766.5 million for the year ended December 31, 2015. In 2016, we received proceeds of $417 million from the issuance of preferred stock and $160 million from entering into repurchase agreements, which was partially offset by payments of $156 million for common and preferred stock dividends and $152 million for the common share repurchases. In 2015, we received proceeds of $487 million and $177 million from the issuance of common stock and preferred stock, respectively, and $285 million from the issuance of subordinated debt, which was partially offset by payments of $117 million for common and preferred stock dividends and $62 million for the settlement of convertible debt.

Credit Sources

Credit Facilities

$350 million credit facility

Our five-year, $350 million credit facility is a committed, revolving syndicated credit facility with a letter of credit sublimit of $175 million and an expansion feature of not more than an additional $150 million. As of December 31, 2016, we had outstanding borrowings of $130 million and outstanding letters of credit of $173.6 million, which reduced total aggregate availability under the facility to $46.4 million and the availability for letters of credit to $1.4 million.

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit, was approximately $4.6 million, $3.7 million, and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Funds at Lloyd's facility

In November 2016, we entered into a new £515 million (or $634.7 million) letter of credit facility to support our capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206, 44, 1861 and 5820 for the 2017 underwriting year of account, as well as prior open years of account. The facility is 35% secured by a pledge of a collateral account.

As of December 31, 2016, we had outstanding letters of credit of £511.2 million (or $630.0 million) in place under this facility, which reduced the aggregate availability under this facility to £3.8 million (or $4.7 million). We recorded total interest expense of approximately $4.5 million, $3.4 million and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Other Letter of Credit Facilities and Standby Letters of Credit

We have both secured and unsecured letter of credit facilities and standby letters of credit with various lenders to meet certain obligations including, but not limited to, deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers' compensation and Federal Longshore and Harbor Workers' Compensation Act policyholders and to support the collateral posting requirements of our Bermuda reinsurance subsidiary, AII, to its affiliate ceding insurance subsidiaries. The total amount outstanding under these types of facilities and standby letters of credit was $249.5 as of December 31, 2016.

Separately, through our acquisition of Nationale Borg, we assumed their existing credit facilities pursuant to which trade related guarantees and comparable standby letters of credit are issued primarily to secure obligations owed by Nationale Borg to third parties in the normal course of business. The credit limit under these facilities is approximately €76.8 million (or $80.8 million), of which €59.1 million (or $62.1 million) was utilized as of December 31, 2016. In addition, we assumed other bank guarantees totaling approximately €0.3 million (or $0.3 million) We recorded total interest expense of $0.5 million for the nine months ended December 31, 2016.

For further information on these credit facilities, including interest rates, applicable restrictive covenants and events of default, see Note 15. “Debt” in the audited consolidated financial statements included elsewhere in this report.

Outstanding Notes

Convertible Debt

We have an outstanding principal balance of $215.4 million of Convertible Senior Notes due 2044 (“2044 Notes”), with a carrying value of $166.4 million, that bear interest at a rate equal to 2.75% per year, payable semiannually in arrears on June 15th and December 15th of each year. Additionally, we have an outstanding principal balance of $6.0 million of Convertible Senior Notes due 2021 (“2021 Notes”), with a carrying value of $5.2 million, that bear interest at a rate equal to 5.50% per year, payable semiannually in arrears on June 15th and December 15th of each year. Interest expense recognized on the 2044 Notes was $12.6 million, $12.2 million and $0.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. Interest expense recognized on the 2021 Notes was $0.5 million, $0.8 million, and $13.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. For further information on the 2044 Notes and the 2021 Notes, including contingent interest on the 2044 Notes, conversion triggers, redemption and repurchase features and the exchange of 2021 Notes for 2044 Notes, see Note 15. “Debt” in the audited consolidated financial statements included elsewhere in this report.

6.125% Notes due 2023

We have outstanding $250.0 million aggregate principal amount of our 6.125% notes due 2023 ("2023 Notes"), with a carrying value of approximately $248 million, that bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if our consolidated leverage ratio exceeds 35%. As of December 31, 2016, our consolidated leverage ratio was less than 30%. Interest expense recognized on these notes was $15.6 million for each of the years ended December 31, 2016, 2015, and 2014. For further information on these notes, including restrictive covenants and events of default, see Note 15. “Debt” in the audited consolidated financial statements included elsewhere in this report.

7.25% Subordinated Notes due 2055

We have outstanding $150 million aggregate principal amount of our 7.25% subordinated notes due 2055 (the "7.25% 2055 Notes"), with a carrying value of approximately $145 million that bear interest at a rate equal to 7.25% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2015. The 7.25% 2055 Notes mature on June 15, 2055. We have the right to redeem the 7.25% 2055 Notes, in whole or in part, on June 18, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.25% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all our existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.25% 2055 Notes was $11.0 million and $5.9 million for the years ended December 31, 2016 and 2015, respectively. For further information on the 7.25% 2055 Notes, see Note 15. "Debt" in the audited consolidated financial statements included elsewhere in this report.

7.50% Subordinated Notes due 2055

We have outstanding $135 million aggregate principal amount of our 7.50% subordinated notes due 2055 (the "7.50% 2055 Notes"), with a carrying value of approximately $131 million, that bear interest at a rate equal to 7.50% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing December 15, 2015. The 7.50% 2055 Notes mature on September 15, 2055. We have the right to redeem the 7.50% 2055 Notes, in whole or in part, on September 16, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 7.50% 2055 Notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.50% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.50% 2055 Notes was $10.2 million and $2.9 million for the years ended December 31, 2016 and 2015, respectively. For further information on the 7.50% 2055 Notes, see Note 15. "Debt" in the audited consolidated financial statements included elsewhere in this report.

2035-2037 Notes

We have outstanding $124 million aggregate principal amount of our four junior subordinated debenture notes ("2035-2037 Notes"). These debenture notes, maturing between 2035 and 2037, were issued by us using the proceeds from issuing trust preferred securities in connection with establishing four special purpose trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on our common stock under certain circumstances, including default of payment. We recognized interest expense, including amortization of deferred origination costs, of approximately $6.1 million, $6.6 million and $8.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to these trust preferred securities. For further information on the 2035-2037 Notes, see Note 15. "Debt" in the audited consolidated financial statements included elsewhere in this report.

2033-2037 TPS Notes

Through our acquisition of Republic, we assumed $92.8 million aggregate principal amount of five junior subordinated debenture notes ("2033-2037 TPS Notes"). These debenture notes mature between 2033 and 2037. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on our common stock under certain circumstances, including default of payment. We recognized interest expense, including amortization of deferred origination costs, of approximately $2.8 million for the ended December 31, 2016. For further information on the 2035-2037 TPS Notes, see Note 15. "Debt" in the audited consolidated financial statements included elsewhere in this report.

Promissory Note

We have outstanding a term promissory note to Delek Finance U.S. Inc. in the amount of $104.7 million that we issued as part of the consideration for our acquisition of Republic. The principal will be paid in four equal installments on each of the first four anniversaries of the issuance date. The note bears interest of 5.75% per annum and is payable from time to time based on the outstanding principal balance until the promissory note is fully paid. In the event we are required to pay indebtedness under our revolving credit facility or our 2023 Notes on an accelerated basis, the holder of the term promissory note may cause us to repay unpaid principal and interest immediately. We recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $4.3 million for year ended December 31, 2016. For further information on the Delek Promissory Note, see Note 15. "Debt" in the audited consolidated financial statements included elsewhere in this report.

Other Sources of Liquidity

In November 2016, one of our subsidiaries became a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh.  Through membership, we have access to secured cash advances that can be used for supplemental liquidity purposes or other operational needs, as deemed appropriate by management.  The amount of advances our subsidiary can take is dependent on eligible asset types available for pledge to secure the advances, which is limited by the statutory admitted assets and capital and surplus of the member subsidiary.  At December 31, 2016, we had no outstanding borrowings with the FHLB.

Short-term borrowings

During the last three years, we did not engage in short-term borrowings to fund our operations or for liquidity purposes. As discussed above, our insurance subsidiaries create liquidity by collecting and investing insurance premiums in advance of paying claims. Details about our investment portfolio can be found under “— Investment Portfolio” appearing elsewhere in this Form 10-K.

Other Material Changes in Financial Position

	December 31,
	2016	2015
		As restated
	(Amounts in Thousands)
Selected Assets:
Fixed maturities, available-for-sale	$7,398,134	$5,433,797
Reinsurance recoverable, net	4,329,521	3,007,377
Prepaid reinsurance premium	1,994,092	1,531,866
Selected Liabilities:
Loss and loss expense reserves	$10,140,716	$7,208,367
Unearned premium	4,880,066	4,014,387
Debt	1,234,900	993,067

In 2016, fixed maturities increased $1,964.3 million and resulted primarily from utilizing cash from preferred stock offerings, acquisitions and operations. The increase in reinsurance recoverable is directly related to the increase in loss and loss expense reserves and acquisitions. The increase in prepaid reinsurance premium resulted from acquisitions and an increase in premium writings.

Loss and loss expense reserves increased $2,932.3 million and unearned premium increased $865.7 million in 2016 due primarily to higher premium writings in 2016 compared to 2015 as well as assumed amounts from acquisitions in 2016. Debt increased by $241.8 million in 2016 primarily as a result of the assumption of debt from the acquisition of Republic.

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

The following table summarizes the top ten reinsurers that account for approximately 76% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2016:

Reinsurer	A.M. Best Rating	Amount Recoverable as of December 31, 2016
	(Amounts in Thousands)
Maiden Reinsurance Ltd.	A	$2,452,242
National Workers’ Compensation Reinsurance Pool (NWCRP)(1)	NR	286,041
Safety National Casualty Corporation	A+	114,724
JRG Reinsurance Company Ltd.	A	105,567
Hartford Fire Insurance Company	A+	97,547
Swiss Reinsurance America Corporation	A+	76,585
Third Point Reinsurance Company Ltd.	A-	66,616
Northland Insurance Company	A++	41,528
Arch Reinsurance Company	A+u	34,780
Midwest Employers Casualty Company	A+	32,730

(1)
As per the NWCRP Articles of Agreement, reinsurance is provided through a 100% quota share reinsurance agreement entered into among the servicing carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.

Reinsurance Programs and Retentions

The following tables provide a summary of our primary treaty reinsurance programs as of December 31, 2016 for the United States and internationally:

	2016 Domestic Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Workers’ Compensation, Excess of Loss	$10,000,000	$642,500,000	100% of $632,500,000
Property, Per Risk Excess of Loss	$3,000,000	$31,000,000	100% of $28,000,000
Property, Catastrophe Excess of Loss	$20,000,000	$597,500,000	100% of $577,500,000
Surety, Excess of Loss	$500,000	$30,000,000	89% of $29,500,000
Casualty/Professional, Excess of Loss	$3,000,000	$50,000,000	100% of $47,000,000
Umbrella, Quota Share	$1,500,000	$10,000,000	100% of $8,500,000
Equipment Breakdown, Quota Share	$—	$100,000,000	100% of $100,000,000

	2016 International Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Property, Per Risk Excess of Loss (AEL)	$800,000	$8,000,000	100% of $7,200,000
Property, Catastrophe Excess of Loss (AEL and ATL)	$7,500,000	$130,000,000	96% of $122,500,000
Property, Per Risk Excess of Loss (ATL)	$1,000,000	$10,000,000	100% of $9,000,000
Surety, Excess of Loss and Quota Share (AEL)	$5,650,000	$39,550,000	100% of $33,900,000
Casualty, Excess of Loss (AEL)	$3,000,000	$15,000,000	100% of $12,000,000
Latent Defect, Excess of Loss (AEL)	$2,900,000	$50,750,000	100% of $47,850,000
Accident and Health, Excess of Loss (AEL)	$725,000	$29,000,000	100% of $28,275,000
Car Care, Excess of Loss (AEL)	$1,000,000	$65,000,000	100% of $64,000,000
Medical Malpractice, Quota Share (AEL)	$7,425,000	$11,000,000	32.5% of $11,000,000
Personal Accident, Excess of Loss (ATL)	$2,000,000	$50,000,000	100% of $48,000,000
Pecuniary Risks (AEL and ATL)	$4,000,000	$50,000,000	100% of $46,000,000
UK Solicitors Specific (AEL)	$1,125,000	$4,500,000	100% of $3,375,000
Marine (ATL)	$2,000,000	$60,000,000	100% of $58,000,000
Nationale Borg Surety (AEL)	$5,650,000	$113,000,000	100% of $107,350,000
Life (ATL)	$725,000	$72,500,000	100% of $71,775,000

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

Maiden Quota Share

In 2007, we entered into a master agreement with Maiden, as amended, by which our Bermuda subsidiary, AII, and Maiden Reinsurance Ltd. ("Maiden Reinsurance") entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended. Under this agreement, AII retrocedes to Maiden Reinsurance an amount equal to 40% of the premium written by our U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of our U.K. insurance subsidiary, AEL, net of commissions). AII also retrocedes 40% of losses. Certain business that we commenced writing after the effective date of the Maiden Quota Share, including, among other lines, our European medical liability business included in the table above, business assumed from Tower pursuant to the cut through reinsurance agreement, and risks, other than workers’ compensation risks and certain business written by our Irish subsidiary, AIU, for which the AmTrust Ceding Insurers’ net retention exceeds $5 million is not ceded to Maiden Reinsurance under the Maiden Quota Share (ceded business defined as “Covered Business”).

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

We, through our subsidiaries AEL and AIU, have a reinsurance agreement with Maiden Reinsurance by which we cede to Maiden Reinsurance a percentage of our European medical liability business, including business in force at April 1, 2011. From April 1, 2011 through June 30, 2016, that percentage ceded by both AEL and AIU was 40%. Effective July 1, 2016, the percentage ceded by AEL decreased to 32.5%, and, effective July 1, 2017, will decrease to 20%. The quota share had an initial term of one year and has been renewed through March 31, 2018. The agreement can be terminated at any April 1 by either party on four months’ prior written notice. Maiden Reinsurance pays us a 5% ceding commission, and we will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%. We did not receive any profit commissions for this business for the years ended December 31, 2016 or 2015.

We recorded approximately $599.5 million, $510.8 million and $405.1 million of ceding commission during 2016, 2015 and 2014, respectively, as a result of the Maiden Quota Share.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2016:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(Amounts in Thousands)
Loss and loss adjustment expenses(1)	$10,140,716	1,648,698	4,383,080	2,370,840	1,738,098
Loss-based insurance assessments(2)	51,574	40,814	10,760	—	—
Operating lease obligations	177,356	29,879	51,358	43,171	52,948
Purchase obligations(3)	71,657	32,898	26,310	10,629	1,820
Employment agreement obligations	31,908	17,213	12,334	2,361	—
Life insurance policy premiums related to life settlement contracts(4)	755,270	61,518	100,080	89,855	503,817
Debt and interest(5)	2,687,596	214,415	377,420	154,708	1,941,053
Total	$13,916,077	$2,045,435	$4,961,342	$2,671,564	$4,237,736

(1)
The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2016 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense estimate process, see “Item 1. Business — Loss Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Item 1A. Risk Factors — Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

(4)
We currently own 254 life settlement contracts with a fair value of $356.9 million. In order for us to derive the economic benefit of the face value of the policies, we are required to make these premium payments. The contractual obligations are on a consolidated basis. As we have a 50% ownership interest in these life insurance policies, NGHC has an obligation for 50% of the above contractual obligations.

(5)
The interest related to the debt by period is as follows: $66.6 million — less than 1 year, $125.0 million — 1 – 3 years, $116.6 million — 3 – 5 years and $960.6 million — more than 5 years. In addition, included within debt and interest is $168 million related to the Maiden collateral loan and $10.1 million of associated interest.

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

Interest Rate Risk.  We had fixed maturity securities with a fair value of $7.4 billion and amortized cost of $7.3 billion as of December 31, 2016 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2016 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities primarily as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our stockholders’ equity, each as of December 31, 2016.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
200 basis point increase	$6,716,747	$(715,169)	(13.4)%
100 basis point increase	7,061,907	(370,009)	(6.9)%
No change	7,431,916	—	—
100 basis point decrease	7,815,756	383,840	7.2%
200 basis point decrease	8,226,145	794,229	14.9%

Changes in interest rates would affect the fair market value of our fixed rate debt obligations but would not have an impact on our earnings or cash flow. We currently have $1,419 million of debt instruments (including a $168.0 million Maiden collateral loan) of which $929.4 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $4.9 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt. Additionally, our variable rate debt is effectively converted to a fixed rate through the use of an interest rate swap agreements.

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

Foreign Currency Risk.  We write insurance in the United Kingdom and certain other European Union member countries through several of our foreign insurance subsidiaries. While the functional currencies of these subsidiaries are the Euro and British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize approximately $104.3 million in before tax realized currency loss based on our outstanding foreign denominated reserves of approximately $2,087.0 million at December 31, 2016.

Equity Price Risk.  Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities either as available-for-sale or trading and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our stockholders’ equity. As of December 31, 2016, the equity securities in our investment portfolio had a fair value of $219.1 million, representing approximately 2.5% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on stockholders’ equity as of December 31, 2016.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
	(Amounts in Thousands)
25% increase	$273,903	$54,781	1.0%
No change	219,122	—	—
25% decrease	164,341	(54,781)	(1.0)

Off Balance Sheet Risk.  We do not have off balance sheet risk as of December 31, 2016.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules at page F-1 are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A.

Item 9A. Controls and Procedures

(a)    Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and CFO have concluded that, as of December 31, 2016, due to the identification of material weaknesses in our internal control over financial reporting as further described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

To address the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements and disclosures included in this Annual Report on Form 10-K fairly present, in all material respects, in accordance with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

(b)    Management Report on Internal Control Over Financial Reporting

We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that our internal control over financial reporting was not effective as of December 31, 2016, due to the identification of two material weaknesses in internal control over financial reporting, as discussed further below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses

As a result of the Company’s broadening geographic and product scope, we have experienced a significant increase in the volume of complex accounting matters and the number of control activities necessary to properly accumulate and present consolidated results. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2016, we identified the following material weaknesses, as described below, in our internal control over financial reporting.

Ineffective assessment of the risks of material misstatement in financial reporting

We did not effectively assess the risk of material misstatement in certain processes and change the internal control over financial reporting as a result of the significant increase in the size and complexity of the Company that was, in part, due to numerous acquisitions undertaken by the Company. A significant portion of these processes were managed and controlled by a centralized group within the Company and the material weakness affected: the design, implementation and operation of controls over the preparation, analysis and review of significant balances and closing adjustments necessary to achieve appropriately stated consolidated account balances and disclosures. Specifically, management did not appropriately assess the risks associated with the financial reporting of foreign exchange, deferred acquisition costs, goodwill impairment, warranty administration services revenue, capitalized costs, period-end expense accruals and the statements of cash flows and other comprehensive income. As a result, we did not design, implement and operate process level controls to effectively address the complexity of the underlying financial reporting.

Insufficient resources in the Corporate Accounting and Corporate Financial Reporting Groups

We did not have a sufficient complement of personnel, in certain geographic locations, with an appropriate level of knowledge and experience to help ensure proper selection and application of U.S. GAAP in the accounting for the areas stated above. In addition, we were not able to effectively design and execute our process level controls around the consolidation process and preparation of financial statements, specifically subsidiary close and consolidation adjustments, segregation of duties related to the creation and posting of a discrete number of journal entries, foreign exchange, deferred acquisition costs, goodwill impairment, warranty administration services revenue, capitalized costs, period-end expense accruals and the statements of cash flows and other comprehensive income, and associated disclosures.

These material weaknesses contributed to material misstatements related to warranty services revenue and accrual of bonuses that were corrected prior to the issuance of the financial statements. Additionally, these material weaknesses contributed to other misstatements to foreign exchange adjustments, deferred acquisition costs, and period-end accruals. If these material weaknesses are not effectively remediated, a reasonable possibility exists that material misstatements of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management excluded from its design and assessment of internal control over financial reporting the internal control for ANV Holding B.V., Republic Companies, Inc., N.V. Nationale Borg-Maatschappij and Genworth Financial Mortgage Insurance Limited, which were acquired during 2016, and which are included in the consolidated balance sheet of AmTrust Financial Services, Inc. as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended. These companies constituted approximately 13.7% of total assets as of December 31, 2016, and approximately 0.8% of total revenues for the year ended December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report that appears in this Annual Report on Form 10-K. This adverse report states that internal control over financial reporting was not effective.

(c)    Changes in Internal Control Over Financial Reporting

As a result of the control deficiencies identified above, we restated our consolidated financial statements for fiscal years 2015 and 2014, and our unaudited quarterly financial information for each of the four quarters in fiscal year 2015 and for the first three quarters in fiscal year 2016. Further, we now believe our internal control over financial reporting was not effective as of December 31, 2015. In response to the material weaknesses described above, management has begun implementing enhancements to our internal control over financial reporting as described below in section (d). These subsequent remediation efforts related to the material weaknesses described above represented changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected our internal control over financial reporting.

In addition, as a result of the acquisitions of ANV Holding B.V., Republic Companies, Inc., N.V. Nationale Borg-Maatschappij and Genworth Financial Mortgage Insurance Limited, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Such changes related to these acquisitions included implementing procedures to integrate existing systems and convert the financial results of these acquisitions from other generally accepted accounting principles to U.S. GAAP. We are continuing to augment our existing controls to appropriately manage the risks inherent in acquisitions of this magnitude and complexity.

Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)    Status of Remediation Actions

Management is underway with a comprehensive remediation program to design and implement enhanced internal controls to address the material weaknesses discussed above. Management, with oversight from the Company's Audit Committee, has dedicated significant in-house and external resources to these efforts and begun implementation of the required enhancements.

Ineffective assessment of the risks of material misstatement in financial reporting

We have undertaken several actions to remediate the material weakness associated with the financial reporting risk assessment processes, including the following:

•	Training for all appropriate personnel to improve the identification, evaluation and monitoring of risks and effectiveness of associated controls;

•	Enhancement of the global Sarbanes-Oxley internal control over financial reporting risk assessment, scoping and testing processes;

•	Designing and executing process-level controls over the affected areas, including redesign of management review controls and account reconciliations; and

•	Identifying, evaluating and commencing implementation of new automated financial close accounting software.

Insufficient resources in the Corporate Accounting and Financial Reporting Groups

We have begun the process to strengthen resources within our accounting and financial reporting groups, including the recruiting, hiring and training of additional personnel. In particular, we are focused on the following actions:

•
Strengthening the Finance team by hiring additional accounting and finance resources and professionals to help ensure that we have the personnel commensurate with the size and complexity of the organization. To date, we have promoted a new Chief Financial Officer - International Operations and hired a new Global Head of Investment Accounting;

•	Augmenting existing personnel with qualified consulting resources to help ensure that we have sufficient staffing with the requisite experience until key open positions are filled;

•
Designing new oversight controls that will operate at a level of precision sufficient to detect an error resulting from a control failure at the subsidiary level, and strengthening our existing oversight controls to help ensure compliance at the subsidiary level with company policies and procedures;

•
Completing and communicating an updated accounting policy manual to all Finance teams, which will include training of all appropriate personnel regarding the application of our U.S. GAAP accounting policies and procedures; and

•
Maintaining a company-wide and discipline-broad (finance, internal audit, Sarbanes-Oxley compliance and legal) focus on internal controls, enabling management to provide oversight over planned remedial actions and progress of these changes.

While management believes that significant progress has been made in enhancing internal controls as of December 31, 2016 and in the period since, the material weaknesses described herein have not been fully remediated due to insufficient time to fully implement and assess the design and operating effectiveness of the related controls. Management will continue the process to enhance internal controls throughout 2017 and will make any further changes management deems appropriate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AmTrust Financial Services, Inc.:
We have audited AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AmTrust Financial Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the ineffective assessment of the risks of material misstatement in financial reporting and insufficient resources in the corporate accounting and corporate financial reporting groups have been identified and included in management’s assessment in Item 9A(b). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AmTrust Financial Services, Inc. and subsidiaries as of December 31, 2016 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2016. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated April 3, 2017, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, AmTrust Financial Services, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired ANV Holding B.V., Republic Companies, Inc., N.V. Nationale Borg-Maatschappij and Genworth Financial Mortgage Insurance Limited during 2016. Management excluded these businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. These businesses represented approximately 13.8% of total assets as of December 31, 2016, and approximately 0.8% of total revenues for the year ended December 31, 2016. Our audit of internal control over financial reporting of AmTrust Financial Services, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of ANV Holding B.V., Republic Companies, Inc., N.V. Nationale Borg-Maatschappij and Genworth Financial Mortgage Insurance Limited.
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2016, relative to the aforementioned material weaknesses in internal control over financial reporting.

(signed) KPMG LLP

New York, New York
April 3, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders to be held May 18, 2017 (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics,” “Corporate Governance — Board Committees” and “Security Ownership of Management — Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 28, 2017.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 28, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 28, 2017.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2016 under the AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	$4,950,959	$7.54	6,926,303
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,950,959	$7.54	6,926,303

(1)
Includes restricted stock unit awards that, upon vesting, provide the holder with the right to receive common shares on a one-to-one basis. Performance share units are included at their target value. For further discussion of these awards, see Note 19. “Share Based Compensation.”

(2)	Only applies to outstanding options, as restricted stock units and performance share units do not have exercise prices.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 28, 2017.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Audit and Non-Audit Fees” and “Pre-approval Policies and Procedures of the Audit Committee.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 28, 2017.

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

AMTRUST FINANCIAL SERVICES, INC.
April 3, 2017	By:	/s/ Ronald E. Pipoly, Jr.
Name: Ronald E. Pipoly, Jr. Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry Zyskind	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 3, 2017
Barry Zyskind

/s/ Ronald E. Pipoly, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	April 3, 2017
Ronald E. Pipoly, Jr.

/s/ Leah Karfunkel	Director	April 3, 2017
Leah Karfunkel

/s/ George Karfunkel	Director	April 3, 2017
George Karfunkel

/s/ Donald DeCarlo	Director	April 3, 2017
Donald DeCarlo

/s/ Susan Fisch	Director	April 3, 2017
Susan Fisch

/s/ Abraham Gulkowitz	Director	April 3, 2017
Abraham Gulkowitz

/s/ Raul Rivera	Director	April 3, 2017
Raul Rivera

AMTRUST FINANCIAL SERVICES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AmTrust Financial Services, Inc.:
We have audited the accompanying consolidated balance sheet of AmTrust Financial Services, Inc. as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2016. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules, as of December 31, 2016 and for the year then ended, listed in the accompanying index to financial statements and schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTrust Financial Services, Inc. as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, as of December 31, 2016 and for the year then ended, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AmTrust Financial Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. (COSO), and our report dated April 3, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
New York, New York
April 3, 2017

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of AmTrust Financial Services, Inc. as of December 31, 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014 and related financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTrust Financial Services, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct misstatements.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York
February 29, 2016 (April 3, 2017 as to the effects of the restatement discussed in Note 3)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Par Value per Share)

	December 31,
ASSETS	2016	2015
		As restated
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $7,315,041; $5,482,042)	$7,398,134	$5,433,797
Fixed maturities, trading, at fair value (amortized cost $29,081; $0)	33,782	—
Equity securities, available-for-sale, at fair value (cost $126,670; $109,346)	137,162	104,497
Equity securities, trading, at fair value (cost $76,163; $26,937)	81,960	27,271
Short-term investments	—	17,171
Equity investment in unconsolidated subsidiaries – related parties	151,332	138,023
Other investments (related party $72,328; $64,869)	152,187	106,176
Total investments	7,954,557	5,826,935
Cash and cash equivalents	567,771	1,003,916
Restricted cash and cash equivalents	713,338	380,699
Accrued interest and dividends	54,680	51,487
Premiums receivable, net	2,802,167	2,235,953
Reinsurance recoverable (related party $2,452,242; $1,963,140)	4,329,521	3,007,377
Prepaid reinsurance premium (related party $1,133,485; $1,066,961)	1,994,092	1,531,866
Other assets (related party $161,845; $189,223; recorded at fair value $356,856; $264,001)	1,712,165	1,477,006
Deferred policy acquisition costs	928,920	693,639
Property and equipment, net	314,332	257,128
Goodwill	686,565	432,700
Intangible assets	556,560	367,345
	$22,614,668	$17,266,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$10,140,716	$7,208,367
Unearned premiums	4,880,066	4,014,387
Ceded reinsurance premiums payable (related party $633,638; $379,988)	804,882	651,051
Reinsurance payable on paid losses	15,960	9,789
Funds held under reinsurance treaties	70,868	23,336
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at fair value	36,394	38,618
Securities sold under agreements to repurchase, at contract value	160,270	—
Accrued expenses and other liabilities (recorded at fair value $76,840; $93,940)	1,635,666	1,258,054
Debt (net of debt issuance cost of $15,960, $16,902)	1,234,900	993,067
Total liabilities	19,147,697	14,364,644
Commitments and contingencies
Redeemable non-controlling interest	1,358	1,172
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 196,455 issued in 2016 and 2015, respectively; 170,508 and 175,915 outstanding in 2016 and 2015, respectively	1,965	1,964
Preferred stock, $0.01 par value; 10,000 shares authorized; 5,399 and 4,968 issued and outstanding; $913,750 and $482,500 aggregated liquidation preference in 2016 and 2015, respectively.	913,750	482,500
Additional paid-in capital	1,384,922	1,383,492
Treasury stock at cost; 25,947 and 20,540 shares in 2016 and 2015, respectively	(310,883)	(162,867)
Accumulated other comprehensive loss	(125,722)	(133,392)
Retained earnings	1,405,071	1,152,083
Total AmTrust Financial Services, Inc. equity	3,269,103	2,723,780
Non-controlling interest	196,510	176,455
Total stockholders’ equity	3,465,613	2,900,235
	$22,614,668	$17,266,051

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Par Value and per Share)

	Years Ended December 31,
	2016	2015	2014
		As restated	As restated
Revenues:
Premium income:
Net written premium	$4,851,327	$4,261,928	$3,941,220
Change in unearned premium	(183,362)	(240,687)	(434,386)
Net earned premium	4,667,965	4,021,241	3,506,834
Service and fee income (related parties - $87,906; $76,454; and $58,428)	537,966	428,143	365,356
Net investment income	208,047	156,290	131,601
Net realized gain on investments	36,478	8,117	16,423
Total revenues	5,450,456	4,613,791	4,020,214
Expenses:
Loss and loss adjustment expense	3,142,279	2,688,118	2,331,325
Acquisition costs and other underwriting expenses (net of ceding commission and administrative services) - related party $608,904; $545,661; and $405,071)	1,230,168	993,571	870,702
Other	564,065	473,253	422,528
Total expenses	4,936,512	4,154,942	3,624,555
Income before other (expense) income, provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	513,944	458,849	395,659
Other (expenses) income:
Interest expense (net of interest income - related party - $7,593; $8,701; and $2,601)	(79,526)	(55,355)	(45,857)
Loss on extinguishment of debt	—	(5,271)	(9,831)
Gain on investment in life settlement contracts net of profit commission	46,147	19,844	12,306
Foreign currency (loss) gain	(29,289)	47,301	56,372
Gain on acquisition	48,775	5,826	—
Gain of sale of subsidiary	—	—	6,631
Total other (expenses) income	(13,893)	12,345	19,621
Income before income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	500,051	471,194	415,280
Provision for income taxes	85,307	38,946	28,367
Income before equity in earnings of unconsolidated subsidiaries	414,744	432,248	386,913
Equity in earnings of unconsolidated subsidiary – (related parties)	15,626	25,385	28,351
Net income	430,370	457,633	415,264
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests of subsidiaries	(19,384)	(6,928)	416
Net income attributable to AmTrust stockholders	$410,986	$450,705	$415,680
Dividends on preferred stock	(47,847)	(31,590)	(12,738)
Net income attributable to AmTrust common stockholders	$363,139	$419,115	$402,942

Earnings per common share:
Basic earnings per share	$2.10	$2.54	$2.68
Diluted earnings per share	$2.08	$2.49	$2.53
Dividends declared per common share	$0.64	$0.55	$0.425
Weighted average common shares outstanding - basic	172,554	165,042	149,866
Weighted average common shares outstanding - diluted	174,545	168,360	159,034
Net realized gain on investments:
Total other-than-temporary impairment losses	$(31,659)	$(19,155)	$(8,039)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(31,659)	(19,155)	(8,039)
Net realized gain on available for sale securities	52,353	15,578	21,858
Net realized gain on trading securities and other investment	15,784	11,694	2,604
Net realized investment gain	$36,478	$8,117	$16,423

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
		As restated	As restated
Net income	$430,370	$457,633	$415,264
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(90,129)	(89,252)	(21,746)
Change in fair value of interest rate swap	528	621	664
Minimum pension liability	(3,070)	2,686	(1,055)
Unrealized gain (loss) on securities:
Gross unrealized holding gain (loss)	177,395	(171,109)	132,690
Less tax expense (benefit)	46,339	(59,888)	46,440
Net unrealized holding gain (loss)	131,056	(111,221)	86,250
Reclassification adjustment for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	25,219	4,315	—
Other net realized (loss) gain on investments	(55,934)	(1,118)	(4,918)
Reclassification adjustment for investment gain (loss) included in net income	(30,715)	3,197	(4,918)
Other comprehensive income (loss), net of tax	$7,670	$(193,969)	$59,195
Comprehensive income	438,040	263,664	474,459
Less: Comprehensive income (loss) attributable to non-controlling and redeemable non-controlling interest	19,384	6,928	(416)
Comprehensive income attributable to AmTrust Financial Services, Inc.	$418,656	$256,736	$474,875

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands) Years Ended December 31, 2016, 2015, 2014

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance, December 31, 2013 (As restated)	$1,960	$115,000	$1,032,104	$(284,891)	$1,382	$487,069	$1,352,624
Net income (As restated)	—	—	—	—	—	415,264	415,264
Foreign currency translation, net of tax (As restated)	—	—	—	—	(21,746)	—	(21,746)
Change in fair value of derivatives, net of tax	—	—	—	—	664	—	664
Minimum pension liability, net of tax	—	—	—	—	(1,055)	—	(1,055)
Unrealized holding loss on investments, net of tax (As restated)	—	—	—	—	86,250	—	86,250
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	(4,918)	—	(4,918)
Non-controlling interest in subsidiaries	—	—	—	—	—	910	910
Common stock repurchase	—	—	—	(59,154)	—	—	(59,154)
Issuance of restricted stock	—	—	(6,444)	6,444	—	—	—
Extinguishment of 5.5% convertible senior notes	—	—	(19,011)	—	—	—	(19,011)
Issuance of shares in convertible senior note exchange	—	—	(33,409)	33,409	—	—	—
Equity component of 2.75% convertible senior notes, net of income taxes and issue costs	—	—	33,624	—	—	—	33,624
Stock option compensation	—	—	19,114	—	—	—	19,114
Exercise of stock options, other including tax benefit of $10,281	—	—	2,170	6,606	—	—	8,776
Preferred stock issuance (185 shares)	—	185,000	(6,359)	—	—	—	178,641
Distribution of redeemable non-controlling interest	—	—	—	—	—	(494)	(494)
Preferred stock dividend	—	—	—	—	—	(12,738)	(12,738)
Common stock dividend	—	—	—	—	—	(64,538)	(64,538)
Balance, December 31, 2014 (As restated)	1,960	300,000	1,021,789	(297,586)	60,577	825,473	1,912,213
Net income (As restated)	—	—	—	—	—	457,633	457,633
Foreign currency translation, net of tax (As restated)	—	—	—	—	(89,252)		(89,252)
Change in fair value of derivatives, net of tax	—	—	—	—	621	—	621
Minimum pension liability, net of tax	—	—	—	—	2,686	—	2,686
Unrealized holding loss on investments, net of tax (As restated)	—	—	—	—	(111,221)	—	(111,221)
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	3,197	—	3,197
Non-controlling interest in subsidiaries	—	—	—	—	—	(5,793)	(5,793)
Acquisition of non-controlling interest in subsidiary	—	—	—	—	—	—	—
Common stock issuance (16,900 shares)	—	—	366,712	120,375	—	—	487,087
Common stock repurchase	—	—	—	(578)	—	—	(578)
Preferred stock issuance (165 shares)	—	182,500	(5,971)	—	—	—	176,529
Extinguishment of 5.5% convertible senior notes	—	—	(19,302)	15,538	—	—	(3,764)
Issuance or purchase of restricted stock	—	—	(3,055)	(2,612)	—	—	(5,667)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(continued) (In Thousands) Years Ended December 31, 2016, 2015, 2014

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Stock option compensation	—	—	22,763	—	—	—	22,763
Exercise of stock options, other including tax benefit of $10,211	4	—	556	1,996	—	—	2,556
Income attributable to redeemable non-controlling interest, net	—	—	—	—	—	(1,135)	(1,135)
Preferred stock dividend	—	—	—	—	—	(31,590)	(31,590)
Common stock dividend	—	—	—	—	—	(92,505)	(92,505)
Balance, December 31, 2015 (As restated)	1,964	482,500	1,383,492	(162,867)	(133,392)	1,152,083	2,723,780
Net income	—	—	—	—	—	430,370	430,370
Foreign currency translation, net of tax	—	—	—	—	(90,129)	—	(90,129)
Change in fair value of derivative, net of tax	—	—	—	—	528	—	528
Minimum pension liability, net of tax	—	—	—	—	(3,070)	—	(3,070)
Unrealized holding loss on investments, net of tax	—	—	—	—	131,056	—	131,056
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	(30,715)	—	(30,715)
Non-controlling interest in subsidiaries	—	—	—	—	—	(19,384)	(19,384)
Common stock issuance (12 shares)	1	—	269	76	—	—	346
Common stock repurchase	—	—	—	(152,392)	—	—	(152,392)
Preferred stock issuance (431 shares)	—	431,250	(13,986)	—	—	—	417,264
Extinguishment of 5.5% convertible senior notes	—	—	(3)	2	—	—	(1)
Stock option compensation	—	—	23,286	—	—	—	23,286
Exercise of stock options, other including tax benefit of $5,930	—	—	(8,136)	4,298	—	—	(3,838)
Income attributable to redeemable non-controlling interest, net	—	—	—	—	—	(1,923)	(1,923)
Preferred stock dividend	—	—	—	—	—	(47,847)	(47,847)
Common stock dividend	—	—	—	—	—	(108,228)	(108,228)
Balance, December 31, 2016	$1,965	$913,750	$1,384,922	$(310,883)	$(125,722)	$1,405,071	$3,269,103

Non-controlling interest in equity of consolidated subsidiaries:
Balance, December 31, 2013							$137,860
Capital contributions to subsidiaries							25,359
Foreign currency translation							(3,128)
Loss attributable to non-controlling interests							(910)
Balance, December 31, 2014							$159,181
Capital contributions to subsidiaries							11,475
Foreign currency translation							6
Loss attributable to non-controlling interests							5,793
Balance, December 31, 2015							$176,455
Capital contribution to subsidiaries less dividends							1,428
Income attributable to non-controlling interests							18,627
Balance, December 31, 2016							$196,510

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Years Ended December 31,
	2016	2015	2014
		As restated	As restated
Cash flows from operating activities:
Net income	$430,370	$457,633	$415,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,270	84,428	61,412
Net amortization of bond premium or discount	29,310	17,401	15,395
Equity earnings on investment in unconsolidated subsidiaries	(17,224)	(25,385)	(28,351)
Gain on investment in life settlement contracts, net	(46,147)	(19,844)	(12,306)
Realized gain on marketable securities	(68,137)	(27,272)	(24,463)
Non-cash write-down of marketable securities	31,659	19,155	8,039
Non-cash write-down of goodwill	273	55,304	62,898
Discount on notes payable	6,720	5,628	3,095
Stock based compensation	23,286	22,763	19,114
Loss on extinguishment of debt	—	5,271	9,831
Bad debt expense	27,238	18,339	24,294
Foreign currency (gain) loss	29,289	(47,301)	(56,372)
Gain on sale of subsidiary	—	—	(6,631)
Acquisition gain	(48,775)	(5,826)	—
Dividend received from equity investment	1,598	984	246
Changes in assets – (increase) decrease:
Premiums and notes receivable	(423,790)	(396,910)	(291,868)
Reinsurance recoverable	(541,507)	(570,050)	(504,021)
Deferred policy acquisition costs, net	(252,487)	(64,377)	(159,979)
Prepaid reinsurance premiums	(402,748)	(151,241)	(292,422)
Prepaid expenses and other assets	104,623	(462,244)	(188,764)
Changes in liabilities – increase (decrease):
Reinsurance premium payable	95,407	20,687	48,656
Loss and loss expense reserves	1,413,039	1,440,388	1,219,993
Unearned premiums	297,085	377,713	709,308
Funds held under reinsurance treaties	(58,090)	9,955	(10,397)
Accrued expenses and other current liabilities	168,441	246,060	103,953
Net cash provided by operating activities	916,703	1,011,259	1,125,924
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(2,467,741)	(2,367,112)	(2,421,826)
Purchases of equity securities, available-for-sale	(52,016)	(87,190)	(293,554)
Purchases of equity securities, trading	(266,657)	(207,379)	(84,493)
Purchases of other investments	(47,042)	(71,352)	(28,573)
Sales, maturities, paydowns of fixed maturities, available-for-sale	1,528,210	1,208,102	1,749,897
Sales of equity securities, available-for-sale	69,147	66,400	238,369
Sales of equity securities, trading	237,834	207,992	78,974
Sales of other investments	35,069	2,510	17,854

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued) (In Thousands)

	Years Ended December 31,
	2016	2015	2014
		As restated	As restated
Net sales of short term investments	79,180	71,319	50,286
Net sale of securities sold but not purchased	(2,224)	25,566	13,052
Acquisition of life settlement contracts	(17,230)	(1,065)	(25,419)
Receipt of life settlement contract proceeds	38,247	102,307	10,035
Loan to ACP Re	—	—	(125,000)
Acquisition of subsidiaries, net of cash obtained	(402,232)	(242,358)	(80,736)
Sale of subsidiary	—	—	20,059
Increase in restricted cash and cash equivalents, net	(221,485)	(194,532)	(85,786)
Purchase of property and equipment	(117,047)	(152,249)	(73,147)
Net cash used in investing activities	(1,605,987)	(1,639,041)	(1,040,008)
Cash flows from financing activities:
Revolving credit facility borrowings	—	430,000	220,000
Revolving credit facility payments	—	(420,000)	(100,000)
Repurchase agreements, net	160,270	—	(293,222)
Secured loan agreement borrowings	44,579	10,250	30,500
Secured loan agreement payments	(7,186)	(7,001)	(3,009)
Promissory note payments	—	—	(10,695)
2055 Subordinated notes proceeds	—	285,000	—
Convertible senior notes proceeds	—	—	68,400
Convertible senior notes payments	(10)	(62,079)	—
Financing fees	(277)	(9,451)	(5,188)
Common share issuance	346	487,087	—
Common share repurchase	(152,392)	(578)	(59,155)
Preferred share issuance	417,264	176,529	178,641
Contingent consideration payments	(35,734)	(15,334)	(4,225)
Non-controlling interest capital contributions (dividends) to consolidated subsidiaries, net	1,428	11,475	18,223
Stock option exercise and other	(3,839)	(2,556)	8,776
Dividends distributed on common stock	(108,228)	(85,296)	(55,599)
Dividends distributed on preferred stock	(47,847)	(31,590)	(12,738)
Net cash provided by (used in) financing activities	268,374	766,456	(19,291)
Effect of exchange rate changes on cash	(15,235)	(15,657)	(15,748)
Net increase in cash and cash equivalents	(436,145)	123,017	50,877
Cash and cash equivalents, beginning year	1,003,916	880,899	830,022
Cash and cash equivalents, end of year	$567,771	$1,003,916	$880,899
Supplemental Cash Flow Information
Interest payments on debt	$68,051	$43,146	$36,679
Income tax payments	26,299	234,455	85,619
Declared dividends on common stock	108,228	92,505	64,538

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

The Company transacts business primarily through twenty-four insurance subsidiaries domiciled in the United States and seven major insurance subsidiaries domiciled outside of the United States. The Company's twenty-four domestic insurance subsidiaries are:

Company	Abbreviation	Domiciled in
AmTrust Insurance Company of Kansas, Inc.	AICK	Kansas
AmTrust Title Insurance Company	ATIC	New York
ARI Casualty Company	ARIC	New Jersey
ARI Insurance Company	ARI	Pennsylvania
Associated Industries Insurance Company, Inc.	AIIC	Florida
CorePointe Insurance Company	CPIC	Michigan
Developers Surety and Indemnity Company	DSIC	California
First Nonprofit Insurance Company	FNIC	Delaware
Heritage Indemnity Company	HIC	California
Indemnity Company of California	ICC	California
Milwaukee Casualty Insurance Company	MCIC	Wisconsin
Republic Fire & Casualty Insurance Company	RFC	Oklahoma
Republic Lloyds	RL	Texas
Republic Underwriters Insurance Company	RUIC	Texas
Republic-Vanguard Insurance Company	RVIC	Arizona
Rochdale Insurance Company	RIC	New York
Security National Insurance Company	SNIC	Delaware
Sequoia Indemnity Company	SID	Nevada
Sequoia Insurance Company	SIC	California
Southern County Mutual Insurance Company	SCM	Texas
Southern Insurance Company	SOIC	Texas
Southern Underwriters Insurance Company	SUIC	Oklahoma
Technology Insurance Company, Inc.	TIC	Delaware
Wesco Insurance Company	WIC	Delaware

During 2016, Comp Options Insurance Company and Springfield Insurance Company were merged into other existing AmTrust insurance companies.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company's seven major foreign insurance subsidiaries are:

Company	Abbreviation	Domiciled in
AmTrust Europe, Ltd.	AEL	United Kingdom
AmTrust International Insurance Ltd.	AII	Bermuda
AmTrust International Underwriters Limited	AIU	Ireland
AmTrust at Lloyd's Limited	ATL	United Kingdom
Motors Insurance Company Ltd.	MIC	United Kingdom
N.V. Nationale Borg-Maatscappij	NB	Netherlands
ANV Holdings B.V.	ANV	Netherlands

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

Premiums — Insurance premiums, except for certain specialty risk and extended warranty programs, are recognized as earned on the straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty programs are earned based on an estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, and because a single contract may contain multiple coverage period options, these estimates are revised based on the actual coverage period selected by the insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums earned but not yet billed to insureds are estimated and accrued, net of related costs. These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The Company historically has used a percentage of premium for establishing its allowance for doubtful accounts. The Company reviews its bad debt write-offs at least annually and adjusts its premium percentage as required. Allowance for doubtful accounts were approximately $72,867 and $74,563 at December 31, 2016 and 2015, respectively.

Loss and Loss Adjustment Expenses — Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31, 2016. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analysis and are not discounted. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

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

•
the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings and, for equity securities, forecasted recovery in a reasonable period of time;

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

Management uses judgment in determining the impact that any of the above facts may have on whether an impairment is temporary or not. The level of rigor used to evaluate a security for impairment depends on various factors, including the amount of impairment and length of time impaired. However, the Company generally considers a fixed maturity investment when it has been in a significant unrealized loss position (in excess of 35% of cost if the issuer has a market capitalization of under $1 billion and in excess of 25% of cost if the issuer has a market capitalization of $1 billion or more) for over 24 months as rebuttable indications of other-than-temporary impairment. Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company writes down investments immediately that it considers to be impaired based on the above criteria collectively.

Based on guidance in FASB ASC 320-10-65, in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an OTTI with the amount related to other factors recognized in accumulated other comprehensive loss net loss, net of tax. In contrast, if an available-for-sale equity security is determined to be other-than-temporarily impaired, the unrealized loss is recorded in earnings. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.

The Company also classified certain of its debt and equity securities as trading securities. Securities classified as trading securities are generally held for resale in anticipation of short-term market movement. Trading securities are stated at estimated fair market value. Gains and losses, both realized and unrealized, are included in the net realized gain or loss on investment on the Consolidated Statements of Income.

The Company has the following major types of investments:

(a)
Cash, cash equivalents and restricted cash — Cash consists of uninvested balances in bank accounts. Cash equivalents consist of investments with original maturities of 90 days or less, primarily money market funds. Cash equivalents are carried at cost. Restricted cash consists of any cash or investment that is held for a specific purpose and therefore not available to the company for immediate or general business use.

(b)	Short-term investments — Short term investments are carried at cost, which approximates fair value, and include investments with maturities between 91 days and less than 1 year at date of acquisition.

(c)
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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(d)
Fixed maturity securities, trading - Fixed maturities classified as trading are carried at estimated fair market value. Gains and losses, both realized and unrealized, are reported in the net realized gain or loss on investment.

(e)
Equity securities, trading —  Equity securities classified as trading are carried at estimated fair market value. Gains and losses, both realized and unrealized, are reported in the net realized gain or loss on investment.

(f)
Mortgage and asset backed securities — For mortgage and asset backed securities, the Company recognizes income using the retrospective adjustment method based on prepayments and the estimated economic life of the securities. The effective yield reflects actual payments to date plus anticipated future payments.

(g)
Other investments - Other investments consist primarily of limited partnerships. Limited partnerships primarily includes investments in private equity limited partnerships and real estate partnerships. The Company applies the equity method of accounting for its investments in the majority of the limited partnerships in which its ownership interest of the limited partnership enables the Company to influence the operating or financial decisions of the investee company, but the Company’s interest in the limited partnership does not require consolidation. The Company’s proportionate share of equity in net income of these unconsolidated affiliates is reported in net investment income.

(h)
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

(i)
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

Fair Value of Financial Instruments — The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820 Fair Value Measurement. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. Additionally, valuation of fixed maturity investments is more subjective when markets are less liquid due to lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Fixed Maturities. The Company utilizes a pricing service to estimate fair value measurements for all of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. The pricing service utilized by the Company has indicated it will produce an estimate of fair value only if there is verifiable information to produce a valuation. As the fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes, the estimates of fair value other than U.S. Treasury securities are included in Level 2 of the hierarchy. U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices. The Company’s Level 2 investments include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities.

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

Other Investments. Other investments consist of certain private equity, limited liability partnerships and limited liability companies accounted for under the equity method of accounting.

Derivatives. The Company estimates fair value using information provided by a pricing service for interest rate swaps and classifies derivatives as Level 2 hierarchy.

Investment in Life Settlements — When the Company becomes the owner of a life insurance policy, the life insurance premium for such policy is accounted for as an investment in life settlements. Investments in life settlements are accounted for in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The Company has elected to account for these investments using the fair value method. Fair value of the investment in policies is determined using unobservable Level 3 inputs and is calculated by performing a net present value calculation of the face amount of the life policies less premiums for the total portfolio. The unobservable Level 3 inputs use new or updated information that affects the Company's assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, and discount rates.

Life Settlement Profit Commission — Investments in life settlements are accounted for in accordance with ASC 325-30, Investments in Insurance Contracts, and the Company has elected to account for its investment in life settlements using the fair value method. The Company retained a third party service provider to perform certain administration functions to effectively manage the life settlement contracts held by Tiger Capital, LLC and AMT Capital Holdings II S.A. and a portion of their fee was contingent on the overall profitability of the life settlement contracts. The Company accrued this contractually obligated profit commission on life settlements at fair value, in relation to life settlements purchased through this provider. This profit commission was calculated based on the discounted anticipated cash flows and the provisions of the underlying contract, and was settled with the third party administrator in 2016. In addition, the Company accrues a best estimate in relation to profit commission due on certain life settlement contracts acquired subsequent to December 31, 2010.

Warranty Fee Revenue — The Company promotes and markets extended service plans (“ESP”) to consumers through retailers and certain other marketing organizations usually with terms of ESP coverage predominately ranging from one to five years, commencing at the expiration of the manufacturers’ warranty, if applicable. The Company generally insures the obligations under ESPs through contractual liability insurance issued by one of its insurance company subsidiaries. In addition, under the terms of separate service agreements with various retailers, the Company provides for marketing and administrative services related to ESP. These service agreements are generally for one to five year terms and can be canceled by either party with thirty days' advance notice. The Company recognizes revenue related to administration services on a straight-line basis over the term of the ESP contracts. Warranty fee revenues are reported in service and fee income.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Deferred Policy Acquisition Costs — The Company defers commission expenses, premium taxes and assessments as well as underwriting and safety inspection costs that vary with and are primarily related to the successful acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists. Deferred acquisition costs are presented in the financial statements net of ceded deferred acquisition costs.

Reinsurance — Reinsurance premiums, losses and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for the original policies issued and pursuant to the terms of the reinsurance contracts. The Company records premiums earned and losses and LAE incurred and ceded to other companies as reductions of premium revenue and losses and LAE. The Company accounts for commissions allowed by reinsurers on business ceded as ceding commission, which is a reduction of acquisition of costs and other underwriting expenses. The Company earns commissions on reinsurance premiums ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro rata basis over the terms of the policies reinsured. Reinsurance recoverables relate to the portion of reserves and paid losses and LAE that are ceded to other companies. Reinsurance does not discharge us from our primary liability to policyholders, and to the extent that a reinsurer is unable to meet its obligations, the Company would be liable. The Company continuously monitors the financial condition of prospective and existing reinsurers. As a result, the Company purchases reinsurance from a number of financially strong reinsurers. The Company will provide an allowance for reinsurance balances deemed uncollectible.

Ceding Commissions on Reinsurance Transactions — Ceding commissions on reinsurance transactions are commissions the Company receives from ceding gross written premiums to third party reinsurers. In connection with the Maiden Quota Share, which is the Company's primary source of ceding commissions, the amount the Company receives is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of the individual segments. The ceding commissions the Company receives cover a portion of its capitalized direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of capitalized direct acquisition costs are recorded as a reduction of capitalized unamortized deferred acquisition costs and the net amount is charged to expense in proportion to net premium revenue recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the income statement over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities. The Company allocates ceding commissions to its segments based on each segment’s proportionate share of ceded unearned premium.

Assessments — Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments, such as assessments by state guaranty funds and workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2016, 2015 and 2014 was approximately $36,144, $25,866 and $23,205, respectively.

Business Combinations — The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date in the Company's consolidated financial statements. The Company accounts for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires the Company to record assets and liabilities at fair value. The Company adjusts the fair value loss and LAE reserves by recording the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date is recorded either an intangible asset or another liability, as applicable, and amortized proportionately to the decrease in the acquired loss and LAE reserves over the payout period

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

for the acquired loss and LAE reserves. The Company records contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and the Company records the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. The Company assigns fair values to intangible assets based on valuation techniques including the income and market approaches. The Company expenses costs associated with the acquisition of a business in the period incurred. The Company includes the results of operations of an acquired business in its consolidated financial statements from the date of the acquisition.

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other. Upon the completion of an acquisition, the Company completes purchase price accounting in accordance with ASC 805, Business Combinations, which requires an acquirer to assign values to the acquired assets and liabilities based on their fair value. In the event that a purchase price paid is in excess of the net assets acquired, any unidentified excess is deemed to be goodwill. Goodwill is not amortized. Additionally, as a result of an acquisition, the Company may obtain identifiable intangible assets. Indefinite lived intangible assets are not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets with an indefinite useful life are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statement of operations. The Company tests for impairment of goodwill at the reporting unit level. The Company generally combines reporting units, which are a component of an operating segment when they have similar economic characteristics, nature of services, types of customer, distribution methods and regulatory environment. The Company had six reporting units as of December 31, 2016.

Property and Equipment — Property and equipment is recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Building	40 years
Equipment	5 to 7 years
Computer equipment and software	3 to 20 years (primarily 3 years)
Leasehold improvements	Lesser of lease term or 15 years

The Company accounts for its internal use software under ASC 350 Intangibles — Goodwill and Other. Accordingly, the Company capitalizes costs of computer software developed or obtained for internal use that is specifically identifiable, has determinable lives and relates to enhancements in functionality

Equalization reserves — The Company owns one Luxembourg-domiciled reinsurance entity. In connection with this entity, the Company acquired cash and equalization reserves of the reinsurance company. An equalization reserve is a catastrophe reserve established in excess of required reserves as established by the laws of Luxembourg. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U.S. GAAP. The equalization reserves were originally established by the seller of the reinsurance entity, and under Luxembourg law allowed the reinsurance company to reduce its income tax paid.

Income Taxes — The Company files a consolidated United States income tax return for its eligible domestic subsidiaries. The Company's non-domestic subsidiaries file income tax returns in their respective local jurisdictions. As part of the U.S. consolidated income tax return filing, the Company is party to federal income tax allocation agreements amongst the includible entities. Under the tax allocation agreements, the Company pays to or receives from its subsidiaries the amount, if any, by which the group’s federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated federal return.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax asset primarily consists of book versus tax differences for premiums earned, loss and loss adjustment expense reserve discounting, policy acquisition costs, and net operating losses. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains and losses, are recorded directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company recognizes deferred tax assets to the extent the Company believes that these assets are more likely than not to be realized. In assessing the more likely than not recoverability of deferred tax assets, management considers whether it is more likely than not that the Company will generate future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. If necessary, the Company establishes a valuation allowance to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Primarily tax years 2013 through 2015 are still subject to examination. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

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

Stock Compensation Expense — Stock-based compensation is measured using the fair value method of accounting. The measured cost is recognized over the period during which the recipient is required to provide service in exchange for the award. The Company estimates expected forfeitures when stock-based awards are granted and records compensation expense only for awards that are expected to vest. Share-based payments include restricted stock, restricted stock units, performance share units and stock option grants under the Company’s 2005 Equity Incentive Plan and 2010 Omnibus Incentive Plan. The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, as further described in Note 19. “Share Based Compensation”.

Earnings Per Share — The Company accounts for earnings per share under the two-class method, as described in ASC 260, Earnings Per Share. Under the two-class method, earnings for the period are allocated between common stockholders and other stockholders based on their respective rights to receive dividends. Restricted stock awards granted to employees under the Company’s 2005 Equity Incentive Plan and 2010 Omnibus Incentive Plan are considered participating securities as they receive dividends on this stock. There were no restricted stock awards outstanding as of December 31, 2016. Additionally, the Company follows the treasury stock method related to its contingently convertible debt, as the Company has the ability to settle the conversion premium in either cash or stock. The Company had contingently convertible shares related to the 5.5% convertible senior notes due 2021 that were dilutive for the Company's earnings per share calculations in all periods presented.

Treasury Stock — The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity.

Concentration and Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, reinsurance recoverables, investments and premium receivable. Investments are diversified through the types of investments, industry sectors and geographic regions. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2016 and 2015, the outstanding premium receivable balance is generally diversified due to the number of entities composing the Company’s customer base. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. However, the Company limits this credit risk by holding funds, letters of credit, assets in trust or other security. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

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

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions, which include the reserves for losses and loss adjustment expenses, are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with the recognition and amortization of deferred policy acquisition costs, the determination of fair value of invested assets and related impairments, and the determination of goodwill and intangible impairments and valuation of deferred tax assets require considerable judgment by management. On an on-going basis, management reevaluates its assumptions and the methods of calculating its estimates. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

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

Recent Accounting Pronouncements

Recent Accounting Standards, Adopted

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

In August 2014, the FASB issued guidance, Update No. 2014-15- Presentation of Financial Statements: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, to address the diversity in practice in determining when there is substantial doubt about an entity's ability to continue as a going concern and when an entity must disclose certain relevant conditions and events. The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The new guidance allows the entity to consider the mitigating effects of management's plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans. If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations and management's plans that are intended to mitigate those conditions. The updated guidance was effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. This ASU was issued to enhance disclosures about an entity’s insurance liabilities, including the nature, amount, timing and uncertainty of cash flows related to those liabilities. The new guidance requires the following information related to unpaid claims and claim adjustment expenses be disclosed using an appropriate level of disaggregation so as not to obscure useful information: (a) net incurred and paid claims development information by accident year for the number of years for which claims incurred typically remain outstanding, but need not exceed 10 years; (b) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position; (c) for each accident year presented, the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses; (d) for each accident year presented, quantitative information about claim frequency accompanied by a qualitative description of methodologies used for determining claim frequency information; and (e) for all claims, the average annual percentage payout of incurred claims by age. The Company adopted ASU 2015-09 during 2016 and presents the required disclosures of this updated accounting standard in Note 13. "Short Duration Contracts," to these consolidated financial statements.

Recent Accounting Standards, Not Yet Adopted

In October 24, 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted.

In August 2016, due to divergent practices for reporting certain cash receipts and cash payments on the statement of cash flows, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance and clarification for eight specific cash flow issues, which include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank owned life insurance policies, distributions received from equity-method investees, beneficial interests in securitization transactions, and

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

separately identifiable cash flows and application of the predominance principle. The update takes effect for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity. In November 2016, due to divergent practices for the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows, the FASB issued final guidance on (ASC) 230, Statement of Cash Flows, that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.

In June 2016, the FASB completed its Financial Instruments—Credit Losses project by issuing ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance affects loans, certain debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or a liability, and classification on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which improves the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying that 1) an entity determines whether it is a principal or an agent for each specific good or service promised to the customer; 2) an entity determines the nature of each specific good or service; 3) when another party is involved in providing goods or services to a customer, an entity that is a principal obtains control of (a) a good or another asset from the other party that it then transfers to the customer, (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity's behalf, or (c) a good or service from the other party that is combined with other goods or services to provide the specific good or service to the customer; and 4) the purpose of the indicators in paragraph 606-10-55-39 in Topic 606 is to support or assist in the assessment of control. The effective date and transition requirement for this ASU are the same as the effective date and transition requirements of ASU 2014-09, which were deferred to the quarter ending March 31, 2018 by ASU 2015-14. Adoption of this ASU is not expected to have a material impact on the Company's insurance operations, but may have a material impact on the Company's non-insurance operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to put most leases on their balance sheets as a lease liability with a corresponding right-of-use asset, but continue to recognize the related leasing expense within net income. The definition of a lease was modified to exemplify the concept of control over an asset identified in the lease. Lease classification criteria remains substantially similar to criteria in current lease guidance. The guidance defines which payments can be used in determining lease classification. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. Lessor accounting is largely unchanged. Leveraged leases that commenced before the effective date of the new guidance are grandfathered. New disclosures are required, and certain practical expedients are allowed upon adoption. This accounting and disclosure guidance will be effective for interim and annual reporting periods beginning after December 15, 2018 and should be implemented using the modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact that this accounting guidance may have on our financial condition or results of operations.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

3. Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation, review and audit of the Company's consolidated financial statements required to be included in this Annual Report on Form 10-K for the year ended December 31, 2016, management identified certain errors in the Company's historical financial statements, resulting in a conclusion by the Audit Committee of the Company's Board of Directors, in consultation with management and the Company's current and former independent registered public accounting firms, that the Company's previously issued consolidated financial statements for fiscal years 2015 and 2014, along with each of the four quarters included in fiscal year 2015 as well as the first three quarters of fiscal year 2016, needed to be restated. This Note 3 to the consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the years ended December 31, 2015 and 2014. Restated unaudited quarterly financial data for the interim periods in fiscal years 2016 and 2015 is presented in Note 29 and is, collectively with the restated annual information, referred to as the Restatement.

The Restatement corrects errors primarily related to: (1) upfront recognition of the portion of warranty contract revenue associated with administration services, instead of recognizing the revenue over the life of the contract; and (2) bonuses that were expensed in the year paid but that should have been accrued as earned based on ASC 270, Interim Reporting, and ASC 450, Contingencies. The Company has also identified other adjustments described below in items (3) – (9) that have been corrected as part of this Restatement.

Adjustments needed to correct errors

(1)
Warranty Fee Revenue – During the preparation of its financial statements for the year ended December 31, 2016, management became aware of a potential misapplication of the revenue recognition guidance in relation to its accounting for warranty contract revenue associated with promotion, marketing and administration services (collectively, "administration services") provided as part of extended service plans (“ESPs”). The Company has historically recognized the majority of revenue related to administration services at the time of the sale of ESP. However, the Company revised its application of the revenue recognition guidance to record revenue related to administration services on a straight-line basis over the term of the ESP contracts. This correction of an error, which created an overstatement of service and fee income and an overstatement of other expenses that were also recognized upfront in current periods, required a restatement of the Company’s previously issued financial statements.

(2)
Accrual of Bonuses – In prior years, the Company had expensed discretionary bonuses paid to its employees in the year the bonuses were paid because the Company did not consider the discretionary bonuses to be “probable,” which is the standard required for accrual. Upon review of ASC 270, Interim Reporting, and ASC 450, Contingencies, management determined that its application was incorrect because, even though the bonuses were discretionary, the bonuses should have been estimated and expenses assigned to interim periods so that the interim periods bear a reasonable portion of the anticipated annual amount. This created an error resulting in an overstatement of acquisition costs and other underwriting expenses, requiring a restatement of the Company’s previously issued financial statements.

(3)
Deferred Acquisition Costs – The Company corrected errors in its calculation of deferred acquisition costs related to (a) the over-amortization of certain deferred acquisition costs in 2015, resulting in an overstatement of expenses in 2015, (b) the capitalization of certain salaries and consulting fees that were not eligible for deferral, resulting in an understatement of expenses, (c) the treatment of certain costs in the Company's U.K. operations as both underwriting expenses and salary and benefit expenses, resulting in the duplication of the amount capitalized and deferred, and (d) the inclusion of deferred warranty administration fees and obligor liabilities associated with the administration services provided to our ESPs.

(4)
Foreign exchange gain/(loss) – The Company corrected errors related to the re-measurement of monetary balances denominated in foreign currencies into their functional currencies that were recorded as other comprehensive income. Given the monetary nature of some of these assets, the re-measurement impact should have been recorded as foreign currency transaction gain/(loss) in our income statements.

(5)
Capitalized software – The Company capitalized certain internally developed software costs that did not meet criteria for deferral under ASC 350, Intangibles - Goodwill and Other. This error resulted in an over-capitalization of certain software expenses, and an understatement of expenses.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(6)
Imputed interest – The Company corrected an error related to interest imputed on contingent consideration owed as a result of certain business acquisitions, which resulted in an understatement of interest expense in 2015.

(7)
Intercompany eliminations – The Company corrected an error related to internal brokerage commissions paid from one of its subsidiaries to another subsidiary, which should have been eliminated in consolidation, thereby causing an overstatement of commission income in 2015.

(8)
Other Items – The Company corrected other errors that impacted the 2014 and 2015 consolidated financial statements, including unaccrued liabilities, uncollectible other receivables, accrued commissions, unrecognized amortization expense, unrealized loss on investments and proper year end cut-off related to premiums and claims.

(9)
Balance Sheet Items – The Company historically recorded certain receivables (premium and other) net of commissions and now records the receivables on a gross basis, with the associated commission payable in other accrued expenses and liabilities. In addition, the Company corrected a classification error involving short term investments and cash/cash equivalents, and fixed assets and other investments in the Consolidated Balance Sheets.

The Restatement presents the effect of an adjustment to opening retained earnings and opening accumulated other comprehensive income as of January 1, 2014, which adjustment reflects the impact of the Restatement on periods prior to 2014. The cumulative effect of those adjustments decreased previously reported retained earnings by $97,927, increased accumulated other comprehensive income by $9,546 and decreased total stockholders' equity by $88,381 as of December 31, 2013. The table below summarizes the effects of the cumulative Restatement adjustments recorded to all periods prior to January 1, 2014 on previously reported retained earnings and accumulated other comprehensive income:

	December 31, 2013
	As previously reported	Adjustments	As restated	Reference

Accumulated Other Comprehensive Income (Loss)	$(8,164)	$9,546	$1,382	4
Retained Earnings	584,996	(97,927)	487,069	1 – 8

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following tables summarize the impact of the Restatement on our previously reported Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows for the years ending December 31, 2015 and 2014:

	Consolidated Balance Sheet
	December 31, 2015
ASSETS	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $5,482,042)	$5,433,797	$—	$5,433,797
Equity securities, available-for-sale, at fair value (cost $109,346)	104,497	—	104,497
Equity securities, trading, at fair value (cost $26,937)	27,271	—	27,271
Short-term investments	84,266	(67,095)	17,171	9
Equity investment in unconsolidated subsidiaries – related parties	138,023	—	138,023
Other investments (related party $64,869)	99,012	7,164	106,176	8
Total investments	5,886,866	(59,931)	5,826,935
Cash and cash equivalents	931,970	71,946	1,003,916	8, 9
Restricted cash and cash equivalents	380,699	—	380,699
Accrued interest and dividends	51,487	—	51,487
Premiums receivable, net	2,115,653	120,300	2,235,953	8, 9
Reinsurance recoverable (related party $1,963,140)	3,008,670	(1,293)	3,007,377	8
Prepaid reinsurance premium (related party $1,066,961)	1,531,866	—	1,531,866
Other assets (related party $189,223; recorded at fair value $264,001)	1,401,775	75,231	1,477,006	1 – 9
Deferred policy acquisition costs	704,243	(10,604)	693,639	3
Property and equipment, net	281,456	(24,328)	257,128	5, 8, 9
Goodwill	432,700	—	432,700
Intangible assets	367,345	—	367,345
	$17,094,730	$171,321	$17,266,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$7,208,367	$—	$7,208,367
Unearned premiums	4,014,728	(341)	4,014,387	8
Ceded reinsurance premiums payable (related party $379,988)	651,051	—	651,051
Reinsurance payable on paid losses	9,789	—	9,789
Funds held under reinsurance treaties	23,336	—	23,336
Note payable on collateral loan – related party	167,975	—	167,975
Securities sold but not yet purchased, at fair value	38,618	—	38,618
Accrued expenses and other liabilities (recorded at fair value $93,940)	901,112	356,942	1,258,054	1, 2, 6, 8, 9
Debt (net of debt issuance cost of $16,902)	993,067	—	993,067
Total liabilities	14,008,043	356,601	14,364,644
Commitments and contingencies
Redeemable non-controlling interest	1,172	—	1,172
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized, 196,455 issued; 175,915 outstanding	1,964	—	1,964
Preferred stock, $0.01 par value; 10,000 shares authorized, 4,968 issued and outstanding; Aggregated liquidation preference $482,500	482,500	—	482,500
Additional paid-in capital	1,383,492	—	1,383,492
Treasury stock at cost; 20,540 shares	(162,867)	—	(162,867)
Accumulated other comprehensive income (loss)	(130,262)	(3,130)	(133,392)	4
Retained earnings	1,334,233	(182,150)	1,152,083	1 – 8
Total AmTrust Financial Services, Inc. equity	2,909,060	(185,280)	2,723,780
Non-controlling interest	176,455	—	176,455
Total stockholders’ equity	3,085,515	(185,280)	2,900,235
	$17,094,730	$171,321	$17,266,051

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

	Consolidated Statement of Income
	Year ended December 31, 2015
	As previously reported	Adjustments	As restated	Reference
	(in thousands, except per share)
Revenues:
Premium income:
Net written premium	$4,260,058	$1,870	$4,261,928	8
Change in unearned premium	(238,331)	(2,356)	(240,687)	8
Net earned premium	4,021,727	(486)	4,021,241
Ceding commission – primarily related party	—
Service and fee income (related parties - $76,454)	478,206	(50,063)	428,143	1, 8
Net investment income	156,290	—	156,290
Net realized gain on investments	8,117	—	8,117
Total revenues	4,664,340	(50,549)	4,613,791
Expenses:
Loss and loss adjustment expense	2,682,208	5,910	2,688,118	8
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $545,661)	979,502	14,069	993,571	2, 3, 5, 8
Other	466,759	6,494	473,253	1, 5, 7, 8
Total expenses	4,128,469	26,473	4,154,942
Income before other (expense) income, provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	535,871	(77,022)	458,849
Other (expenses) income:
Interest expense (net of interest income - related party - $8,701)	(48,052)	(7,303)	(55,355)	6
Loss on extinguishment of debt	(5,271)	—	(5,271)
Gain on investment in life settlement contracts net of profit commission	19,844	—	19,844
Foreign currency (loss) gain	43,260	4,041	47,301	4, 8
Gain on acquisition	5,826	—	5,826
Gain of sale of subsidiary	—	—	—
Total other (expenses) income	15,607	(3,262)	12,345
Income before income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	551,478	(80,284)	471,194
Provision for income taxes	66,341	(27,395)	38,946	1 – 8
Income before equity in earnings of unconsolidated subsidiaries	485,137	(52,889)	432,248
Equity in earnings of unconsolidated subsidiary – (related parties)	25,385	—	25,385
Net income	510,522	(52,889)	457,633
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests of subsidiaries	(6,928)	—	(6,928)
Net income attributable to AmTrust stockholders	$503,594	$(52,889)	$450,705
Dividends on preferred stock	(31,590)	—	(31,590)
Net income attributable to AmTrust common stockholders	$472,004	$(52,889)	$419,115
Earnings per common share:
Basic earnings per share	$2.86	$(0.32)	$2.54
Diluted earnings per share	$2.80	$(0.31)	$2.49
Dividends declared per common share	$0.55	$—	$0.55
Weighted average common shares outstanding - basic	165,042	—	165,042
Weighted average common shares outstanding - diluted	168,360	—	168,360

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

	Consolidated Statement of Comprehensive Income
	Year Ended December 31, 2015
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Net income	$510,522	$(52,889)	$457,633
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(77,437)	(11,815)	(89,252)	4
Change in fair value of interest rate swap	621	—	621
Minimum pension liability	2,686	—	2,686
Unrealized (loss) gain on securities:
Gross unrealized holding (loss) gain	(177,618)	6,509	(171,109)	8
Less tax (benefit) expense	(62,166)	2,278	(59,888)	8
Net unrealized holding (loss) gain	(115,452)	4,231	(111,221)
Reclassification adjustment for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	4,315	—	4,315
Other net realized (loss) gain on investments	(1,118)	—	(1,118)
Reclassification adjustment for investment gain (loss) included in net income	3,197	—	3,197
Other comprehensive (loss) income, net of tax	$(186,385)	$(7,584)	$(193,969)
Comprehensive income	324,137	(60,473)	263,664
Less: Comprehensive income (loss) attributable to non-controlling and redeemable non-controlling interest	6,928	—	6,928
Comprehensive income attributable to AmTrust Financial Services, Inc.	$317,209	$(60,473)	$256,736

	Consolidated Statement of Changes in Stockholders' Equity
	Year Ended December 31, 2015
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Common stock	$1,964	$—	$1,964
Preferred stock	482,500	—	482,500
Additional paid-in capital	1,383,492	—	1,383,492
Treasury Stock	(162,867)	—	(162,867)
Accumulated other comprehensive income (loss)	(130,262)	(3,130)	(133,392)	4
Retained earnings	1,334,233	(182,150)	1,152,083	1 – 8
	$2,909,060	$(185,280)	$2,723,780

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

	Consolidated Statements of Cash Flows
	Year ended December 31, 2015
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Cash flows from operating activities:
Net income	$510,522	$(52,889)	$457,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,012	(3,584)	84,428	5
Net amortization of bond premium or discount	17,401	—	17,401
Equity earnings on investment in unconsolidated subsidiaries	(25,385)	—	(25,385)
Gain on investment in life settlement contracts, net	(19,844)	—	(19,844)
Realized gain on marketable securities	(27,272)	—	(27,272)
Non-cash write-down of marketable securities	19,155	—	19,155
Non-cash write-down of goodwill	55,304	—	55,304
Discount on notes payable	5,628	—	5,628
Stock based compensation	22,763	—	22,763
Loss on extinguishment of debt	5,271	—	5,271
Bad debt expense	18,339	—	18,339
Foreign currency (gain) loss	(43,260)	(4,041)	(47,301)	4, 8
Gain on sale of subsidiary	—	—	—
Acquisition gain	(5,826)	—	(5,826)
Dividend received from equity investment	984	—	984
Changes in assets – (increase) decrease:
Premiums and notes receivable	(304,088)	(92,822)	(396,910)	8, 9
Reinsurance recoverable	(570,163)	113	(570,050)	8
Deferred policy acquisition costs, net	(75,860)	11,483	(64,377)	3
Prepaid reinsurance premiums	(151,241)	—	(151,241)
Prepaid expenses and other assets	(459,853)	(2,391)	(462,244)	1 – 9
Changes in liabilities – increase (decrease):
Reinsurance premium payable	20,687	—	20,687
Loss and loss expense reserves	1,440,388	—	1,440,388
Unearned premiums	380,386	(2,673)	377,713	8
Funds held under reinsurance treaties	9,955	—	9,955
Accrued expenses and other current liabilities	78,775	167,285	246,060	1, 2, 6, 8, 9
Net cash provided by operating activities	990,778	20,481	1,011,259
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(2,372,204)	5,092	(2,367,112)	4
Purchases of equity securities, available-for-sale	(87,190)	—	(87,190)
Purchases of equity securities, trading	(207,379)	—	(207,379)
Purchases of other investments	(72,554)	1,202	(71,352)	8
Sales, maturities, paydowns of fixed maturities, available-for-sale	1,208,102	—	1,208,102
Sales of equity securities, available-for-sale	66,400	—	66,400
Sales of equity securities, trading	207,992	—	207,992
Sales of other investments	2,510	—	2,510
Net sales of short term investments	4,224	67,095	71,319	9
Net sale of securities sold but not purchased	25,566	—	25,566
Acquisition of life settlement contracts	(1,065)	—	(1,065)
Receipt of life settlement contract proceeds	102,307	—	102,307

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

	Consolidated Statements of Cash Flows
	Year Ended December 31, 2015
	As previously reported	Adjustments	As restated	Reference
Loan to ACP Re	—	—	—
Acquisition of subsidiaries, net of cash obtained	(242,358)	—	(242,358)
Sale of subsidiary	—	—	—
Increase in restricted cash and cash equivalents, net	(194,532)	—	(194,532)
Purchase of property and equipment	(167,510)	15,261	(152,249)	5
Net cash used in investing activities	(1,727,691)	88,650	(1,639,041)
Cash flows from financing activities:
Revolving credit facility borrowings	430,000	—	430,000
Revolving credit facility payments	(420,000)	—	(420,000)
Repurchase agreements, net	—	—	—
Secured loan agreement borrowings	10,250	—	10,250
Secured loan agreement payments	(7,001)	—	(7,001)
Promissory note payments	—	—	—
2055 Subordinated notes proceeds	285,000	—	285,000
Senior notes proceeds	—	—	—
Convertible senior notes proceeds	—	—	—
Convertible senior notes payments	(62,079)	—	(62,079)
Financing fees	(9,451)	—	(9,451)
Common share issuance	487,087	—	487,087
Common share repurchase	(578)	—	(578)
Preferred share issuance	176,529	—	176,529
Contingent consideration payments	—	(15,334)	(15,334)	6
Non-controlling interest capital contributions (dividends) to consolidated subsidiaries, net	11,475	—	11,475
Stock option exercise and other	(2,556)	—	(2,556)
Dividends distributed on common stock	(85,296)	—	(85,296)
Dividends distributed on preferred stock	(31,590)	—	(31,590)
Net cash provided by (used in) financing activities	781,790	(15,334)	766,456
Effect of exchange rate changes on cash	(15,657)	—	(15,657)
Net increase in cash and cash equivalents	29,220	93,797	123,017
Cash and cash equivalents, beginning year	902,750	(21,851)	880,899	1, 2, 4 – 9
Cash and cash equivalents, end of year	$931,970	$71,946	$1,003,916
Supplemental Cash Flow Information
Interest payments on debt	$43,146	$—	$43,146
Income tax payments	234,455	—	234,455
Declared dividends on common stock	92,505	—	92,505

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

	Consolidated Balance Sheet
	December 31, 2014
ASSETS	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $4,137,146)	$4,253,274	$(3,275)	$4,249,999	4
Equity securities, available-for-sale, at fair value (cost $84,075)	81,044	—	81,044
Equity securities, trading, at fair value (cost $25,407)	26,749	—	26,749
Short-term investments	63,916	—	63,916
Equity investment in unconsolidated subsidiaries – related parties	119,712	—	119,712
Other investments (related party $0)	31,186	8,366	39,552	8
Total investments	4,575,881	5,091	4,580,972
Cash and cash equivalents	902,750	(21,851)	880,899	1, 2, 4 – 9
Restricted cash and cash equivalents	186,225	—	186,225
Accrued interest and dividends	42,173	—	42,173
Premiums receivable, net	1,851,682	40,324	1,892,006	8, 9
Reinsurance recoverable (related party $1,517,499)	2,440,627	95	2,440,722	8
Prepaid reinsurance premium (related party $918,505)	1,302,848	—	1,302,848
Other assets (related party $136,516; recorded at fair value $264,517)	1,083,034	7,841	1,090,875	1, 5, 8, 9
Deferred policy acquisition costs	628,383	878	629,261	3, 8
Property and equipment, net	154,175	(9,067)	145,108	5
Goodwill	352,685	—	352,685
Intangible assets	314,996	—	314,996
	$13,835,459	$23,311	$13,858,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$5,664,205	$—	$5,664,205
Unearned premiums	3,447,203	2,332	3,449,535	8
Ceded reinsurance premiums payable (related party $410,075)	683,421	—	683,421
Reinsurance payable on paid losses	3,947	—	3,947
Funds held under reinsurance treaties	10,653	—	10,653
Note payable on collateral loan – related party	167,975	—	167,975
Securities sold but not yet purchased, at fair value	13,052	—	13,052
Securities sold under agreements to repurchase, at contract value	—	—	—
Accrued expenses and other liabilities (recorded at fair value $60,271)	795,877	209,495	1,005,372	1, 2, 4, 8, 9
Deferred income taxes	106,363	(63,709)	42,654	1, 2, 8
Debt (net of debt issuance cost of $13,665)	745,962	—	745,962
Total liabilities	11,638,658	148,118	11,786,776
Commitments and contingencies
Redeemable non-controlling interest	600	—	600
Stockholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized, 196,422 issued; 155,478 outstanding	1,960	—	1,960
Preferred stock, $0.01 par value; 10,000 shares authorized, 4,785 issued and outstanding; Aggregated liquidation preference $300,000	300,000	—	300,000
Additional paid-in capital	1,021,789	—	1,021,789
Treasury stock at cost; 40,944 shares	(297,586)	—	(297,586)
Accumulated other comprehensive income (loss)	56,123	4,454	60,577	4, 8
Retained earnings	954,734	(129,261)	825,473	1, 2, 4, 5, 8
Total AmTrust Financial Services, Inc. equity	2,037,020	(124,807)	1,912,213
Non-controlling interest	159,181	—	159,181
Total stockholders’ equity	2,196,201	(124,807)	2,071,394
	$13,835,459	$23,311	$13,858,770

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

	Consolidated Statement of Income
	Year Ended December 31, 2014
	As previously reported	Adjustments	As restated	Reference
	(in thousands, except per share)
Revenues:
Premium income:
Net written premium	$3,956,618	$(15,398)	$3,941,220	8
Change in unearned premium	(430,054)	(4,332)	(434,386)	8
Net earned premium	3,526,564	(19,730)	3,506,834
Service and fee income (related parties - $58,428)	409,743	(44,387)	365,356	1
Net investment income	131,601	—	131,601
Net realized gain on investments	16,423	—	16,423
Total revenues	4,084,331	(64,117)	4,020,214
Expenses:
Loss and loss adjustment expense	2,342,619	(11,294)	2,331,325	8
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $405,071)	856,923	13,779	870,702	2, 8
Other	436,350	(13,822)	422,528	1, 8
Total expenses	3,635,892	(11,337)	3,624,555
Income before other (expense) income, provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	448,439	(52,780)	395,659
Other (expenses) income:
Interest expense (net of interest income - related party - $2,601)	(45,857)	—	(45,857)
Loss on extinguishment of debt	(9,831)	—	(9,831)
Gain on investment in life settlement contracts net of profit commission	12,306	—	12,306
Foreign currency (loss) gain	60,245	(3,873)	56,372	4, 8
Gain of sale of subsidiary	6,631	—	6,631
Total other (expenses) income	23,494	(3,873)	19,621
Income before income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	471,933	(56,653)	415,280
Provision for income taxes	53,686	(25,319)	28,367	1, 2, 4, 5, 8
Income before equity in earnings of unconsolidated subsidiaries	418,247	(31,334)	386,913
Equity in earnings of unconsolidated subsidiary – (related parties)	28,351	—	28,351
Net income	446,598	(31,334)	415,264
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests of subsidiaries	416	—	416
Net income attributable to AmTrust stockholders	$447,014	$(31,334)	$415,680
Dividends on preferred stock	(12,738)	—	(12,738)
Net income attributable to AmTrust common stockholders	$434,276	$(31,334)	$402,942
Earnings per common share:
Basic earnings per share	$2.89	$(0.21)	$2.68
Diluted earnings per share	$2.72	$(0.19)	$2.53
Dividends declared per common share	$0.425	$—	$0.425
Weighted average common shares outstanding - basic	149,866	—	149,866
Weighted average common shares outstanding - diluted	159,034	—	159,034

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

	Consolidated Statement of Comprehensive Income
	Year Ended December 31, 2014
	As previously reported	Adjustments	As restated	Reference
		(in thousands)
Net income	$446,598	$(31,334)	$415,264
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(17,358)	(4,388)	(21,746)	4
Change in fair value of interest rate swap	664	—	664
Minimum pension liability	(1,055)	—	(1,055)
Unrealized (loss) gain on securities:
Gross unrealized holding (loss) gain	133,775	(1,085)	132,690	8
Less tax (benefit) expense	46,821	(381)	46,440	8
Net unrealized holding (loss) gain	86,954	(704)	86,250
Reclassification adjustment for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	—	—	—
Other net realized (loss) gain on investments	(4,918)	—	(4,918)
Reclassification adjustment for investment gain (loss) included in net income	(4,918)	—	(4,918)
Other comprehensive (loss) income, net of tax	$64,287	$(5,092)	$59,195
Comprehensive income	510,885	(36,426)	474,459
Less: Comprehensive income (loss) attributable to non-controlling and redeemable non-controlling interest	(416)	—	(416)
Comprehensive income attributable to AmTrust Financial Services, Inc.	$511,301	$(36,426)	$474,875

	Consolidated Statement of Changes in Stockholders' Equity
	Year Ended December 31, 2014
	As previously reported	Adjustments	As restated	Reference
		(in thousands)
Common stock	$1,960	$—	$1,960
Preferred stock	300,000	—	300,000
Additional paid-in capital	1,021,789	—	1,021,789
Treasury Stock	(297,586)	—	(297,586)
Accumulated other comprehensive income (loss)	56,123	4,454	60,577	4
Retained earnings	954,734	(129,261)	825,473	1, 2, 4, 5, 8
	$2,037,020	$(124,807)	$1,912,213

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

	Consolidated Statements of Cash Flows
	Year Ended December 31, 2014
	As previously reported	Adjustments	As restated	Reference
Cash flows from operating activities:	(in thousands)
Net income	$446,598	$(31,334)	$415,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,093	(1,681)	61,412	5
Net amortization of bond premium or discount	15,395	—	15,395
Equity earnings on investment in unconsolidated subsidiaries	(28,351)	—	(28,351)
Gain on investment in life settlement contracts, net	(12,306)	—	(12,306)
Realized gain on marketable securities	(24,463)	—	(24,463)
Non-cash write-down of marketable securities	8,039	—	8,039
Non-cash write-down of goodwill	62,898	—	62,898
Discount on notes payable	3,095	—	3,095
Stock based compensation	19,114	—	19,114
Loss on extinguishment of debt	9,831	—	9,831
Bad debt expense	24,294	—	24,294
Foreign currency (gain) loss	(60,245)	3,873	(56,372)	4
Gain on sale of subsidiary	(6,631)	—	(6,631)
Acquisition gain	—	—	—
Dividend received from equity investment	246	—	246
Changes in assets – (increase) decrease:
Premiums and notes receivable	(251,544)	(40,324)	(291,868)	8, 9
Reinsurance recoverable	(503,926)	(95)	(504,021)	8
Deferred policy acquisition costs, net	(159,979)		(159,979)
Prepaid reinsurance premiums	(291,544)	(878)	(292,422)	8
Prepaid expenses and other assets	(198,891)	10,127	(188,764)	1, 8, 9
Changes in liabilities – increase (decrease):
Reinsurance premium payable	48,656	—	48,656
Loss and loss expense reserves	1,219,993	—	1,219,993
Unearned premiums	706,976	2,332	709,308	8
Funds held under reinsurance treaties	(10,397)	—	(10,397)
Accrued expenses and other current liabilities	62,533	41,420	103,953	1, 2, 4, 8, 9
Net cash provided by operating activities	1,142,484	(16,560)	1,125,924
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(2,425,101)	3,275	(2,421,826)	4
Purchases of equity securities, available-for-sale	(293,554)	—	(293,554)
Purchases of equity securities, trading	(84,493)	—	(84,493)
Purchases of other investments	(20,207)	(8,366)	(28,573)	8
Sales, maturities, paydowns of fixed maturities, available-for-sale	1,749,897	—	1,749,897
Sales of equity securities, available-for-sale	238,369	—	238,369
Sales of equity securities, trading	78,974	—	78,974
Sales of other investments	17,854	—	17,854
Net sales of short term investments	50,286	—	50,286
Net sale of securities sold but not purchased	13,052	—	13,052
Acquisition of life settlement contracts	(25,419)	—	(25,419)
Receipt of life settlement contract proceeds	10,035	—	10,035
Loan to ACP Re	(125,000)	—	(125,000)
Acquisition of subsidiaries, net of cash obtained	(80,736)	—	(80,736)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

	Consolidated Statements of Cash Flows
	Year Ended December 31, 2014
	As previously reported	Adjustments	As restated	Reference
Sale of subsidiary	20,059	—	20,059
Increase in restricted cash and cash equivalents, net	(85,786)	—	(85,786)
Purchase of property and equipment	(77,172)	4,025	(73,147)	5
Net cash used in investing activities	(1,038,942)	(1,066)	(1,040,008)
Cash flows from financing activities:
Revolving credit facility borrowings	220,000	—	220,000
Revolving credit facility payments	(100,000)	—	(100,000)
Repurchase agreements, net	(293,222)	—	(293,222)
Secured loan agreement borrowings	30,500	—	30,500
Secured loan agreement payments	(3,009)	—	(3,009)
Promissory note payments	(10,695)	—	(10,695)
2055 Subordinated notes proceeds	—	—	—
Convertible senior notes proceeds	68,400	—	68,400
Convertible senior notes payments	—	—	—
Financing fees	(5,188)	—	(5,188)
Common share issuance	—	—	—
Common share repurchase	(59,155)	—	(59,155)
Preferred share issuance	178,641	—	178,641
Contingent consideration payments	—	(4,225)	(4,225)	6
Non-controlling interest capital contributions (dividends) to consolidated subsidiaries, net	18,223	—	18,223
Stock option exercise and other	8,776	—	8,776
Dividends distributed on common stock	(55,599)	—	(55,599)
Dividends distributed on preferred stock	(12,738)	—	(12,738)
Net cash provided by (used in) financing activities	(15,066)	(4,225)	(19,291)
Effect of exchange rate changes on cash	(15,748)		(15,748)
Net increase in cash and cash equivalents	72,728	(21,851)	50,877
Cash and cash equivalents, beginning year	830,022	—	830,022
Cash and cash equivalents, end of year	$902,750	$(21,851)	$880,899
Supplemental Cash Flow Information
Interest payments on debt	$36,679	$—	$36,679
Income tax payments	85,619	—	85,619
Declared dividends on common stock	64,538	—	64,538

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4. Investments

(a) Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and the estimated fair value in fixed and equity securities of our securities classified as available-for-sale are presented in the tables below:

(Amounts in Thousands) As of December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$4,044	$—	$(59)	$3,985
Common stock	122,626	12,899	(2,348)	133,177
U.S. treasury securities	331,036	1,235	(1,617)	330,654
U.S. government agencies	63,467	282	(17)	63,732
Municipal bonds	860,444	9,603	(15,877)	854,170
Foreign government	149,365	4,237	(726)	152,876
Corporate bonds:
Finance	1,535,606	38,404	(7,722)	1,566,288
Industrial	2,222,843	62,133	(17,115)	2,267,861
Utilities	195,607	4,433	(1,210)	198,830
Commercial mortgage backed securities	178,092	2,464	(2,562)	177,994
Residential mortgage backed securities:
Agency backed	1,210,229	13,685	(13,529)	1,210,385
Non-agency backed	61,646	586	(1,003)	61,229
Collateralized loan / debt obligations	476,767	8,389	(751)	484,405
Asset backed securities	29,939	31	(260)	29,710
	$7,441,711	$158,381	$(64,796)	$7,535,296

(Amounts in Thousands) As of December 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$4,869	$150	$(30)	$4,989
Common stock	104,477	3,816	(8,785)	99,508
U.S. treasury securities	69,547	1,470	(258)	70,759
U.S. government agencies	45,586	235	(263)	45,558
Municipal bonds	530,004	11,952	(1,530)	540,426
Foreign government	109,645	4,912	(812)	113,745
Corporate bonds:
Finance	1,358,765	38,058	(34,393)	1,362,430
Industrial	1,706,772	20,542	(80,251)	1,647,063
Utilities	157,067	1,548	(9,115)	149,500
Commercial mortgage backed securities	151,164	1,334	(1,180)	151,318
Residential mortgage backed securities:
Agency backed	964,059	14,912	(4,133)	974,838
Non-agency backed	124,046	322	(4,139)	120,229
Collateralized loan / debt obligations	232,245	10	(6,161)	226,094
Asset backed securities	33,142	4	(1,309)	31,837
	$5,591,388	$99,265	$(152,359)	$5,538,294

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Proceeds from the sale of investments in available-for-sale securities during the years ended December 31, 2016, 2015 and 2014 were approximately $1,597,357, $1,274,502 and $1,988,266, respectively.

A summary of the Company’s available-for-sale fixed securities as of December 31, 2016 and 2015, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$319,275	$319,882	$125,563	$124,763
Due after one through five years	2,956,429	2,998,711	913,365	909,634
Due after five through ten years	1,645,211	1,683,112	2,586,061	2,537,734
Due after ten years	437,452	432,702	352,397	357,288
Mortgage and asset backed securities	1,956,674	1,963,727	1,504,656	1,504,378
Total fixed maturities	$7,315,041	$7,398,134	$5,482,042	$5,433,797

OTTI charges of our fixed-maturities and equity securities classified as available-for-sale and other investments is presented in the table below for the years ended December 31, 2016, 2015 and 2014:

(Amounts in Thousands)	2016	2015	2014
Equity securities recognized in earnings	$21,028	$1,276	$2,646
Fixed maturity securities recognized in earnings	4,191	17,879	5,393
Other invested assets	6,440	—	—
	$31,659	$19,155	$8,039

A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income for the years ended December 31, 2016, 2015 and 2014 is shown in the table below:

(Amounts in Thousands)	2016	2015	2014
Credit losses as of the beginning of the year	$21,521	$8,039	$2,869
Credit losses on securities for which an OTTI was not previously recognized	31,659	19,155	8,039
Reductions for securities sold, matured, or called	(13,257)	(5,673)	(2,869)
Reductions for securities reclassified as intend to sell	—	—	—
Change in recoveries of future cash flows expected to be collected	—	—	—
Credit losses as of the end of the year	$39,923	$21,521	$8,039

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2016 and 2015:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of December 31, 2016	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
Common and preferred stock	$46,783	$(1,424)	32	$9,991	$(983)	53	$56,774	$(2,407)
U.S. treasury securities	293,155	(1,613)	115	22,989	(4)	6	316,144	(1,617)
U.S. government agencies	7,866	(17)	20	—	—	—	7,866	(17)
Municipal bonds	519,578	(15,207)	439	15,742	(670)	26	535,320	(15,877)
Foreign government	128,863	(688)	52	12,659	(38)	7	141,522	(726)
Corporate bonds:
Finance	1,071,982	(7,210)	342	16,840	(512)	13	1,088,822	(7,722)
Industrial	1,200,129	(13,648)	479	114,035	(3,467)	59	1,314,164	(17,115)
Utilities	119,488	(423)	33	10,391	(787)	6	129,879	(1,210)
Commercial mortgage backed securities	71,780	(1,654)	56	10,910	(908)	32	82,690	(2,562)
Residential mortgage backed securities:
Agency backed	718,098	(13,469)	216	8,144	(60)	26	726,242	(13,529)
Non-agency backed	24,372	(869)	21	4,462	(134)	6	28,834	(1,003)
Collateralized loan / debt obligations	97,923	(433)	37	32,937	(318)	13	130,860	(751)
Asset-backed securities	9,220	(124)	24	4,926	(136)	12	14,146	(260)
	$4,309,237	$(56,779)	1,866	$264,026	$(8,017)	259	$4,573,263	$(64,796)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of December 31, 2015	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
Common and preferred stock	$59,302	$(8,711)	67	$402	$(104)	2	$59,704	$(8,815)
U.S. treasury securities	31,658	(232)	77	2,586	(26)	8	34,244	(258)
U.S. government agencies	22,412	(262)	20	182	(1)	2	22,594	(263)
Municipal bonds	121,550	(867)	111	17,163	(663)	30	138,713	(1,530)
Foreign government	18,598	(688)	27	5,977	(124)	1	24,575	(812)
Corporate bonds:
Finance	604,898	(33,068)	349	59,020	(1,325)	22	663,918	(34,393)
Industrial	858,632	(65,887)	633	82,495	(14,364)	55	941,127	(80,251)
Utilities	79,358	(5,305)	113	7,712	(3,810)	5	87,070	(9,115)
Commercial mortgage backed securities	35,405	(1,079)	100	2,870	(101)	6	38,275	(1,180)
Residential mortgage backed securities:
Agency backed	334,224	(2,788)	163	35,446	(1,345)	29	369,670	(4,133)
Non-agency backed	95,001	(4,077)	39	4,023	(62)	4	99,024	(4,139)
Collateralized loan / debt obligations	201,086	(6,161)	78	—	—	—	201,086	(6,161)
Asset-backed securities	30,302	(1,309)	70	—	—	—	30,302	(1,309)
	$2,492,426	$(130,434)	1,847	$217,876	$(21,925)	164	$2,710,302	$(152,359)

There are 2,125 and 2,011 securities at December 31, 2016 and 2015, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. At December 31, 2016, we have determined that the unrealized losses on fixed maturities were primarily due to market interest rate movements since their date of purchase. As of December 31, 2016, for the $8,017 of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $802 of those unrealized losses were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.
The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. All securities with unrealized losses are reviewed. The Company considers many factors in completing its quarterly review of securities with unrealized losses for other-than-temporary impairment, including the length of time and the extent to which fair value has been below cost and the financial condition and near-term prospects of the issuer. For equity securities, the ability and intent to hold the security for a period of time sufficient to allow for anticipated recovery is considered. For fixed maturities, the Company considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery, the implied yield-to-maturity, the credit quality of the issuer and the ability to recover all amounts outstanding when contractually due.
For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For fixed maturities where the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a decline in fair value is considered to be other-than-temporary and is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the other-than-temporary impairment, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the non-credit portion of the other-than-temporary impairment, which is recognized in other comprehensive income (loss).

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The net unrealized gains (losses) on available-for-sale securities for the years ended December 31, 2016, 2015 and 2014 were as follows:

(Amounts in Thousands) Year Ended December 31,	2016	2015	2014
Fixed maturity securities	$83,093	$(48,245)	$116,128
Equity securities	10,492	(4,849)	(3,031)
Total net unrealized gain (loss)	93,585	(53,094)	113,097
Deferred income tax benefit (expense)	(27,756)	18,583	(39,584)
Cumulative net unrealized (loss) gain, net of tax	65,829	(34,511)	73,513
Increase (decrease) in net unrealized gains, net of deferred income tax	$100,340	$(108,024)	$81,331

(b) Trading Securities

The original or amortized cost, estimated fair value and gross unrealized gains and losses of trading securities as of December 31, 2016 and 2015 are presented in the table below:

(Amounts in Thousands) December 31, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$76,163	$9,842	$(4,045)	$81,960
Corporate bonds:
Industrial	24,151	$4,379	$—	28,530
Utilities	4,930	$322	$—	5,252

(Amounts in Thousands) As of December 31, 2015	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$26,937	$739	$(405)	$27,271

Proceeds from the sale of investments in trading securities during the years ended December 31, 2016, 2015, and 2014 were approximately $237,834, $207,992 and $78,974 and respectively.

The portion of trading gains and losses for the period related to trading securities still held for the years ended December 31, 2016, 2015 and 2014:

(Amounts in Thousands)	2016	2015	2014
Net gains and losses recognized during the period on trading securities	14,896	$10,037	$2,604
Less: Net gains and losses recognized during the period on trading securities sold during the period	(9,869)	(5,448)	(1,722)
Unrealized gains and losses recognized during the reporting period on trading securities still held at the reporting date	$5,027	4,589	$882

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(c) Investment Income

Net investment income for the years ended December 31, 2016, 2015 and 2014 was derived from the following sources:

(Amounts in Thousands)	2016	2015	2014
Fixed maturities, available-for-sale	$203,998	$152,663	$124,976
Equity securities, available-for-sale	2,795	2,784	1,346
Equity securities, trading	22	(982)	29
Cash and short term investments	6,732	3,718	5,442
	213,547	158,183	131,793
Investment expenses and interest expense on securities sold under agreement to repurchase	(5,500)	(1,893)	(192)
	$208,047	156,290	$131,601

Net investment income on fixed maturity securities classified as trading was immaterial for the years ended December 31, 2016, 2015 and 2014.

(d) Realized Gains and Losses

The tables below summarize the gross realized gains and (losses) for the years ended December 31, 2016, 2015 and 2014.

(Amounts in Thousands) Year Ended December 31, 2016	Gross Gains	Gross Losses	Net Gains and (Losses)
Fixed maturities, available-for-sale	$71,291	$(11,819)	$59,472
Equity securities, available-for-sale	6,578	(13,697)	(7,119)
Fixed maturity securities, trading	11,918	(1,184)	10,734
Equity securities, trading	21,843	(17,681)	4,162
Other invested assets	888	—	888
Write-down of other invested assets	—	(6,440)	(6,440)
Write-down of fixed maturities, available-for-sale	—	(4,191)	(4,191)
Write-down of equity securities, available-for-sale	—	(21,028)	(21,028)
	$112,518	$(76,040)	$36,478

(Amounts in Thousands) Year Ended December 31, 2015	Gross Gains	Gross Losses	Net Gains and (Losses)
Fixed maturities, available-for-sale	$17,828	$(1,516)	$16,312
Equity securities, available-for-sale	1,563	(2,297)	(734)
Equity securities, trading	22,602	(12,565)	10,037
Write-down of fixed maturities, available-for-sale	1,657	—	1,657
Write-down of equity securities, available-for-sale	—	(17,879)	(17,879)
Write-down of equity securities, trading	—	(1,276)	(1,276)
	$43,650	$(35,533)	$8,117

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands) Year Ended December 31, 2014	Gross Gains	Gross Losses	Net Gains and (Losses)
Fixed maturities, available-for-sale	$16,611	$(4,946)	$11,665
Equity securities, available-for-sale	14,121	(3,928)	10,193
Equity securities, trading	10,475	(7,871)	2,604
Write-down of fixed maturities, available-for-sale	—	(5,393)	(5,393)
Write-down of equity securities, available-for-sale	—	(2,646)	(2,646)
	$41,207	$(24,784)	$16,423

(e) Derivatives

The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio to manage interest rate changes or other exposures to a particular financial market. The Company records changes in valuation on its derivative positions not designated as a hedge as a component of net realized gains and losses. The Company records changes in valuation on its hedged positions as a component of other comprehensive income. As of December 31, 2016 and 2015, the Company had two interest rate swap agreements designated as a hedge that were recorded as a liability in the amount of $243 and $1,077, respectively, and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of December 31, 2016:

	Remaining Life of Notional Amount(1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	$40,000	$7,210	$—	$—	$47,210

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of December 31, 2016 and 2015 are as follows:

(Amounts in Thousands)	2016	2015
Restricted cash	$713,338	$380,699
Restricted investments	2,126,216	1,490,547
Total restricted cash and investments	$2,839,554	$1,871,246

(g) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company's risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle the obligations. To establish a position in security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. When the transaction is open, the liability for the obligation to replace the borrowed security is marked to market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the differences between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities. The Company’s liability for securities to be delivered is measured at their fair value and was $36,394 and $38,618 as

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

of December 31, 2016 and 2015, respectively. The securities sold but not yet purchased consisted primarily of equity and fixed maturity securities.

From time to time, the Company enters into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of December 31, 2016, the Company had thirteen repurchase agreements with an outstanding principal amount of $160,270, which approximates fair value, at interest rates between 0.75% and 0.90%. The Company had approximately $175,700 of collateral pledged in support of these agreements. Interest expense associated with these repurchase agreements for the year ended December 31, 2016 was $554. As of December 31, 2015, the Company had no repurchase agreements outstanding.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

5. Fair Value of Financial Instruments

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2016 and 2015:

(Amounts in Thousands) As of December 31, 2016	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$330,654	$330,654	$—	$—
U.S. government securities	63,732	—	63,732	—
Municipal bonds	854,170	—	854,170	—
Foreign government	152,876	—	149,298	3,578
Corporate bonds and other bonds:
Finance	1,566,288	—	1,559,800	6,487
Industrial	2,296,391	—	2,291,351	5,040
Utilities	204,082	—	199,503	4,580
Commercial mortgage backed securities	177,994	—	177,994	—
Residential mortgage backed securities:
Agency backed	1,210,385	—	1,186,315	24,070
Non-agency backed	61,229	—	58,109	3,120
Collateralized loan / debt obligations	484,405	—	484,405	—
Asset-backed securities	29,710	—	29,710	—
Equity securities, available-for-sale	137,162	66,228	49,618	21,316
Equity securities, trading	81,960	78,827	—	3,133
Life settlement contracts	356,856	—	—	356,856
	$8,007,894	$475,709	$7,104,005	$428,180
Liabilities:
Equity securities sold but not yet purchased, market	$36,394	$36,394	$—	$—
Securities sold under agreements to repurchase, at contract value	160,270	—	160,270	$—
Life settlement contract profit commission	4,940	—	—	4,940
Contingent consideration	71,657	—	—	71,657
Derivatives	243	—	243	—
	$273,504	$36,394	$160,513	$76,597

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands) As of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$70,759	$70,759	$—	$—
U.S. government securities	45,558	—	45,558	—
Municipal bonds	540,426	—	540,426	—
Foreign government	113,745	—	113,745	—
Corporate bonds and other bonds:
Finance	1,362,430	—	1,362,430	—
Industrial	1,647,063	—	1,647,063	—
Utilities	149,500	—	149,500	—
Commercial mortgage backed securities	151,318	—	151,318	—
Residential mortgage backed securities:
Agency backed	974,838	—	974,838	—
Non-agency backed	120,229	—	120,229	—
Collateralized loan / debt obligations	226,094	—	226,094	—
Asset-backed securities	31,837	—	31,837	—
Equity securities, available-for-sale	104,497	38,563	28,723	37,211
Equity securities, trading	27,271	27,271	—	—
Short term investments (As restated)	17,171	17,171	—	—
Life settlement contracts	264,001	—	—	264,001
	$5,846,737	$153,764	$5,391,761	$301,212
Liabilities:
Equity securities sold but not yet purchased, market	$18,163	$18,163	$—	$—
Fixed maturity securities sold but not yet purchased, market	20,455	—	20,455	—
Life settlement contract profit commission	15,406	—	—	15,406
Contingent consideration (As restated)	84,760	—	—	84,760
Derivatives	1,077	—	1,077	—
	$139,861	$18,163	$21,532	$100,166
There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2016, 2015 and 2014.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2016 and 2015: The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

(Amounts in Thousands)	Balance as of January 1, 2016	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2016
Equity securities, trading	—	—	1,394	1,739	—	—	3,133
Equity securities, available-for-sale	37,211	(25,484)	5,042	511	(16,364)	20,400	21,316
Fixed maturities, available-for-sale	—	—	296	12,901	—	33,678	46,875
Life settlement contracts	264,001	123,872	—	17,230	(48,247)	—	356,856
Life settlement contract profit commission	(15,406)	(9,940)	—	—	20,406	—	(4,940)
Contingent consideration	(84,760)	(7,870)	—	(14,760)	35,734	—	(71,656)
Total	$201,046	$80,578	$6,732	$17,621	$(8,471)	$54,078	$351,584

(Amounts in Thousands)	Balance as of January 1, 2015	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of December 31, 2015
Equity securities, available-for-sale	34,886	—	2,443	—	(118)	—	37,211
Life settlement contracts	264,517	63,727	—	1,065	(65,308)	—	264,001
Life settlement contract profit commission	(16,534)	1,128	—	—	—	—	(15,406)
Contingent consideration (As restated)	(41,704)	(7,303)	—	(51,087)	15,334	—	(84,760)
Total	$241,165	$57,552	$2,443	$(50,022)	$(50,092)	$—	$201,046

A reconciliation of net income for life settlement contracts in the above table to gain on investment in life settlement contracts net of profit commission included in the Consolidated Statements of Income for the years ended December 31, 2016 and 2015 is as follows:

(Amounts in Thousands)	2016	2015
Net income	$123,872	$63,727
Premium paid	(65,098)	(45,244)
Profit commission	(9,940)	1,128
Other expenses	(2,687)	233
Gain on investment in life settlement contracts	$46,147	$19,844

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Income Investments:  Fair value disclosures for these investments are disclosed elsewhere in Note 2. “Significant Accounting Policies”. As of December 31, 2016, the Company's Level 3 equity securities consisted primarily of privately placed warrants of companies that have publicly traded common stock. The fair value of these equity securities as of December 31, 2016 was derived from the quoted price of the underlying common stock adjusted for other inputs that are not market observable.

•
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Short Term Investments: The carrying value of cash and cash equivalents, restricted cash and cash equivalents, and short term investments approximate their respective fair value and are classified as Level 1 in the fair value hierarchy.

•
Premiums Receivable, Accrued Interest, Reinsurance Recoverables:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair values due to the short term nature of the asset and are classified as Level 1 in the financial hierarchy.

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an ownership percentage of approximately 12% in NGHC, a publicly-held insurance holding company (Nasdaq: NGHC). The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on NGHC. The fair value and the carrying value of the investment was approximately $307,263 and $151,332 respectively, as of December 31, 2016.

•	Subordinated Debentures and Debt: The current fair value of the Company's debt arrangements was as follows:

	Carrying Value	Fair Value
7.25% Subordinated Notes due 2055	$145,202	$151,560
7.50% Subordinated Notes due 2055	130,684	139,023
2.75% Convertible senior notes due 2044	166,387	202,535
6.125% Senior notes due 2023	248,185	261,750
Junior subordinated debentures due 2035-2037	122,028	101,470
Trust preferred securities due 2033-2037	92,786	92,733
Republic promissory note	104,685	105,804
Revolving credit facility	130,000	130,000
Other	94,943	94,943
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

•
Contingent Consideration: The fair value of contingent consideration is based on a discounted cash flow methodology and is classified as Level 3 in the fair value hierarchy. The range of discount rates used for contingent consideration was primarily between 8% and 30%.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

•
Life Settlement Contracts and Life Settlement Contract Profit Commission: The fair value of life settlement contracts as well as life settlement profit commission liability is based on information available to the Company at the end of the reporting period. These financial instruments are classified as Level 3 in the fair value hierarchy. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and life expectancy reports prepared by nationally recognized and independent third party medical underwriters. The Company estimates the fair value of policies in the portfolio based on the expected cash flow to be generated by the policies (death benefits less premium payments), discounted to reflect the cost of funding, policy specific adjustments and reserves. In order to confirm the integrity of their calculation of fair value, the Company, quarterly, retains an independent third-party actuary to verify that the actuarial modeling used by the Company to determine fair value was performed correctly and that the valuation, as determined through the Company's actuarial modeling, is consistent with other methodologies. The Company considers this information in its assessment of the reasonableness of the life expectancy and discount rate inputs used in the valuation of these investments.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of December 31, 2016 and 2015 and, as described in Note 6. “Investments in Life Settlements”, only includes data for policies to which the Company assigned value at those dates:

	2016	2015
Average age of insured	82.8	82.0
Average life expectancy, months (1)	107	114
Average face amount per policy (Amounts in thousands)	$6,572	$6,564
Effective discount rate (2)	12.4%	13.7%

(1)	Standard life expectancy as adjusted for specific circumstances.

(2)
Effective discount rate (“EDR”) is the Company's estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The EDR is inclusive of the reserves and the gross expected cash flows of the portfolio. The Company anticipates that the EDR's range is between 10.0% and 15.0% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability if information improves (declines), the EDR will decrease (increase). The change in the EDR from December 31, 2015 to December 31, 2016 resulted from routine updating of life expectancies and other factors relating to operational risk.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables are held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below for the years ended December 31, 2016 and 2015:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
December 31, 2016	$(44,207)	$43,492
December 31, 2015	$(37,697)	$40,997

	Change in discount rate (1)
	Plus 1%	Minus 1%
Investment in life policies:
December 31, 2016	$(29,881)	$33,155
December 31, 2015	$(26,558)	$29,644

(1) Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill, which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. In the event of an impairment, the Company determines the fair value of the goodwill and intangible assets using a discounted cash flow approach or price to invested assets multiple, which contain significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate. See Note 9, Intangible Assets and Goodwill, for additional information on how the Company tests goodwill for impairment.

There were non-recurring fair value adjustments related to impairment of intangible assets of $1,450, $2,060 and $0 during 2016, 2015 and 2014, respectively, and non-recurring adjustments related to impairment to goodwill of $273, $55,304, and $62,898 during the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, there were certain adjustments to the initial fair value estimates of the assets and liabilities assumed at the acquisition date (as disclosed in Note 6. "Acquisitions" to these consolidated financial statements) from updated estimates and assumptions during the measurement period. The measurement period may be up to one year from the acquisition date. The Company records any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

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

The following significant acquisitions occurred during the years ended December 31, 2016 and 2015:

ANV Holdings B.V.

On November 7, 2016, the Company completed the acquisition of ANV Holdings B.V. and its affiliates ("ANV") from Ontario Teachers' Pension Plan for approximately $203,277 in cash. ANV is a specialty insurance company that underwrites a variety of commercial property and casualty insurance products through its three Lloyd's syndicates and managing general underwriter. In addition, the Company now supports ANV's Funds at Lloyd's, which included replacing of Ontario Teachers' Pension Plan's participation. In 2015, ANV generated gross written premium of $508,047. Also in 2015, ANV's three managed syndicates 1861, 5820 and 779 reported gross written premium of approximately $710,000.

A summary of the preliminary assets acquired and liabilities assumed for ANV are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$415,968
Premium receivable	166,536
Accrued interest and dividends	635
Reinsurance recoverable	128,595
Other assets	145,527
Deferred tax assets	14,488
Goodwill and intangible assets	156,235
Total assets	$1,027,984

Liabilities
Loss and loss adjustment expense reserves	$438,724
Unearned premiums	230,604
Deferred tax liabilities	17,066
Accrued expenses and other liabilities	138,313
Total liabilities	$824,707
Acquisition price	$203,277

The goodwill and intangible assets as well as ANV's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of syndicate capacity of $45,363, agency relationships of $32,000, software of $9,000 and trademarks of $3,000. The syndicate capacity has an indefinite life and other intangible asset lives range from three to fifteen years. The Company anticipates completing its acquisition accounting in the first half of 2017. As a result of this acquisition, the Company recorded approximately $85,033 of gross written premium and had net income of $6,656 during the year ended December 31, 2016. If the Company had acquired ANV at the beginning of the year, the Company would have recorded approximately $552,325 (unaudited) of gross written premium and a net loss of $26,717 (unaudited).

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Trust Risk Group

In conjunction with the settlement of a dispute with its former Italian medical liability broker, on July 20, 2016, the Company obtained renewal rights associated with all the in-force business produced by TRG prior to the termination of the brokerage and agency relationship and a non-compete agreement from TRG and related parties for a period of 3 years in exchange for €16,000 (or $17,694), as well as the release of a receivable balance due from TRG of €14,000 (or $15,483). The cash consideration at inception of the non-compete agreement was €13,000 (or $14,376), with the remainder of €3,000 (or $3,318) to be paid after a period of three years. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded an acquisition price of €29,800 (or $32,956) for these agreements. The Company determined the fair value of the non-compete agreement to be €17,500 (or $19,353) and the life of the asset to be 3 years. The fair value of the renewal rights agreement was determined to be €12,000 (or $13,271) and to have a life of 4 years. The remaining amount of €300 (or $332) was determined to be goodwill and is not expected to be deductible for income tax purposes. The goodwill and intangible assets, as well as the results of operations from these agreements, are included as a component of the Specialty Risk and Extended Warranty segment.

Nationale Borg

On May 31, 2016, the Company completed the acquisition of N.V. Nationale Borg-Maatscappij and its affiliates ("Nationale Borg") for €161,350 (or $179,583). Nationale Borg is an Amsterdam-based international direct writer and reinsurer of surety and trade credit insurance in over 70 countries that has been in existence for approximately 120 years.

A summary of the preliminary assets acquired and liabilities assumed for Nationale Borg are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$216,801
Premium receivable	5,676
Accrued interest and dividends	83
Reinsurance recoverable	8,587
Other assets	14,733
Property and equipment	10,319
Goodwill and intangible assets	60,323
Total assets	$316,522

Liabilities
Loss and loss adjustment expense reserves	$78,908
Unearned premiums	24,782
Accrued expenses and other liabilities	33,250
Total liabilities	$136,940
Acquisition price	$179,583

The goodwill and intangible assets, as well as Nationale Borg's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of customer relationships, tradenames, licenses and software. The tradenames and licenses have an indefinite life and the customer relationships and software range from three to fifteen years. The Company anticipates completing its acquisition accounting by the end of the first half of 2017. As a result of this acquisition, the Company recorded approximately $64,420 of gross written premium during the year ended December 31, 2016.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

First Nationwide Title Agency

On May 20, 2016, the Company completed the acquisition of First Nationwide Title Agency and its subsidiaries ("First Nationwide"). First Nationwide is a title agency providing title insurance products primarily in the State of New York. The consideration given for First Nationwide consisted of approximately $24,000 at closing and contingent consideration based on profitability of the agency over a five-year period.

A summary of the preliminary assets acquired and liabilities assumed for First Nationwide are as follows:

(Amounts in Thousands)
Assets
Cash	268
Property and equipment	66
Goodwill and intangible assets	45,632
Total assets	$45,966

Liabilities
Accrued expenses and other liabilities	491
Deferred tax liability	6,475
Total liabilities	$6,966
Acquisition price	$39,000

The goodwill and intangible assets as well as First Nationwide's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of customer relationships, tradenames and non-compete agreements. The intangible assets have lives that range from four to seven years. The Company anticipates completing its acquisition accounting in the first half of 2017. As a result of this acquisition, the Company recorded approximately $12,471 of service and fee income during the year ended December 31, 2016.

Genworth

On May 9, 2016, the Company completed the acquisition of Genworth Financial Mortgage Insurance Ltd. ("Genworth"). Genworth provides mortgage insurance in Europe, primarily in the U.K., Finland, Italy and Germany. The consideration given for Genworth consisted of cash of approximately $54,500.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

A summary of the assets acquired and liabilities assumed for Genworth are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$239,695
Reinsurance recoverable	27,570
Other assets	8,422
Property and equipment	964
Total assets	$276,651

Liabilities
Loss and loss adjustment expense reserves	$84,463
Unearned premiums	76,308
Accrued expenses and other liabilities	13,060
Total liabilities	$173,831
Acquisition price	$54,500
Acquisition gain	$48,320

The Company determined that the fair value of any intangible assets associated with the acquisition were immaterial. Genworth's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. The Company anticipates completing its acquisition accounting in the first half of 2017. As a result of this acquisition, the Company recorded approximately $17,254 of gross written premium during the year ended December 31, 2016.

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

The consideration given for Republic consisted of approximately $113,456 of cash at closing, a promissory note payable of approximately $104,685 due to Delek Finance U.S. Inc. and deferred payments of approximately $15,200 that are owed to the minority owners of Republic. Further information on the promissory note can be found in Note 15. "Debt" elsewhere in this report. The deferred payments will be made in nineteen quarterly installments of $800 and began three months after the acquisition date. The remaining deferred payment liability as of December 31, 2016 was $13,600.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

A summary of the preliminary assets acquired and liabilities assumed for Republic are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$620,700
Premium receivable, net	85,455
Accrued interest and dividends	4,779
Reinsurance recoverable	622,660
Deferred tax assets	28,857
Other assets	223,619
Property and equipment	1,576
Goodwill and intangible assets	131,607
Total assets	$1,719,253

Liabilities
Loss and loss adjustment expense reserves	$879,356
Unearned premiums	301,972
Trust preferred outstanding	92,786
Accrued expenses and other liabilities	129,116
Funds held under reinsurance treaties	83,331
Total liabilities	$1,486,561
Acquisition price	$232,692

The goodwill and intangible assets as well as Republic's results of operations are included as a component of the Small Commercial Business and Specialty Program segments. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of tradenames, licenses and customer relationships. The tradenames and licenses have an indefinite life and the customer relationships range from seven to eight years. The Company anticipates completing its acquisition accounting in the first half of 2017. As a result of this acquisition, the Company recorded gross written premium and service and fee income of approximately $484,300 and $5,853, respectively and recorded net income of approximately $22,614 during the year ended December 31, 2016. If the Company had acquired Republic at the beginning of the year, the Company would have recorded approximately $707,568 (unaudited) of gross written premium and a net loss of $8,880 (unaudited).

ARI Insurance Company

On January 22, 2016, the Company completed the acquisition of ARI Holdco Inc. ("ARIH") and its subsidiaries. ARIH's primary operating subsidiary, ARI Insurance Company ("ARI"), is an underwriter of commercial automobile insurance in New Jersey, Pennsylvania and Maryland.
Immediately prior to the acquisition, ARI converted from a mutual form to a stock form of ownership in a transaction "sponsored" by the Company. As required by the plan of conversion and applicable Delaware law, the Company offered shares of its common stock, at a discount to the market price, to the members of ARI who held policies as of December 31, 2014 and the directors, officers and employees of ARI and its subsidiaries. The Company received subscriptions for approximately $276, resulting in the issuance by the Company of 12,347 (on a post-split basis) shares of its common stock at a discounted price of 20% (or approximately $69 in the aggregate) from the Company's market trading price. Pursuant to the stock purchase agreement, after the expiration of the offering, the Company purchased all of the authorized shares of capital stock of ARIH at a purchase price equal to the greater of the gross proceeds received by the Company in the offering, and $3,750. The Company made a payment to ARIH of $23,500, which included the $276 in proceeds the Company received in the offering, for the stock of ARI. Additionally, the Company, as part of the transaction, was required to make a payment to an employee bonus pool of ARI of $3,750. The remaining $23,500 of cash contributed to ARIH was retained by the Company. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded an initial acquisition price of approximately $3,819.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

A summary of the assets acquired and liabilities assumed for ARI are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$53,917
Premium receivable, net	15,577
Accrued interest and dividends	375
Reinsurance recoverable	17,554
Other assets	2,116
Intangible assets	1,097
Total assets	$90,636

Liabilities
Loss and loss adjustment expense reserves	$59,723
Unearned premiums	18,672
Accrued expenses and other liabilities	7,967
Total liabilities	$86,362
Acquisition price	$3,819
Acquisition gain	$455

The intangible assets, as well as ARI's results of operations, are included as a component of the Small Commercial Business segment. The intangible asset consisted of a license with an indefinite life of $250. As a result of this acquisition, the Company recorded approximately $43,334 of gross written premium during the year ended December 31, 2016.

The Company accounts for business combinations under the acquisition method of accounting and, therefore, increased the acquired loss and loss adjustment expense reserves by approximately $9,744 to their fair value. The Company adjusted the acquired loss and loss adjustment expense reserves to fair value by recording the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free interest rate. This risk-free interest rate was then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and loss adjustment expense reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date was recorded as an intangible asset in the amount of approximately $847 and will be amortized proportionately to the decrease in the acquired loss and loss adjustment expense reserves over the payout period for the acquired loss and loss adjustment expense reserves.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

A summary of the assets acquired and liabilities assumed for Springfield are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$94,494
Premium receivable, net	4,651
Accrued interest and dividends	470
Reinsurance recoverable	26,417
Other assets	2,752
Deferred tax asset	1,905
Property and equipment	1,376
Goodwill	3,596
Total assets	$135,661

Liabilities
Loss and loss adjustment expense reserves	$92,142
Unearned premiums	7,006
Accrued expenses and other liabilities	4,199
Reinsurance payable on paid losses	740
Total liabilities	$104,087
Acquisition price	$31,574

The goodwill, as well as Springfield's results of operations, are included as a component of the Small Commercial Business segment. The goodwill is not deductible for income tax purposes. As a result of this acquisition, the Company recorded approximately $10,804 and $3,201 of gross written premium during the years ended December 31, 2016 and 2015, respectively, and $1,540 and $576 of service and fee income during the years ended December 31, 2016 and 2015, respectively.

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

A summary of the assets acquired and liabilities assumed for Warranty Solutions are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$192,015
Prepaid reinsurance premium	77,777
Deferred tax asset	16,346
Other assets	26,481
Goodwill and intangible assets	117,504
Total assets	$430,123

Liabilities
Loss and loss adjustment expense reserves	$3,013
Unearned premiums	182,441
Accrued expenses and other liabilities	88,422
Total liabilities	$273,876
Acquisition price	$156,247

The goodwill and intangible assets as well as Warranty Solutions' results of operations are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not deductible for income tax purposes. The intangible assets consist primarily of customer relationships of $48,300, licenses of $8,500, software of $400 and value of business acquired (VOBA) of $19,639. The licenses have an indefinite life and the customer relationships, software and VOBA range from three to fifteen years. As a result of this acquisition, the Company recorded approximately $87,785 and $22,810 of gross written premium during the years ended December 31, 2016 and 2015, respectively, and $85,798 and $24,312 of service and fee income during the years ended December 31, 2016 and 2015, respectively.

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

The intangible assets as well as CorePointe's results of operations are included as a component of the Specialty Program segment. The intangible assets consisted primarily of licenses. The licenses have an indefinite life and were valued at $1,500. As a result of this acquisition, the Company recorded approximately $21,100 and $39,418 of written premium related to CorePointe during the years ended December 31, 2016 and 2015, respectively.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

TMI Solutions, LLC

On January 6, 2015, the Company acquired all of the issued and outstanding stock of TMI Solutions, LLC ("TMIS"). TMIS offers monthly billed warranty solutions for a variety of consumer electronics as well as consumer protection services. TMIS' warranties are primarily distributed in conjunction with large telecommunication monthly customer billing services and their customers include various Fortune 500 companies. The purchase agreement required the Company to pay approximately $29,503 in cash on the acquisition date and contained an earn-out provision that is contingent on TMIS meeting certain performance conditions over a 3-year period. The contingent consideration associated with the earn-out provision was valued at $32,000 as of the acquisition date.

A summary of the assets acquired and liabilities assumed for TMIS are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$749
Other assets	1,354
Property and equipment	53
Goodwill and intangible assets	70,791
Total assets	$72,947

Liabilities
Accrued expenses and other liabilities	$69
Deferred tax liability	11,375
Total liabilities	$11,444
Acquisition price	$61,503

The goodwill and intangible assets as well as TMIS' results of operations are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not deductible for income tax purposes. The intangible assets consisted primarily of customer relationships, software, tradenames and licenses. The tradenames and licenses have an indefinite life and were valued at approximately $2,500 and $1,000, respectively. The customer relationships and software have lives ranging from four to eight years and had values of $28,000 and $1,000, respectively. As a result of this acquisition, the Company recorded approximately $12,263 and $13,650 of service and fee income related to TMIS during the years ended December 31, 2016 and 2015, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Oryx Insurance Brokerage, Inc.

On January 6, 2015, the Company acquired all of the issued and outstanding stock of Oryx Insurance Brokerage, Inc. ("Oryx"). Oryx is a managing general agent and wholesaler providing insurance products to the construction industry in upstate New York through approximately 135 agencies. The purchase agreement required the Company to pay approximately $30,584 in cash on the acquisition date and contained an earn-out provision that is contingent on Oryx meeting certain performance conditions over a five-year period. The contingent consideration associated with the earn-out provision was valued at $7,000 as of the acquisition date.

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

The goodwill and intangible assets as well as Oryx's results of operations are included as a component of the Specialty Program segment. The goodwill is not deductible for income tax purposes. The intangible assets consisted of customer relationships, which had a value of $18,500 and nine years.

As a result of its underwriting relationship with Oryx, the Company had approximately $105,500 and $93,290 of written premium during the year ended December 31, 2016 and 2015, respectively. The Company recorded approximately $1,400 and $414 of service and fee income related to Oryx during the years ended December 31, 2016 and 2015, respectively.

Other

The Company had additional immaterial acquisitions totaling approximately $76,718 during the year ended December 31, 2016. No individual acquisition or acquisitions in the aggregate were significant and, therefore, the Company is not required to include any pro forma financial information in this report.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

7. Investment in Life Settlements

The Company has a 50% ownership interest in each of three entities (collectively, the “LSC Entities”) formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the remaining 50%. The LSC Entities are: Tiger Capital LLC (“Tiger”); AMT Capital Alpha, LLC (“AMT Alpha”); and AMT Capital Holdings, S.A. (“AMTCH”).

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2016, the Company terminated an agreement with a third party administrator of the Tiger and AMTCH life settlement contract portfolios, under which the third party received an administrative fee. The third party administrator was also eligible to receive a percentage of profits after certain time and performance thresholds had been met. We accrue the related profit commission on life settlements at fair value, in relation to life settlements purchased prior to December 31, 2010. This profit commission is calculated based on the discounted anticipated cash flows and the provisions of the underlying contract. The Company provides certain actuarial and finance functions related to the LSC Entities. In conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates the LSC Entities.

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

Total capital contributions of $23,000 and $1,130 were made to the LSC Entities during the years ended December 31, 2016 and 2015, respectively, of which the Company contributed approximately $11,500 and $565 in those same periods. The LSC Entities used the contributed capital to pay premiums and purchase policies. The Company’s investments in life settlements are reported at fair value and are included in other assets on the Consolidated Balance Sheet. The Company recorded a gain on investment on investment in life settlement contracts net of profit commission of approximately $46,147, $19,844 and $12,306 for the years ended December 31, 2016, 2015, and 2014, respectively, related to the life settlement contracts.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following tables describe the Company’s investment in life settlements as of December 31, 2016 and 2015:

(Amounts in thousands, except Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2016
0 – 1	—	$—	$—
1 – 2	2	8,873	12,500
2 – 3	7	39,495	63,000
3 – 4	10	37,436	75,422
4 – 5	10	34,003	82,900
Thereafter	225	237,049	1,405,414
Total	254	$356,856	$1,639,236
As of December 31, 2015
0 – 1	—	$—	$—
1 – 2	—	—	—
2 – 3	8	31,261	70,500
3 – 4	8	20,117	46,500
4 – 5	4	6,760	20,000
Thereafter	235	205,863	1,481,313
Total	255	$264,001	$1,618,313

(1) The Company determined the fair value as of December 31, 2016 based on 236 policies out of 254 policies, as the Company assigned no value to 18 of the policies as of December 31, 2016. The Company determined the fair value as of December 31, 2015 based on 213 policies out of 255 policies, as the Company assigned no value to 42 of the policies as of December 31, 2015. The Company estimates the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company’s acquired polices were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premiums paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received for the years ended December 31, 2016 and 2015:

	2016	2015
Number of policies with a negative value from discounted cash flow model	18	42
Premiums paid for the year ended	$2,640	$4,971
Death benefit received	$—	$—

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2016, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2017	$61,518
2018	49,684
2019	50,396
2020	46,632
2021	43,223
Thereafter	503,817
$755,270

8. Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the years ended December 31, 2016, 2015 and 2014 as follows:

(Amounts in Thousands)	2016	2015	2014
		As restated	As restated
Balance, beginning of period	$693,639	$629,261	$468,404
Acquisition costs deferred	997,095	726,463	699,567
Amortization	(761,814)	(662,085)	(538,710)
Balance, end of period	$928,920	$693,639	$629,261

9. Intangible Assets and Goodwill

The composition of goodwill and intangible assets is summarized as follows:

(Amounts in Thousands) As of December 31, 2016	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$686,565	$—	$686,565	Indefinite Life
Renewal rights	86,525	38,547	47,978	4 to 17 years
Distribution networks	194,651	58,294	136,357	5 to 20 years
Software	14,649	4,424	10,225	3 to 20 years
Customer relationships	251,656	72,633	179,023	7 to 18 years
Trademarks	9,720	5,533	4,187	3 to 15 years
Trademarks	14,756	—	14,756	Indefinite Life
Licenses	12,608	11,047	1,561	5 to 50 years
Licenses	46,923	—	46,923	Indefinite Life
Use rights	79,681	—	79,681	Indefinite Life
Other	67,482	31,613	35,869	1 to 10 years
Total	$1,465,216	$222,091	$1,243,125	11 years average

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands) As of December 31, 2015	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Goodwill	$432,700	$—	$432,700	Indefinite Life
Renewal rights	67,617	26,274	41,343	7 to 17 years
Distribution networks	154,754	45,497	109,257	5 to 20 years
Software	4,535	3,186	1,349	3 to 20 years
Customer relationships	179,574	50,023	129,551	8 to 18 years
Trademarks	5,220	5,140	80	15 years
Trademarks	7,826	—	7,826	Indefinite Life
Licenses	12,608	8,599	4,009	5 to 50 years
Licenses	29,055	—	29,055	Indefinite Life
Use rights	39,230	—	39,230	Indefinite Life
Other	17,558	11,913	5,645	4 to 10 years
Total	$950,677	$150,632	$800,045	14 years average

The Company identifies reporting units for goodwill impairment testing in accordance with ASC 350-20-35 Intangibles - Goodwill and Other. The Company generally combines reporting units, which are a component of an operating segment, when they have similar economic characteristics, nature of services, types of customer, distribution methods and regulatory environment. For the years ended December 31, 2015 and December 31, 2016, the Company had six reporting units that it tested for goodwill impairment, which is tested as of October 1st.

In 2015, the Company had one reporting unit, Specialty Risk and Extended Warranty - Luxembourg reporting unit (“RU”), which was at risk of failing step 1 in the goodwill impairment test required under ASC 350 Intangibles - Goodwill and Other. This RU had $60,249 of goodwill as of the test date in 2015. For the RU, a step 1 analysis was performed to determine whether an impairment existed using an October 1st measurement date. Since Luxembourg reinsurance companies are regularly bought and sold between third parties and the transaction data information is available, the Guideline Transactions Method of the Market Approach (Fair value hierarchy Level 3) was utilized to determine the fair value of the RU. The Guideline Transactions Method is based on valuation multiples derived from actual transactions for comparable companies and was used to develop an estimate of value for the subject company. In applying this method, valuation multiples are derived from historical data of selected transactions, then evaluated and adjusted, if necessary, based on the strengths and weaknesses of the subject company relative to the derived market data. In the case of the RU, the most appropriate multiple to utilize was determined to be a Price to Invested Assets (“P/IA”) multiple, since invested assets and the corresponding regulatory reserves are metrics utilized by market participants to negotiate the purchase price of the transaction. These P/IA multiples are then applied to the appropriate invested assets of the subject company to arrive at an indication of fair value. Step 1 of the impairment test indicated that the RU’s carrying value exceeded its fair value in 2015 and 2014. Accordingly, the Company performed a Step 2 impairment test and recorded a non-cash goodwill impairment charge of $55,304 and $61,512 during the years ended December 31, 2015 and 2014, respectively, which is included in Other expenses on the Consolidated Statement of Income. Additionally, certain goodwill attributable to the Specialty Risk and Extended Warranty - Europe RU was impaired for $273 and $1,386 in 2016 and 2014, respectively, due to deterioration in a subsidiary's operating performance with which the goodwill was associated.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2016 and 2015 are as follows:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Balance as of January 1, 2015	$140,576	$194,168	$17,941	$352,685
Goodwill additions	4,776	106,695	24,513	135,984
Goodwill impairment	—	(55,304)	—	(55,304)
Foreign currency translation	—	(665)	—	(665)
Balance as of January 1, 2016	$145,352	$244,894	$42,454	$432,700
Goodwill additions	73,551	175,165	9,811	258,527
Goodwill impairment	—	(273)	—	(273)
Foreign currency translation	—	(4,389)	—	(4,389)
Balance as of December 31, 2016	$218,903	$415,397	$52,265	$686,565

Goodwill added during 2016 resulted primarily from the acquisitions of Republic in the Small Commercial Business segment, the acquisitions of Nationale Borg, ANV and First Nationwide in the Specialty Risk and Extended Warranty segment and Total Program Management in the Specialty Program segment. Goodwill added during 2015 resulted primarily from the acquisitions of TMIS and Warranty Solutions in the Specialty Risk and Extended Warranty segment, and the acquisition of Oryx in the Specialty Program segment.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

A roll forward of the changes in cumulative goodwill impairment losses, which are all included in the Specialty Risk and Extended Warranty segment, is below:

(Amounts in Thousands)
Balance as of December 31, 2014
Goodwill	$479,603
Accumulated impairment losses	(126,918)
352,685
Goodwill acquired	135,984
Goodwill impairment	(55,304)
Foreign currency translation	(665)

Balance as of December 31, 2015
Goodwill	614,922
Accumulated impairment losses	(182,222)
432,700
Goodwill acquired	258,527
Goodwill impairment	(273)
Foreign currency translation	(4,389)
Balance as of December 31, 2016
Goodwill	869,060
Accumulated impairment losses	(182,495)
$686,565

Finite lived intangible assets are generally amortized under the straight-line method, except for renewal rights, which the Company amortizes using a 125% accelerated method, and certain customer relationships, which are amortized based on cash flows associated with the respective customer relationships. Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $65,425, $46,524 and $33,543, respectively. The estimated aggregate amortization expense for each of the next five years is:

(Amounts in Thousands)
2017	$73,159
2018	68,331
2019	60,321
2020	47,312
2021	40,429

The Company historically had several Luxembourg-domiciled reinsurance entities, all of which have now been merged into one entity. In connection with acquiring these reinsurance entities, the Company acquired cash and equalization reserves of the reinsurance companies. Additionally, goodwill was recorded as the difference between the acquisition price and the fair value of the net assets acquired. An equalization reserve is a catastrophe reserve in excess of required reserves established pursuant to Luxembourg law. Equalization reserves are required to be established for Luxembourg statutory and tax purposes, but are not recognized under U.S. GAAP. The equalization reserves originally established by the seller under Luxembourg law allowed the reinsurer to offset any taxable income. Equalization reserves are calculated on a line of business basis and are subject to a theoretical maximum amount, or cap, based on the expected premium volume described in the business plan of the reinsurance company as approved by the Luxembourg regulators and is subject to reassessment every five years. Each year, the Luxembourg reinsurer is required to adjust its equalization reserves by an amount equal to its statutory net income or net loss, determined based on premiums and investment income less incurred losses and other operating expenses.

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

If a Luxembourg reinsurer can assume sufficient premium to maintain its equalization reserves or assume losses, which then reduce the equalization reserves, the reinsurer can permanently defer the income tax. Subsequent to the acquisition, the Company cedes premium and associated losses to the reinsurance companies through intercompany reinsurance arrangements. Provided the Company is able to cede business that generates a net loss to the reinsurance companies through intercompany reinsurance arrangements sufficient to offset the reinsurers’ required reductions of the equalization reserves, Luxembourg would not, under laws currently in effect, impose any income, corporation or profits tax on the reinsurance companies. However, if the reinsurance companies were to cease reinsuring business without exhausting the equalization reserves, they would be taxed by Luxembourg at a rate of approximately 30%. As of December 31, 2016 and 2015, the Company had approximately $52,968 and $37,171, respectively, of unutilized equalization reserves and associated deferred tax liability of approximately $15,890 and $11,151, respectively. During the year ended December 31, 2016, 2015 and 2014, the Company (increased) reduced overall expenses by a net amount of approximately $0, $(53,304) and $30,379, respectively, to reflect the net reduction of the deferred tax liability offset by goodwill impairment charges related to the utilization of the equalization reserves, which was partially offset by a valuation allowance in 2015 that was established against Luxembourg net operating loss carryforwards. Under its business plans currently in effect, the Company expects that the ceded losses and expenses net of reinsurance premiums paid under the intercompany reinsurance agreements will cause the equalization reserves to be fully utilized in three to five years subsequent to the acquisition of the Luxembourg reinsurer, at which point the deferred tax liability relating to the equalization reserves will be extinguished. The effects of these intercompany reinsurance agreements are appropriately eliminated in consolidation and did not impact the Company's gross and net loss reserves or loss ratio.

10. Other Assets

(Amounts in Thousands) As of December 31,	2016	2015
		As restated
Other receivables (related party $35,547; $59,848)	$580,718	$710,697
Life settlement contracts	356,856	264,001
Other assets	347,230	169,736
Funds held with reinsurance companies	169,217	22,149
Loan receivable (related party $126,298; $129,375)	131,797	129,375
Federal tax receivable	110,315	70,342
Deferred tax asset	16,032	110,706
	$1,712,165	$1,477,006

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

11. Property and Equipment, Net

(Amounts in Thousands) As of December 31,	2016	2015
		As restated
Land	$20,678	$18,618
Building	137,096	84,090
Software	192,846	131,356
Computer equipment	57,870	62,160
Other equipment	57,773	57,767
Leasehold improvements	29,221	31,613
	495,484	385,604
Less: Accumulated depreciation and amortization	(181,152)	(128,476)
	$314,332	$257,128

Depreciation expense was $52,677, $37,905 and $27,869 for the years ended December 31, 2016, 2015 and 2014.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

12. Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for loss and loss adjustment expense reserves ("Loss and LAE"), reported in the accompanying consolidated balance sheets as of December 31, 2016, 2015 and 2014:

(Amounts in Thousands)	2016	2015	2014
		As restated	As restated
Loss and LAE, gross of related reinsurance recoverables at beginning of year	$7,208,367	$5,664,205	$4,368,234
Less: Reinsurance recoverables at beginning of year	2,665,187	2,149,444	1,739,689
Net balance, beginning of year	4,543,180	3,514,761	2,628,545
Incurred related to:
Current year	2,884,392	2,654,187	2,312,768
Prior year	257,887	33,931	18,557
Total incurred during the year	3,142,279	2,688,118	2,331,325
Paid related to:
Current year	(1,060,771)	(847,357)	(875,430)
Prior year	(1,484,638)	(1,018,931)	(554,495)
Total paid during the year	(2,545,409)	(1,866,288)	(1,429,925)
Commuted loss reserves	—	129,377	—
Loss Portfolio Transfers	312,049	—	—
Acquired outstanding loss and loss adjustment reserves	783,066	116,044	71,755
Effect of foreign exchange rates	31,765	(38,832)	(86,939)
Net balance, end of year	6,266,930	4,543,180	3,514,761
Plus reinsurance recoverables at end of year	3,873,786	2,665,187	2,149,444
Loss and LAE, gross of related reinsurance recoverables at end of year	$10,140,716	$7,208,367	$5,664,205

In 2016, 2015 and 2014, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $257,887, $33,931 and $18,557, respectively, primarily as a result of unfavorable loss development due to higher actuarial estimates based on actual losses in the Company's Small Commercial Business and Specialty Program segments. In the Company's Small Commercial Business segment, this adverse prior period development was driven primarily by commercial auto and general liability businesses, as well as increases to the Company's non-California related workers' compensation prior selected ultimate losses, which were offset by prior selected ultimate losses for our California workers' compensation business. In the Company's Specialty Program segment, the adverse prior period development was driven primarily by commercial auto and general liability programs (including public entity, habitational and non-admitted programs). The percentage of the Company's unpaid losses and LAE related to IBNR was 52.5%, 53.3% and 49.6% as of December 31, 2016, 2015 and 2014, respectively. In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably (adversely) than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE should decrease (increase). The Company's management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s Loss and LAE.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While the Company considers anticipated changes in claim costs due to inflation in estimating the ultimate claim costs, the increase in average severity of claims is caused by a number of factors that vary with the individual type of policy written. The Company projects future average severities based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. The Company monitors those anticipated trends based on actual development and makes modifications, if necessary.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

13. Short Duration Contracts

The following is information about the incurred and paid claims for the year ended December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claim amounts. Additionally, incurred and paid claims information is presented for the years ended December 31, 2008 through December 31, 2015 as supplementary information.

The Company’s reserves relate to short-duration contracts with characteristics including type of coverage, geography, and claim development. The Company considered these characteristics in determining an appropriate level of disaggregation related to its short duration contracts. The following table indicates the level of disaggregation included herein:

Reportable Segment	Lines of Business
Small Commercial	Workers' Compensation
Commercial Auto
General Liability
Specialty Program	Commercial Auto
Workers' Compensation
General Liability
Specialty Risk and Extended Warranty	Medical Malpractice
Property
Professional Indemnity and Other Liability
Other International and Warranty

The Company determined that certain exposures are either insignificant or have development characteristics associated with the exposures that are not representative of the Company’s case reserve and claim settlement philosophies. The excluded exposures generally include loss portfolio transfers of liabilities that have development characteristics unlike our ongoing business (e.g., a loss portfolio transfer from Majestic of workers’ compensation exposures that do not represent our current hazard mix or class severities).

The Company records reserves for estimated losses under insurance policies that it writes and for loss adjustment expenses related to the investigation and settlement of policy claims. The Company's reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. In establishing its reserves, the Company does not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. The Company estimates its reserves for loss and loss adjustment expenses using case-by-case valuations and actuarial analysis. The allocated loss adjustment expenses included in this disclosure are also previously referred to as DCC expenses.

The Company utilizes a combination of generally accepted and standard actuarial methods including paid and incurred loss development factor approaches, expected loss ratio methods and paid and incurred Bornhuetter-Ferguson approaches to estimate its reserves for loss and loss adjustment expenses. Embedded within these actuarial methods are loss development assumptions selected by either a review of the Company's specific loss development history, industry loss development characteristics, or a combination of both depending on the line of business and the maturity of the loss experience to date.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The expected loss ratio (ELR) approach is generally relied upon for only the most recent accident periods for which claim experience may be too immature or volatile to rely upon for a projection of ultimate loss and loss adjustment expenses. The ELR is generally based on the business plan, trended historical results, or recent industry trends, all supplemented by discussions with various stakeholders including underwriting and claims. The ELR, when applied to earned premium for an accident period, will provide an indication for estimated incurred claims and allocated claim adjustment expenses for the period.

The Bornhuetter-Ferguson method (BFM) is a weighted blend of the loss development factor method and the ELR method. The BFM splits the ultimate claims into two components: actual reported (or paid) claims to date and expected unreported (or unpaid) claims. As experience matures, more weight is given to actual claims experience while the expected claims component becomes gradually less important.

The Company's actuarial department estimates ultimate loss estimates and resulting unpaid claim and allocated claim adjustment expense reserve levels using the methodologies outlined above. The Company has increased its internal actuarial resources over time, and the assumptions employed in these methodologies are subject to regular review and update as experience matures. Management establishes the Company's loss and DCC reserves by assessing the results of the aforementioned actuarial techniques as prepared by both the internal and external actuarial resources, followed by a review of specific underwriting, claims handling and other operational considerations. In utilizing its judgment, management makes certain assumptions regarding the Company's business, including, among other things, frequency of claims, severity of claims and claim closure rates. Management’s estimation process has been generally consistent over time.

In order to establish the its AO reserves, the Company reviews its past adjustment expenses in relation to past claims and estimates its future costs based on expected claims activity and duration.

Because the Company determines its reserves based on assumptions that may give significant weight to industry incurred development patterns, the Company's ultimate losses may differ substantially from estimates produced by the above methods.

The Company does not have any material changes to the actuarial methodologies utilized since year-end 2015. However, the Company does note that it increased its internal actuarial staff in 2015, which enabled us to engage in more in-depth and frequent actuarial analyses, drawing attention to the areas of business and/or accident years that were less profitable than originally anticipated.

The information presented below reflects acquired business on retrospective basis, that is, the historical development tables have been presented including historical development from acquired businesses in the tables both before and after the acquisition date.
The loss development for international operations is presented for all accident years using the current exchange rate at December 31, 2016. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.

Where practicable, the Company has included claim count information as a measure of claim frequency. For Specialty Risk and Extended Warranty, it is not practicable to provide claim count data due to limited and inconsistent availability of underlying claim reporting from our international business (e.g., use of bordereaux reporting without claim count detail). Where practicable, the Company has included claim counts by counting the number of occurrences.

Small Commercial Business Overview

The Company’s Small Commercial Business segment consists of core business written and grown organically since 1998, as well as large acquired portfolios (both renewal rights and existing liabilities from periods pre-acquisition). This segment focuses on writing smaller, niche business typically underserved by the broader insurance market. The Company typically writes policies for auto liability and general liability, which have limits of $1,000, limiting the severity impact of any particular claim to our overall portfolio.
Small Commercial Business - Workers' Compensation
The Company targets writing small, niche workers’ compensation exposures in generally low-hazard occupations. This has been the core strategy for the Company's organic business and re-underwriting goals for acquired businesses. Generally, the core worker's compensation portfolio has experienced favorable run-off, particularly accident years 2013 and subsequent. This is largely

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

driven by the Company's efforts to continue to reduce the average hazard group written and the results are emerging more favorably than Management's initial ultimate loss selections (making prior development assumptions less applicable to the future.) Development in accident years prior to 2013 are influenced by legacy claims portfolios acquired by the Company.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands, Except Claim Counts)
For the Years Ended December 31,										As of December 31, 2016
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$129,341	$117,229	$115,520	$115,703	$116,902	$119,792	$119,612	$119,710	$121,187	2,920	20,469
2009	—	162,460	160,252	170,320	171,138	175,515	177,369	182,104	180,654	6,256	23,428
2010	—	—	171,179	191,501	197,587	205,905	207,615	216,724	210,505	8,619	26,956
2011	—	—	—	215,101	254,607	269,278	270,011	276,066	271,236	13,306	31,958
2012	—	—	—	—	278,925	315,420	307,826	298,411	312,798	25,120	40,207
2013	—	—	—	—	—	414,745	394,546	376,958	403,200	44,153	53,093
2014	—	—	—	—	—	—	654,263	577,271	574,740	86,432	75,169
2015	—	—	—	—	—	—	—	796,795	692,206	158,463	87,897
2016	—	—	—	—	—	—	—	—	756,428	361,368	83,836
									$3,522,953

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands)
For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$28,404	$63,798	$83,428	$92,936	$98,916	$105,700	$108,063	$110,315	$111,938
2009	—	36,195	84,094	111,856	129,331	142,871	149,917	154,273	157,516
2010	—	—	46,150	102,933	136,153	158,497	171,539	180,818	187,694
2011	—	—	—	52,477	129,657	175,062	202,241	220,775	232,083
2012	—	—	—	—	62,167	146,135	198,569	230,766	252,023
2013	—	—	—	—	—	69,169	179,608	248,928	299,821
2014	—	—	—	—	—	—	90,223	263,117	369,963
2015	—	—	—	—	—	—	—	119,175	332,221
2016									142,150
									$2,085,409
			All outstanding liabilities before 2008, net of reinsurance						86,511
			Liabilities for claims and claim adjustment expenses, net of reinsurance						$1,524,055

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Small Commercial Business - Workers Compensation Insurance	19.3%	28.3%	16.7%	10.2%	6.5%	4.5%	2.5%	1.8%	1.3%

Small Commercial Business - Commercial Auto

As part of the renewal rights acquisition of the Tower Group International, Ltd.'s commercial lines business in connection with Tower's merger with ACP Re, Ltd. in 2014, there has been substantial business growth in the commercial auto line of business year over year beginning with 2014. The Company experienced adverse development in accident years 2014 and 2015. In these years, the Company was in the process of underwriting the business toward the more profitable exposures. In addition, the Company's results have been impacted by adverse trends impacting the broader commercial auto industry, including increasing frequency and severity of claims.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands, Except Claim Counts)
For the Years Ended December 31,										As of December 31, 2016
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$34,547	$35,622	$37,092	$39,816	$39,212	$39,014	$38,700	$38,531	$38,561	28	6,235
2009	—	38,059	37,728	42,784	41,947	41,744	40,826	40,649	40,672	34	6,001
2010	—	—	30,600	34,851	35,850	37,865	38,748	38,740	38,496	58	4,802
2011	—	—	—	34,434	37,687	39,268	40,618	41,474	41,762	181	4,705
2012	—	—	—	—	40,980	47,494	51,645	56,281	58,170	1,446	5,015
2013	—	—	—	—	—	54,037	60,542	65,557	75,950	4,492	5,978
2014	—	—	—	—	—	—	84,175	88,527	100,299	7,087	8,897
2015	—	—	—	—	—	—	—	122,312	135,230	46,386	13,621
2016	—	—	—	—	—	—	—	—	209,453	125,160	16,139
									$738,593

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands)
For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$8,949	$16,479	$25,175	$31,934	$36,494	$37,516	$37,999	$38,326	$38,456
2009	—	8,470	20,011	28,399	35,029	38,402	40,049	40,181	40,278
2010	—	—	8,174	14,745	22,647	29,644	34,736	36,992	37,651
2011	—	—	—	8,052	18,281	26,278	32,908	37,652	41,028
2012	—	—	—	—	9,622	22,204	35,148	45,245	52,312
2013	—	—	—	—	—	12,572	25,186	38,901	57,490
2014	—	—	—	—	—	—	14,898	35,244	59,967
2015	—	—	—	—	—	—	—	19,613	42,770
2016	—	—	—	—	—	—	—	—	31,771
									$401,723
		All outstanding liabilities before 2008, net of reinsurance							318
		Liabilities for claims and claim adjustment expenses, net of reinsurance							$337,188

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Small Commercial Business - Commercial Auto	18.0%	20.6%	21.1%	18.3%	11.4%	5.2%	1.1%	0.5%	0.2%

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Small Commercial Business - General Liability

Similar to the Company's commercial auto business, there has been substantial growth in the general liability line subsequent to the renewal rights acquisition of Tower's commercial lines business. The portfolio has been subject to careful risk selection and focus on more profitable risks. Ultimate loss and allocated loss adjustment expense (ALAE) estimates have been stable over recent calendar periods.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands, Except Claim Counts)
For the Years Ended December 31,										As of December 31, 2016
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$4,764	$4,557	$3,518	$2,077	$5,024	$7,616	$7,061	$6,443	$5,163	98	1,626
2009	—	13,325	12,232	11,811	12,414	15,347	16,405	16,346	14,700	297	2,136
2010	—	—	9,714	10,182	9,912	15,206	15,982	18,221	18,181	447	1,954
2011	—	—	—	9,593	11,124	18,348	20,446	20,335	20,158	1,549	2,409
2012	—	—	—	—	20,018	32,123	34,691	35,209	37,091	2,728	3,608
2013	—	—	—	—	—	55,731	56,019	57,486	61,955	10,583	4,418
2014	—	—	—	—	—	—	83,618	79,987	79,733	22,583	4,894
2015	—	—	—	—	—	—	—	119,929	120,864	48,286	6,860
2016	—	—	—	—	—	—	—	—	140,130	104,055	5,464
									$497,975

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of (Amounts in Thousands)
For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$256	$685	$1,288	$2,456	$3,100	$4,331	$4,695	$4,971	$4,898
2009	—	1,457	4,327	6,686	8,670	9,636	10,351	11,243	13,110
2010	—	—	756	2,679	4,961	7,763	10,730	14,022	16,299
2011	—	—	—	739	2,959	6,869	11,075	14,086	16,864
2012	—	—	—	—	1,423	9,113	17,088	23,602	29,466
2013	—	—	—	—	—	5,226	15,831	28,627	41,041
2014	—	—	—	—	—	—	6,994	21,767	39,572
2015	—	—	—	—	—	—	—	9,337	30,505
2016	—	—	—	—	—	—	—	—	10,356
									$202,111
			All outstanding liabilities before 2008, net of reinsurance						377
			Liabilities for claims and claim adjustment expenses, net of reinsurance						$296,241

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Small Commercial Business - General Liability	6.5%	15.4%	17.7%	18.3%	13.2%	15.1%	8.5%	9.0%	(1.4)%

Specialty Program Overview

The Company entered the Specialty Program business in 2006. The Company's experience in this business has tended to develop adversely relative to the Company's initial expectations, as highlighted below. However, as the Company has grown in this business, it has been increasingly able to leverage its industry experience and scale. The Company has improved its internal capabilities by creating a dedicated programs management team, increasing the strength of internal actuarial resources, investing in the internal claims function and migrating a number of programs from external to internal claims handling. Furthermore, the Company has strengthened underwriting and actuarial review procedures, targeting unprofitable programs for corrective action or termination.

Many of the programs are new exposures underwritten without the benefit of much historical data. As such, there is a larger degree of pricing uncertainty in the underlying exposure mix as produced by the managing general agent in a programs portfolio versus the level of homogenous exposures in the Company's retail book produced by our internal underwriters. There is a time lag necessary to assess the true profitability of the program in relation to the initial rates charged. As this information becomes known, the Company either terminates or renegotiates unprofitable programs, contributing to a go-forward portfolio of programs for which the Company can project general experience with a higher degree of confidence.

Specialty Program - Commercial Auto

The Company typically writes programs in coverage packages. For example, the Company may write commercial auto with workers’ compensation or property coverage. When pricing a particular risk, the Company focuses on overall profitability and may be willing to accept more (or less) pricing adequacy in a certain coverage and less (or more) pricing adequacy on another line. However, the Company's initial estimates of loss for commercial auto have tended to prove too low; the resulting adverse development has been exacerbated by worsening industry trends for frequency and severity.

Furthermore, the Company typically writes policies that have limits of $1,000, limiting the severity impact of any particular claim to our overall portfolio. However, as the Company grew its Specialty Program - Commercial Auto business, the Company underwrote a small number of large, mono-line auto programs at limits higher than its traditional $1,000 cap. These policies have been a disproportionate driver of the adverse loss experience embedded in the triangle.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands, Except Claim Counts)
For the Years Ended December 31,										As of December 31, 2016
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$33,828	$40,169	$41,347	$43,753	$47,228	$47,611	$48,598	$48,907	$50,292	267	8,295
2009	—	27,957	24,189	27,294	32,953	37,069	37,791	38,515	37,760	411	5,156
2010	—	—	9,766	11,035	17,526	21,343	24,643	26,962	29,111	473	1,849
2011	—	—	—	3,819	11,042	16,181	17,931	20,429	20,610	605	1,387
2012	—	—	—	—	13,860	38,550	47,726	56,167	58,462	924	3,585
2013	—	—	—	—	—	35,984	45,185	58,247	65,050	3,681	4,924
2014	—	—	—	—	—	—	32,625	47,312	58,794	13,885	5,316
2015	—	—	—	—	—	—	—	43,809	70,032	26,082	5,749
2016	—	—	—	—	—	—	—	—	54,741	33,664	3,816
									$444,852

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands)
For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$5,702	$16,208	$24,393	$35,401	$39,653	$42,745	$45,410	$47,705	$48,520
2009	—	4,392	11,561	18,329	24,656	30,089	33,932	36,385	36,939
2010	—	—	2,399	5,855	10,000	15,570	22,120	24,919	27,916
2011	—	—	—	2,151	6,394	9,630	13,819	16,410	18,541
2012	—	—	—	—	5,410	17,227	32,757	43,556	53,225
2013	—	—	—	—	—	8,098	22,343	38,983	53,642
2014	—	—	—	—	—	—	7,525	21,358	33,694
2015	—	—	—	—	—	—	—	10,071	29,664
2016	—	—	—	—	—	—	—	—	11,058
									$313,199
		All outstanding liabilities before 2008, net of reinsurance							1,700
		Liabilities for claims and claim adjustment expenses, net of reinsurance							$133,353

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Specialty Program - Commercial Auto	12.3%	20.7%	19.6%	19.9%	14.9%	9.1%	7.4%	3.0%	1.6%

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Specialty Program - Workers' Compensation

The Company typically writes programs in coverage packages. For example, the Company may write commercial auto with workers’ compensation or property coverage. When pricing a particular risk, the Company focuses on overall profitability and may be willing to accept more (or less) pricing adequacy in a certain coverage and less (or more) pricing adequacy on another line. The underwriting of workers' compensation attempts to calibrate risk and price against the Company's retail book.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands, Except Claim Counts)
For the Years Ended December 31,										As of December 31, 2016
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$50,035	$55,067	$55,860	$56,968	$55,598	$55,887	$55,836	$58,104	$60,710	3,199	5,850
2009	—	66,198	71,586	73,952	72,180	74,553	73,987	75,470	79,599	6,781	7,714
2010	—	—	70,648	80,766	81,521	85,397	84,354	86,469	91,565	9,265	8,891
2011	—	—	—	61,234	69,332	73,182	70,411	71,531	76,234	8,406	5,931
2012	—	—	—	—	47,744	65,955	69,358	72,150	75,605	8,526	6,227
2013	—	—	—	—	—	86,150	100,078	104,142	109,268	15,326	9,827
2014	—	—	—	—	—	—	128,948	130,413	142,808	29,261	13,002
2015	—	—	—	—	—	—	—	155,115	176,766	58,083	16,808
2016	—	—	—	—	—	—	—	—	178,360	92,465	16,036
									$990,915

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of (Amounts in Thousands)
For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$10,129	$29,704	$39,913	$45,740	$49,307	$50,760	$51,963	$52,935	$54,361
2009	—	11,860	35,103	48,287	57,218	62,188	64,958	67,001	68,782
2010	—	—	14,204	38,439	54,083	63,273	68,712	72,174	75,625
2011	—	—	—	12,633	34,134	47,454	53,983	58,482	61,206
2012	—	—	—	—	11,436	30,557	43,481	52,881	57,718
2013	—	—	—	—	—	13,546	41,460	63,540	75,753
2014	—	—	—	—	—	—	20,359	58,335	82,962
2015	—	—	—	—	—	—	—	24,152	68,194
2016	—	—	—	—	—	—	—	—	26,731
									$571,332
		All outstanding liabilities before 2008, net of reinsurance							9,621
		Liabilities for claims and claim adjustment expenses, net of reinsurance							$429,204

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Specialty Program - Workers' Compensation	14.9%	27.3%	17.5%	10.5%	6.1%	3.3%	2.8%	1.9%	2.3%

Specialty Program - General Liability

The Specialty Program - general liability line of business may contain a mix of exposures from retail operations, contractors, manufacturers, and other premises. The propensity for loss from these exposures is driven by judicial and economic developments that are difficult to forecast. Additionally, claims may be reported as many as three years or more after an occurrence and the Company may not receive the information required to set an accurate reserve in a timely manner.

General liability has been the line of business most subject to re-underwriting and review since bringing in additional actuarial and management resources in early 2015. The significant development in current years 2015 and 2016 can largely be attributed to the enhanced actuarial insights and management actions taken in response to these analyses. Management, in concert with new underwriting/management, identified a number of non-admitted programs as the significant driver of the adverse experience. The risk profile of these non-admitted programs necessitated an extended loss development expectation versus management’s original expectations. Many of these programs are now terminated and in run-off.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands, Except Claim Counts)
For the Years Ended December 31,										As of December 31, 2016
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$33,283	$30,895	$32,715	$36,673	$40,991	$43,482	$44,127	$43,234	$44,509	1,241	3,625
2009	—	29,332	27,200	29,986	41,399	46,527	47,700	48,529	48,222	761	2,935
2010	—	—	22,006	23,898	38,277	50,690	56,031	56,600	57,201	2,201	3,254
2011	—	—	—	33,777	42,825	62,007	77,010	85,112	88,283	6,662	3,698
2012	—	—	—	—	56,148	88,322	97,025	118,026	131,443	14,955	4,885
2013	—	—	—	—	—	116,975	121,244	155,738	205,681	45,891	5,609
2014	—	—	—	—	—	—	178,487	193,343	245,148	96,946	6,044
2015	—	—	—	—	—	—	—	184,018	278,943	156,726	5,578
2016	—	—	—	—	—	—	—	—	277,198	228,268	4,814
									$1,376,628

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands)
For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	3,937	8,013	15,068	22,415	28,848	33,917	37,781	39,614	40,611
2009	—	2,970	6,920	12,719	22,793	31,410	36,948	40,314	42,890
2010	—	—	2,264	6,242	14,731	25,859	35,918	41,860	48,885
2011	—	—	—	3,334	10,450	24,311	39,626	53,832	65,942
2012	—	—	—	—	4,191	15,513	33,220	64,982	90,073
2013	—	—	—	—	—	6,701	19,944	59,413	117,622
2014	—	—	—	—	—	—	9,229	39,857	94,057
2015	—	—	—	—	—	—	—	12,710	54,036
2016	—	—	—	—	—	—	—	—	13,889
									$568,005
		All outstanding liabilities before 2008, net of reinsurance							2,589
		Liabilities for claims and claim adjustment expenses, net of reinsurance							$811,212

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Specialty Program - General Liability	4.7%	9.3%	16.2%	21.1%	17.0%	11.7%	9.3%	4.7%	2.2%

Specialty Risk and Extended Warranty Overview

Our Specialty Risk and Extended Warranty segment focuses largely on the international lines of business with significant loss reserves. The Company focuses on writing niche property, casualty, and specialty liability risks in the United States and Europe through its internationally domiciled entities, including general liability, employer’s liability, professional and medical liability. Included in the tables below are reserves for business related to AEL, AIU, and Lloyd’s syndicates 1206, 5820, and 1861.

Given that its data for the Specialty Risk and Extended Warranty segment is natively reported on an underwriting year basis, the Company utilized an algorithm based on premium earning to allocate losses to an accident year basis. This may result in minor anomalies in the mapping to calendar/accident periods. The Company considers these immaterial and not influential in interpreting the results.

Additionally, for the Specialty Risk and Extended Warranty segment, the Company removed accident year 2008 from all of the triangles given the limited volume and predictive value of loss experience. For the Property and Other International and Warranty, the Company also removed the 2009 accident year for the same purpose.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Specialty Risk and Extended Warranty - Medical Malpractice

The Company entered the medical malpractice line of business, primarily in Italy, in 2010. The Company believes this market niche provides significant opportunities in what has traditionally been an under-performing market. The Company's initial recorded results have developed adversely; however, over time the Company has developed greater market knowledge, underwriting experience, and knowledge of various class and region distinctions, as well as numerous hospital and legal partnerships that allow the Company to exercise more leverage in the adjudication of claims.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands, Except Claim Counts)
For the Years Ended December 31,										As of December 31, 2016
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total of Incurred-but Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	—
2009	—	89	229	413	475	574	601	589	616	(14)	NP
2010	—	—	34,196	48,127	60,559	68,959	70,692	72,249	76,538	(2,052)	NP
2011	—	—	—	67,302	91,430	102,481	104,122	109,799	117,302	(3,712)	NP
2012	—	—	—	—	100,403	117,711	121,639	129,549	135,087	(7,118)	NP
2013	—	—	—	—	—	120,009	122,559	131,634	138,202	(8,009)	NP
2014	—	—	—	—	—	—	107,327	105,197	115,665	1	NP
2015	—	—	—	—	—	—	—	92,661	102,514	20,908	NP
2016	—	—	—	—	—	—	—	—	108,421	46,195	NP
									$794,345

NP = Not practicable

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands)
For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	—	—	—	—	—	—	—	—	—
2009	—	—	18	168	368	451	481	532	562
2010	—	—	3,255	16,942	34,926	47,208	53,182	61,007	65,301
2011	—	—	—	10,907	25,904	46,141	61,154	74,916	84,499
2012	—	—	—	—	5,284	20,780	44,347	60,012	76,498
2013	—	—	—	—	—	4,695	24,311	42,862	63,636
2014	—	—	—	—	—	—	7,455	22,912	42,197
2015	—	—	—	—	—	—	—	6,158	20,876
2016	—	—	—	—	—	—	—	—	7,219
									$360,788
		All outstanding liabilities before 2008, net of reinsurance							—
		Liabilities for claims and claim adjustment expenses, net of reinsurance							$433,557

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Specialty Risk and Extended Warranty - Medical Malpractice	4.4%	10.9%	16.1%	14.7%	9.0%	5.8%	4.6%	2.5%	—%

Specialty Risk and Extended Warranty - Property

The Company's Specialty Risk and Extended Warranty - Property book has performed well with generally favorable loss development beginning in 2012. Since then, the Company has placed increasing focus on disciplined non-catastrophe and catastrophe reserving.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands, Except Claim Counts)
For the Years Ended December 31,										As of December 31, 2016
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total of Incurred-but Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	—
2009	—	4,810	18,997	33,170	38,819	41,275	38,463	39,554	37,656	(233)	NP
2010	—	—	56,024	114,507	138,944	146,201	146,484	146,496	137,481	99	NP
2011	—	—	—	138,465	170,597	191,434	190,748	189,552	180,756	244	NP
2012	—	—	—	—	161,613	149,293	148,644	145,690	140,592	839	NP
2013	—	—	—	—	—	146,477	143,263	140,629	135,265	(919)	NP
2014	—	—	—	—	—	—	140,294	126,987	126,546	(377)	NP
2015	—	—	—	—	—	—	—	118,903	130,565	3,339	NP
2016	—	—	—	—	—	—	—	—	165,827	46,290	NP
									$1,054,688

NP = Not practicable

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands)
For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—
2009	—	4,391	6,685	25,452	33,841	37,738	36,328	38,518	36,559
2010	—	—	7,925	62,317	99,016	119,514	128,650	140,172	132,409
2011	—	—	—	57,233	122,715	157,391	171,394	178,462	173,167
2012	—	—	—	—	50,741	107,593	128,801	136,710	131,723
2013	—	—	—	—	—	43,793	92,744	116,854	118,548
2014	—	—	—	—	—	—	53,611	96,453	107,493
2015	—	—	—	—	—	—	—	52,910	87,834
2016	—	—	—	—	—	—	—	—	57,907
									$845,640
		All outstanding liabilities before 2008, net of reinsurance							104
		Liabilities for claims and claim adjustment expenses, net of reinsurance							$209,152

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Specialty Risk and Extended Warranty - Property	26.2%	27.4%	19.6%	8.6%	3.5%	0.4%	0.1%	(2.6)%	—%

Specialty Risk and Extended Warranty - Professional Indemnity and Other Liability

The Company’s professional indemnity and other liability lines of business include a mix of both international and domestic liability exposures. The adverse development in this grouping is driven by two primary factors. First, certain acquired entities have experienced adverse development based on the initial ultimate loss selections set by the prior syndicate owner. Second, certain surplus lines programs related to exposures within the United States are driving adverse loss activity. These exposures proved to have longer reporting patterns than the initial expectations and include exposure to construction defect and other longer tailed claims. This business received significant actuarial and claims focus in 2016.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands, Except Claim Counts)
For the Years Ended December 31,										As of December 31, 2016
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total of Incurred-but Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—
2010	—	—	35,184	44,729	58,072	66,417	70,755	72,552	73,109	7,580	NP
2011	—	—	—	93,280	121,541	133,564	146,604	154,668	157,137	19,024	NP
2012	—	—	—	—	107,597	119,345	132,341	141,578	150,867	16,705	NP
2013	—	—	—	—	—	104,121	113,805	131,765	148,044	19,694	NP
2014	—	—	—	—	—	—	163,273	177,920	208,554	52,865	NP
2015	—	—	—	—	—	—	—	161,790	192,851	91,760	NP
2016	—	—	—	—	—	—	—	—	189,170	132,818	NP
									$1,119,732

NP = Not practicable

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands)
For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—
2009	—	—	—	—	—	—	—	—	—
2010	—	—	1,879	17,819	30,489	39,579	49,906	57,129	57,882
2011	—	—	—	17,468	49,387	73,268	100,574	117,016	118,487
2012	—	—	—	—	18,854	41,130	65,144	91,998	100,606
2013	—	—	—	—	—	10,985	30,769	64,868	86,717
2014	—	—	—	—	—	—	20,629	61,818	94,424
2015	—	—	—	—	—	—	—	23,822	53,317
2016	—	—	—	—	—	—	—	—	23,890
									$535,323
		All outstanding liabilities before 2008, net of reinsurance							3,275
		Liabilities for claims and claim adjustment expenses, net of reinsurance							$587,684

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Specialty Risk and Extended Warranty - Professional Indemnity and Other Liability	7.6%	13.2%	12.4%	10.4%	6.1%	2.7%	0.3%	—%	—%

Specialty Risk and Extended Warranty - Other International and Warranty

The Company’s Other International and Warranty business includes a diverse range of underlying classes. Warranty covers include auto, mobile phones and consumer electronics. Other significant covers include political risk and surety bonds. The adverse development seen in 2014 and 2015 is partially due to adverse development based on the initial ultimate loss selections set by the prior syndicate owner and partially due to deteriorations in performance experienced on several large warranty programs. Corrective actions have been taken to improve the performance of these warranty accounts.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands, Except Claim Counts)
For the Years Ended December 31,										As of December 31, 2016
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total of Incurred-but Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—
2010	—	—	29,657	47,247	58,529	65,580	68,149	69,340	65,500	997	NP
2011	—	—	—	69,262	86,439	99,692	103,934	108,164	103,398	2,186	NP
2012	—	—	—	—	83,530	109,169	118,639	123,706	120,164	4,182	NP
2013	—	—	—	—	—	167,606	177,150	187,315	188,777	14,255	NP
2014	—	—	—	—	—	—	149,062	167,928	186,353	24,080	NP
2015	—	—	—	—	—	—	—	154,999	190,982	39,724	NP
2016	—	—	—	—	—	—	—	—	198,349	93,202	NP
									$1,053,523

NP = Not practicable

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance (Amounts in Thousands)
For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—
2009	—	—	—	—	—	—	—	—	—
2010	—	—	5,267	30,114	47,170	58,157	62,919	66,269	63,266
2011	—	—	—	25,862	61,099	82,305	93,596	101,910	98,468
2012	—	—	—	—	36,165	81,226	102,684	114,185	113,509
2013	—	—	—	—	—	70,390	132,513	162,704	170,437
2014	—	—	—	—	—	—	65,675	134,014	155,612
2015	—	—	—	—	—	—	—	83,000	141,291
2016	—	—	—	—	—	—	—	—	84,486
									$827,069

		All outstanding liabilities before 2008, net of reinsurance							3,045
		Liabilities for claims and claim adjustment expenses, net of reinsurance							$229,499

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9
Specialty Risk and Extended Warranty -Other International & Warranty	24.6%	26.2%	13.1%	6.9%	2.9%	0.4%	(1.5)%	—%	—%

The following table presents the reconciliation of net incurred and paid claims development tables to the liability for claims and claim adjustment expenses for the year ended December 31, 2016.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands)	December 31, 2016
Net Liability for unpaid losses and loss adjustment expenses
Small Commercial Business Segment - US Workers' Compensation	$1,524,055
Small Commercial Business Segment - US Commercial Auto	337,188
Small Commercial Business Segment - US General Liability	296,241
Specialty Program Segment - US Commercial Auto	133,353
Specialty Program Segment - US Workers' Compensation	429,204
Specialty Program Segment - US General Liability	811,212
Specialty Risk and Extended Warranty Segment - Medical Malpractice	433,557
Specialty Risk and Extended Warranty Segment - Property	209,152
Specialty Risk and Extended Warranty Segment - Professional Indemnity and Other	587,684
Specialty Risk and Extended Warranty Segment - Other International and Warranty	229,499
Other short-duration lines, including foreign exchange	1,036,586
Total reinsurance recoverable on unpaid claims	6,027,731

Reinsurance Recoverable on loss and loss adjustment expenses:
Small Commercial Business Segment	2,011,160
Specialty Program Segment	1,029,023
Specialty Risk and Extended Warranty Segment	833,603
Total reinsurance recoverable on loss and loss adjustment expense	3,873,786
Insurance not presented in the tables above:
Reserves related to NCCI pooling arrangement	$108,514
Unallocated claims adjustment expense	$130,685
Total	6,266,930
Total gross liability for unpaid loss and adjustment expense	$10,140,716

14. Accrued Expenses and Other Liabilities

(Amounts in Thousands) As of December 31,	2016	2015
		As restated
Deferred revenue	$609,722	$494,380
Commission payable	410,493	273,460
Accounts payable and other accrued expenses	337,057	202,397
Premium taxes, assessments and surcharges payable	165,289	161,083
Contingent consideration	71,657	84,761
Dividend payable	41,448	41,973
	$1,635,666	$1,258,054

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

15. Debt

The Company’s outstanding debt consisted of the following at December 31, 2016 and 2015:

(Amounts in Thousands) As of December 31,	2016	2015
Revolving credit facility	$130,000	$130,000
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5,223	5,103
2.75% Convertible senior notes due 2044 (the "2044 Notes")	166,387	160,258
6.125% Notes due 2023 (the "2023 Notes")	248,185	247,911
Junior subordinated debentures (the "2035-2037 Notes")	122,028	121,940
Trust preferred securities (the "2033-2037 TPS Notes")	92,786	—
7.25% Subordinated notes due 2055 (the "7.25% 2055 Notes")	145,202	145,078
7.50% Subordinated notes due 2055 (the "7.50% 2055 Notes")	130,684	130,572
Secured loan agreements	75,762	38,455
Promissory notes	118,643	13,750
	$1,234,900	$993,067

Aggregate scheduled maturities of the Company’s outstanding debt at December 31, 2016 are:

(Amounts in Thousands)
2017	$34,108	(1)
2018	36,669	(1)
2019	161,582
2020	27,361
2021	15,519
Thereafter	975,621	(2)
Total scheduled payments	1,250,860
Unamortized deferred origination costs	(15,960)
	$1,234,900

(1)
Amount does not include scheduled maturities of notes payable on the collateral loan to Maiden of $113,542 in December 2017, $20,192 in April 2018 and $34,240 in June 2018. See Note 17. "Related Party Transactions" for additional information.

(2)	Amount includes debt outstanding under the 2021 Notes and the 2044 Notes, which is net of unamortized original issue discount of $735 and $46,528, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Additionally, the Company utilizes various letters of credit in its operations. The following is a summary of the Company's letters of credit as of December 31, 2016:

(Amounts in Thousands)	Letters of Credit Limit	Letters of Credit Outstanding	Letters of Credit Available
Revolving credit facility	$175,000	$173,609	$1,391
Funds at Lloyd's facility, in USD equivalent	634,738	629,999	4,739
ING Bank N.V. and Deutsche Bank Netherlands N.V. facilities, in USD equivalent	80,774	62,106	18,668
Comerica Bank facility	75,000	47,967	27,033
UniCredit Bank facility	100,000	100,000	—
Other letters of credit, in aggregate	101,833	101,833	—

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the years ended December 31, 2016, 2015, and 2014 was:

	Year Ended December 31,
(Amounts in Thousands)	2016	2015	2014
Revolving credit facility	$4,617	$3,726	$1,662
Funds at Lloyd's facility	4,484	3,350	2,795
2021 Notes	461	825	13,933
2023 Notes	15,587	15,587	15,587
2035-2037 Notes	6,077	6,641	8,100
2033-2037 TPS Notes	2,772	—	—
2044 Notes	12,571	12,160	503
7.25% 2055 Notes	11,000	5,868	—
7.50% 2055 Notes	10,237	2,939	—
Secured loan agreements	2,536	872	556
Promissory notes	4,954	623	677
Other, including interest income	4,230	2,764	2,044
Total	$79,526	$55,355	$45,857

Revolving Credit Agreement

On September 12, 2014, the Company entered into a five-year, $350,000 credit agreement (the “Credit Agreement”), among JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Lloyd's Bank PLC and Associated Bank, as Co-Documentation Agents and the various lending institutions party thereto. The credit facility is a committed, revolving syndicated credit facility with a letter of credit sublimit of $175,000 and an expansion feature of not more than an additional $150,000. The Credit Agreement has a maturity date of September 12, 2019.

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated risk-based capital. The Company was in compliance with all of its covenants as of December 31, 2016.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

As of December 31, 2016, the Company had $130,000 of borrowings and $173,609 letters of credit outstanding under this Credit Agreement, which reduced the availability for letters of credit to $1,391, and the total aggregate availability under the facility to $46,391.

Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate or the LIBO rate. Borrowings bearing interest at a rate determined by reference to the Alternate Base Rate will bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the adjusted LIBO rate for a one-month interest period on such day plus 1.0%, plus (y) a margin ranging from 0.125% to 0.625%, adjusted on the basis of the Company’s consolidated leverage ratio. Eurodollar borrowings will bear interest at the adjusted LIBO rate for the interest period in effect plus a margin ranging from 1.125% to 1.625%, adjusted on the basis of the Company’s consolidated leverage ratio. The interest rate on the outstanding borrowings under this credit facility as of December 31, 2016 range from 1.563% to 3.625%.

Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (equal to the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.15% to 0.25% based on the Company’s consolidated leverage ratio) of 0.175% as of December 31, 2016.

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit under the Credit Agreement and the Company's preceding credit agreement in effect for a portion of 2014, was approximately $4,617, $3,726 and $1,662 for the years ended December 31, 2016, 2015 and 2014, respectively.

Convertible Senior Notes

5.5% Convertible Senior Notes due 2021

In December 2011 and January 2012, the Company issued $200,000 in aggregate principal amount of its 2021 Notes. The 2021 Notes will mature on December 15, 2021 (the “Maturity Date”), unless earlier repurchased by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the 2021 Notes will be convertible only in the following circumstances: (i) during any fiscal quarter, and only during any such fiscal quarter, if the last reported sale price of the Company’s Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter (the “Sale Price Condition”); (ii) during the five consecutive business day period following any five consecutive trading day period in which, for each day of that period, the trading price for the 2021 Notes was less than 98% of the product of the last reported sale price of the Company’s Common Stock and the applicable conversion rate on such trading day; or (iii) upon the occurrence of specified corporate transactions. On or after September 15, 2021, the 2021 Notes will be convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate at December 31, 2016 is equal to 79.8384 shares of Common Stock per $1,000 principal amount of 2021 Notes, which corresponds to a conversion price of approximately $12.53 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the 2021 Notes. Upon conversion of the 2021 Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock. As of December 31, 2016, the 2021 Notes were convertible under the Sale Price Condition.

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

During 2014, the Company entered into separate, privately negotiated exchange agreements under which the Company retired $131,881 in aggregate principal amount of its outstanding 2021 Notes in exchange for the issuance of 2044 Notes in an aggregate principal amount of $158,257 and the issuance of 2,731,727 shares (pre-split) of Common Stock (described below).

During 2015, $62,078 in aggregate principal amount of the 2021 Notes were converted under the Sales Price Condition for cash in the amount of $62,079 and the issuance of 1,270,539 shares (pre-split) of Common Stock. As a result of the conversion, the Company recorded a loss on extinguishment of debt in the amount of $5,271 during the year ended December 31, 2015. As of December 31, 2016, $6,031in aggregate principal amount of the 2021 Notes remained outstanding.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company separately allocated the proceeds for the issuance of the 2021 Notes to a liability component and an equity component, which is the embedded conversion option. The equity component was reported as an adjustment to paid-in-capital, net of tax, and is reflected as an original issue discount (“OID”). The OID of $41,679 and deferred origination costs relating to the liability component of $4,750 are being amortized into interest expense over the term of the 2021 Notes. After considering the contractual interest payments and amortization of the original discount, the effective interest rate of the 2021 Notes was 8.57%. Transaction costs of $1,250 associated with the equity component were netted in paid-in-capital. Interest expense, including amortization of OID and deferred origination costs, recognized on the 2021 Notes was $461, $825 and $13,933 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The principal amount of the 2044 Notes accretes at a rate of 6% per year compounding on a semi-annual basis, until December 15, 2024. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into shares of Common Stock. The 2044 Notes will mature on December 15, 2044 (the “Maturity Date”), unless earlier repurchased or redeemed by the Company or converted. On or before December 15, 2018, the 2044 Notes will be subject to redemption for cash, in whole or in part, at the Company’s option, provided the trading price of Common Stock equals or exceeds $48.67 (or 130% of the then applicable conversion price) for the required measurement period, at a redemption price equal to 100% of the principal amount of the 2044 Notes to be redeemed, plus any accrued and unpaid interest. Thereafter, the 2044 Notes will be subject to redemption for cash, in whole or in part, at the Company’s option at a redemption price equal to 100% of the accreted amount of the 2044 Notes to be redeemed, plus any accrued and unpaid interest. In addition, holders of the 2044 Notes will have the right to require the Company to purchase their 2044 Notes for cash, in whole or in part, on December 15, 2024 or upon the occurrence of a fundamental change. In each such case, the repurchase price would be 100% of the principal amount of the 2044 Notes being repurchased, plus any accrued and unpaid interest.

Prior to September 15, 2044, the 2044 Notes will be convertible only under the same circumstances described above for the 2021 Notes. On or after September 15, 2044, the 2044 Notes will be convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate at December 31, 2016 is equal to 26.7100 shares of Common Stock per $1,000 principal amount of 2044 Notes, which corresponds to a conversion price of approximately $37.44 per share of Common Stock. Following certain corporate transactions that occur on or prior to December 15, 2018, or if the Company redeems the 2044 Notes on or prior to December 15, 2018, the Company will increase the conversion rate for a holder that elects to convert its 2044 Notes in connection with such corporate transaction or redemption. Upon conversion of the 2044 Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock.

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

Each $1,000 principal amount at maturity of 2044 Notes has an issue price of $900 for purposes of the indenture for the 2044 Notes. An amount equal to the difference between the issue price and the principal amount at maturity will accrue in accordance with a schedule set forth in the indenture. The issue price plus such accrued amount per $1,000 principal amount at maturity of the 2044 Notes is referred to herein as the “accreted principal amount.”

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Pursuant to ASC 470-50 Debt - Modifications and Extinguishments, this exchange transaction was accounted for as an extinguishment of debt because the terms of the two debt instruments were substantially different under the accounting rules. The Company retired $131,881of the outstanding 2021 Notes with a carrying value of $110,346 and wrote off unamortized debt issuance costs of $2,195. The 2044 Notes issued as part of the exchange had a fair value of $117,982, which resulted in a loss on the early extinguishment of debt of $9,831 in 2014.

The Company separately accounts for the liability and equity components of its 2044 Notes in a manner that reflects the Company's nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company measured the debt component of the 2044 Notes using an effective interest rate of 7.46%. Upon issuance of the 2044 Notes in December 2014, in accordance with accounting standards related to convertible debt instruments that may be settled in cash upon conversion, the Company recorded an OID of $53,374, thereby reducing the initial carrying the value of the 2044 Notes from $210,831 to $157,457 and recorded an equity component net of tax of $34,693. Interest expense, including amortization of OID and deferred origination costs, recognized on the 2044 Notes was $12,571, $12,160, and $503 for the year ended December 31, 2016, 2015 and 2014 respectively.

The following table shows the amounts recorded, not including deferred financing costs, for the 2021 Notes and 2044 Notes as of December 31, 2016 and 2015:

	2016			2015
(Amounts in Thousands)	Outstanding Principal	Unamortized OID	Net Carrying Amount	Outstanding Principal	Unamortized OID	Net Carrying Amount
2021 Notes	$6,031	$(735)	$5,296	$6,041	$(851)	$5,190
2044 Notes	215,424	(46,528)	168,896	213,151	(50,069)	163,082
	$221,455	$(47,263)	$174,192	$219,192	$(50,920)	$168,272

6.125% Notes due 2023

In August 2013, the Company issued $250,000 aggregate principal amount of its 2023 Notes to certain initial purchasers in a private placement. The 2023 Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The 2023 Notes will mature August 15, 2023, unless earlier repurchased by the Company. Fees associated with the Notes were approximately $2,740. The indenture governing the Notes contains covenants whereby the interest rates will increase by 0.50% per year if the Company's consolidated leverage ratio exceeds 30% and does not exceed 35% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. The consolidated leverage ratio, as calculated under the indenture governing the 2023 Notes, was less than 30% as of December 31, 2016. It is an event of default if the Company has a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the 2023 Notes also contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of the Company's subsidiaries. The 2023 Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including the Company's convertible senior notes and amounts under the Credit Agreement. Interest expense, including amortization of deferred origination costs, recognized on the 2023 Notes was approximately $15,587, for the each of the years ended December 31, 2016, 2015 and 2014, respectively.

Subordinated Debt

2033-2037 TPS Notes

In connection with the acquisition of Republic, the Company assumed Republic's outstanding trust preferred securities. Republic participated in the private placement of floating rate capital securities through five capital trusts. Each trust was created solely for the purpose of issuing trust preferred securities. Republic has guaranteed the payment by the trusts of distributions and other amounts under the capital securities to the extent that the trusts have funds available for such payments. The trusts invested the proceeds from the private placement in junior subordinated debentures issued by Republic. The trusts must redeem the capital securities when the debentures are paid at maturity or upon any earlier prepayment of the debentures. The debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the capital securities or a change in the existing laws that require the trusts to register as an investment company. Under the provisions of the debentures,

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for up to twenty consecutive quarterly periods. If interest payments on the debentures are deferred, the distributions on the capital securities will also be deferred. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $2,786 as of December 31, 2016 on the Company's balance sheet, represents the Company's ownership of common securities issued by the trusts. Interest expense associated with trust preferred securities assumed in the Republic acquisition was $2,772 for the period ended December 31, 2016.

The table below summarizes the Company’s trust preferred securities assumed in the Republic acquisition as of December 31, 2016:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
RIG Capital Trust I	$10,000	$310	$10,310	9/30/2033	4.838%	(1)
RIG Capital Statutory Trust II	20,000	619	20,619	10/29/2033	4.737%	(2)
RIG Capital Trust III	20,000	619	20,619	12/15/2036	4.163%	(3)
RIG Capital Trust IV	25,000	774	25,774	6/15/2037	4.163%	(3)
RIG Capital Trust V	15,000	464	15,464	9/15/2037	4.263%	(4)
Total trust preferred securities	$90,000	$2,786	$92,786

(1)	The interest rate is three-month LIBOR plus 4.00%.

(2)	The interest rate is three-month LIBOR plus 3.85%.

(3)	The interest rate is three-month LIBOR plus 3.20%.

(4)	The interest rate is three-month LIBOR plus 3.30%.

2035-2037 TPS Notes

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of December 31, 2016 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years. The Company recorded $6,077, $6,641 and $8,100 of interest expense for the years ended December 31, 2016, 2015 and 2014, respectively, related to these trust preferred securities.

The table below summarizes the Company’s trust preferred securities as of December 31, 2016:

(Amounts in Thousands) Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	4.393	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	4.363	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	4.263	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	3.963	(3)
Total trust preferred securities	$120,000	$3,714	$123,714

(1)	The interest rate is three-month LIBOR plus 3.40%.

(2)	The interest rate is three-month LIBOR plus 3.30%.

(3)	The interest rate is three-month LIBOR plus 3.00%.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company entered into an interest rate swap agreement related to AmTrust Capital Financing Trust IV, which effectively converts the interest rate on the trust preferred securities from a variable rate to a fixed rate. The agreement is for a period of five years and commenced on March 15, 2012.

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

The Company incurred $4,990 in deferred origination costs associated with the 7.25% 2055 Notes, which is being amortized over the term of the 7.25% 2055 Notes. Deferred origination costs are included in other assets on the accompanying consolidated balance sheet. Interest expense, including amortization of deferred origination costs, recognized on the 7.25% 2055 Notes was $11,000 and $5,868 for the years ended December 31, 2016, and 2015, respectively.

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

The Company incurred $4,461 in deferred origination costs associated with the 7.50% 2055 Notes, which is being amortized over the term of the 7.50% 2055 Notes. Deferred origination costs are included in other assets on the accompanying consolidated balance sheet. Interest expense, including amortization of deferred origination costs, recognized on the 7.25% 2055 Notes was $10,237 and $2,939 for the years ended December 31, 2016 and 2015, respectively.

Secured Loan Agreements

On April 7, 2016, the Company entered into a ten-year secured loan agreement with Citigroup Global Markets Realty Corp., in the aggregate amount of $29,000. The loan is secured by a commercial office building the Company owns in Dallas, Texas. The loan bears interest at a fixed rate of 4.96% per annum and requires monthly interest only payments through May 6, 2017, principal and interest payments of approximately $169 through March 6, 2026 and then payment of the remaining principal at maturity. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $1,109 or the year ended December 31, 2016. Citigroup Global Markets Realty Corp. transferred its interest under the loan agreement to Citigroup Commercial Mortgage Trust 2016- C1, a commercial mortgage securitization vehicle. As described below under “– Waivers Related to Restatement and Other Matters,” in March 2017, the Company sought a waiver from the servicer under the loan agreement relating to an event of default thereunder as a result of the restatement of the Company’s

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

financial statements and its failure to timely file this Form 10-K. The Company has not yet obtained such a waiver and has no assurances that such a waiver will be obtained in the future.

On April 6, 2016, the Company through a wholly-owned subsidiary, entered into a five-year secured term loan agreement with Lloyd's Bank PLC in the aggregate amount of £7,800 (or $11,028) to finance the purchase of a commercial office building in Nottingham, U.K. The loan bears a variable rate of interest based on LIBOR plus a margin and was 2.83% as of December 31, 2016. The Company had deferred financing costs of £78 (or $114) related to the term loan. The mortgage requires quarterly principal payments of £30 and interest for the term of the loan with the remaining principal to be paid at maturity. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $236 for the ended December 31, 2016, respectively. Pursuant to a covenant in the agreement, if the loan exceeds 70% of the fair value of the property, the Company is required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 70% of the fair value of the building.

The Company, through a wholly-owned subsidiary, has a seven-year secured loan agreement with Bank of America Leasing & Capital, LLC in the aggregate amount of $10,800 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 4.45%, requires monthly installment payments of approximately $117 through February 25, 2018, and a balloon payment of $2,970 at the maturity date. The Company recorded interest expense of approximately $228, $280, and $330 for the years ended December 31, 2016, 2015 and 2014, respectively, related to this agreement. The loan is secured by the aircraft. The agreement contains certain covenants that are similar to the Credit Agreement. Additionally, subsequent to February 25, 2012, but prior to payment in full, if the outstanding balance of this loan exceeds 90% of the fair value of the aircraft, the Company is required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 90% of the fair value of the aircraft. The agreement allows the Company, under certain conditions, to repay the entire outstanding principal balance of this loan without penalty. This loan was repaid in full in March 2017.

On August 29, 2014, the Company entered into a five-year secured loan agreement with Key Equipment Finance, which was subsequently assigned to RBS Citizens Bank, in the aggregate amount of $30,500 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 2.27% per annum and requires monthly installment payments of approximately $538 through August 31, 2019. The Company recorded interest expense of approximately $458 and $592 and $227 for the years ended December 31, 2016, 2015 and 2014, respectively, related to this agreement. The loan is secured by the aircraft.

The Company, through a subsidiary, entered into a seven-year mortgage agreement in the aggregate principal amount of $10,250 to finance the purchase of a building. The mortgage bears interest at an annual rate equal to 3.75% and matures on September 18, 2022, with an option to extend the maturity date for an additional five years. The mortgage does not require monthly installments of principal until November 2017, but will require monthly principal payments thereafter. The final monthly payment will equal the then outstanding principal balance of the mortgage, together with all accrued and unpaid interest. The Company recorded interest expense of approximately $391 and $89 for the year ended December 31, 2016 and 2015.

Promissory Notes

On April 18, 2016, in connection with the acquisition of Republic Companies, Inc. and its affiliates ("Republic"), the Company issued a term promissory note ("TPM") to Delek Finance U.S. Inc. in the amount of $104,685 as part of the consideration. See Note 6. "Acquisitions" for a description of this transaction. The principal will be paid in four equal installments on each of the first four anniversaries of the issuance date. The note bears interest of 5.75% per annum and is payable from time to time based on the outstanding principal balance until the promissory note is fully paid. In the event that indebtedness under the Company's revolving credit facility or the Company's 2023 Notes is required to be paid on an accelerated basis, the holder of the TPM may cause the Company to repay unpaid principal and interest immediately. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $4,314 for the year ended December 31, 2016.

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 24. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 2.0% per annum. The Company recorded approximately $1,430 of deferred origination costs associated with the promissory notes. The Company recorded interest expense of approximately $344, $344, and $312 for the years ended December 31, 2016, 2015 and 2014, respectively, related to the promissory notes.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company assumed two promissory notes in 2013 totaling $6,500 as a result of its acquisition of Mutual Insurers Holding Company. The principal of these notes is due in 2034 and 2035. The notes require the payment of interest on a quarterly basis and both had an interest rate of 4.6% as of December 31, 2016. The Company recorded $296, $278, and $365 of interest expense for the years ended December 31, 2016, 2015 and 2014, respectively, related to the promissory notes.

Funds at Lloyd's Facility

On November 3, 2016, the Company and certain of its wholly-owned subsidiaries entered into an Amending and Restating Agreement ("Funds at Lloyd's Facility") relating to its existing £300,000 (or $369,750) credit facility agreement ("Preceding Credit Facility") dated November 24, 2015 with ING Bank N.V., London Branch, the Bank of Nova Scotia, London Branch and Bank of Montreal, London Branch. The amended and restated Funds at Lloyd's Facility increased the maximum amount of the letter of credit facility to £515,000 (or $634,738) to be used to support the Company’s capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206, 44, 1861 and 5820 for the 2017 underwriting year of account, as well as prior open years of account. ING Bank's commitment is £205,000 (or $252,663), the Bank of Nova Scotia's commitment is £180,000 (or $221,850) and the Bank of Montreal's commitment is £130,000 (or $160,225) under the Funds at Lloyd's Facility. The Company recorded total interest expense of $4,484, $3,350 and $2,795 for the years ended December 31, 2016, 2015 and 2014, respectively, under the Funds at Lloyds Facility and Preceding Credit Facility.

The terms and conditions under the Funds at Lloyd's Facility are substantially the same as those under the Preceding Credit Facility. The Funds at Lloyd's Facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, transactions with affiliates and the sale of assets, and requirements to maintain certain consolidated net worth, leverage and fixed charge coverage ratios. The Funds at Lloyd's Facility also provides for customary events of default, including, without limitation, failure to pay principal, interest or fees when due, failure to comply with certain covenants, any representation or warranty made by the Company being false or misleading in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company or its subsidiaries party to the Funds at Lloyd's Facility. Upon an event of default, the lender may immediately terminate its obligations to issue letters of credit, declare the Company’s obligations under the Funds at Lloyd's Facility to become immediately due and payable, and require the Company to deposit collateral with a value equal to 100% of the aggregate face amount of any outstanding letters of credit consisting of cash or other specified collateral including time deposits, certificates of deposit, money market deposits and U.S. government securities subject to varying advance rates.

The facility is 35% secured by a pledge of a collateral account established in the United States pursuant to a pledge and security agreement and in the United Kingdom pursuant to Account Security Agreements dated as of November 26, 2013, November 24, 2015, April 14, 2016 and November 3, 2016. In addition to upon an event of default as discussed above, the collateral account will be required to be 100% funded upon the occurrence of certain specified events, including the A.M. Best financial strength rating of the AII falling below A-, the forecast underwriting losses exceeding a certain level for any year supported by a letter of credit, or any non-extension notice is given with respect to any letter of credit.
Fees payable by the Company under the Funds at Lloyd's Facility include a letter of credit issuance fee, payable quarterly in arrears, on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured potion of the letters of credit determined based on the AII’s then-current financial strength rating issued by A.M. Best. As of December 31, 2016, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the Company’s A.M. Best financial strength rating of “A”. The Company also pays a commitment fee of 0.35% per year on the aggregate unutilized and un-canceled amount of the facility.

In March 2017, the Company determined that it was in breach of a financial covenant under the Funds at Lloyd’s Facility because certain forecast losses in respect of the 2013 year of account of Syndicate 2526 exceeded certain thresholds specified in the Funds at Lloyd’s Facility. In March 2017, the Company obtained a prospective and retroactive waiver of such breach from the lenders under the Funds at Lloyd’s Facility.

Other Letters of Credit Facilities and Standby Letters of Credit

Through the Company's acquisition of Nationale Borg, the Company assumed Nationale Borg's existing credit facilities with Deutsche Bank AG, BHF Bank AG and ING Bank N.V. pursuant to which trade related guarantees and comparable standby letters of credit are issued primarily to secure obligations owed by Nationale Borg to third parties in the normal course of business. See Note 6. "Acquisitions" elsewhere in this report for a description of this transaction. The credit limit under these facilities is

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

approximately €76,803 (or $80,774). The credit facilities were utilized for €59,053 (or $62,106) as of December 31, 2016. The Company recorded total letter of credit interest expense of $486 for the year ended December 31, 2016. As a result of a change in organizational structure within the Company and an internal reinsurance agreement, Nationale Borg was in breach of minimum net worth/solvency covenants contained in both the Deutsche Bank AG and ING Bank N.V. credit facilities as of December 31, 2016. Nationale Borg’s withdrawal of its S&P rating on February 28, 2017 was another event of default in the Deutsche Bank AG facilities. Nationale Borg requested waivers from both lenders as well as amendments to remedy future breaches. ING Bank N.V. provided a waiver and amendment as of February 17, 2017 and Deutsche Bank AG provided a waiver and amendment as of March 21, 2017. In addition, the Company assumed other bank guarantees totaling approximately €269 (or $283).

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank that it utilizes to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company's obligations to workers' compensation and Federal Longshore and Harbor Workers' Compensation Act policyholders. The credit limit is for $75,000, of which $47,967 was utilized as of December 31, 2016.

The Company has an unsecured letter of credit facility with UniCredit Bank that it utilizes to support the collateral posting requirements of its Bermuda reinsurer, AII, to its affiliate ceding insurance subsidiaries. The credit limit is $100,000, all of which was utilized as of December 31, 2016.

In addition, the Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $101,550 as of December 31, 2016.

Waivers Related to Restatement and Other Matters

In March 2017, the Company obtained waivers from the required lenders under each of its credit facilities and secured loan agreements that the Company determined that an event of default had occurred as a result of the restatement and its failure to timely file this form 10-K, including as a result of any related cross defaults, other than noted above under "– Secured Loan Agreements."  Such waivers provided a waiver of all known defaults or events of default under such credit facilities and secured loan agreements, including one or more of the following, as applicable, (i) the occurrence of any defaults and events of default arising from the breach of representations, warranties and covenants contained in certain of the Company's credit facilities due to the restatement of its historical financial statements and related certifications in respect of fiscal years ended December 31, 2015 and 2014, and the quarterly periods in 2016 and the delay in filing its Form 10-K for the fiscal year ended December 31, 2016, (ii) the occurrence of any cross default that may have arisen from events of default under the Company’s other indebtedness as a result of the restatement and failure to timely deliver the Form 10-K and the failure to obtain a waiver from the lenders under certain other credit facilities, (iii) the occurrence of any cross default that may have arisen from an event of default under Nationale Borg’s credit facilities with Deutsche Bank AG, due to past breaches of certain financial ratios and rating requirements that are no longer applicable and for which waivers have been received, (iv) the occurrence of any cross default that may have arisen from an event of default under the Funds at Lloyd’s Facility, due to past breaches of a financial covenant that is no longer applicable and for which a prospective and retroactive waiver has been received, and (v) any failure to deliver notices in connection with any of the foregoing.

16. Reinsurance
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

Reinsurance Programs and Retentions

The following tables provide a summary of the Company's primary reinsurance programs as of December 31, 2016 for the United States and internationally:

(Amounts in Thousands)	2016 Domestic Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Workers’ Compensation, Excess of Loss	$10,000	$642,500	100% of $632,500
Property, Per Risk Excess of Loss	$3,000	$31,000	100% of $28,000
Property, Catastrophe Excess of Loss	$20,000	$597,500	100% of $577,500
Surety, Excess of Loss	$500	$30,000	89% of $29,500
Casualty/Professional, Excess of Loss	$3,000	$50,000	100% of $47,000
Umbrella, Quota Share	$1,500	$10,000	100% of $8,500
Equipment Breakdown, Quota Share	$—	$100,000	100% of $100,000

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands)	2016 International Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Property, Per Risk Excess of Loss (AEL)	$800	$8,000	100% of $7,200
Property, Catastrophe Excess of Loss (AEL and ATL)	$7,500	$130,000	96% of $122,500
Property, Per Risk Excess of Loss (ATL)	$1,000	$10,000	100% of 9,000
Surety, Excess of Loss and Quota Share (AEL)	$5,650	$39,550	100% of $33,900
Casualty, Excess of Loss (AEL)	$3,000	$15,000	100% of $12,000
Latent Defect, Excess of Loss (AEL)	$2,900	$50,750	100% of $47,850
Accident and Health, Excess of Loss (AEL)	$725	$29,000	100% of $28,275
Car Care, Excess of Loss (AEL)	$1,000	$65,000	100% of $64,000
Medical Malpractice, Quota Share (AEL)	$7,425	$11,000	32.5% of $11,000
Personal Accident, Excess of Loss (ATL)	$2,000	$50,000	100% of $48,000
Pecuniary Risks (AEL and ATL)	$4,000	$50,000	100% of $46,000
UK Solicitors Specific (AEL)	$1,125	$4,500	100% of $3,375
Marine (ATL)	$2,000	$60,000	100% of $58,000
Nationale Borg Surety (AEL)	$5,650	$113,000	100% of $107,350
Life (ATL)	$725	$72,500	100% of $71,775

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

During 2007, the Company entered into a master agreement with Maiden, as amended, by which its Bermuda subsidiary, AII, and Maiden Reinsurance entered into a quota share reinsurance agreement, as amended (the “Maiden Quota Share”). For a description of this agreement, see Note 17. “Related Party Transactions.”

The effect of reinsurance with related and unrelated companies on premiums and losses for 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016		2015		2014
(Amounts in Thousands)	Written	Earned	Written	Earned	Written	Earned
			As restated		As restated
Premiums:
Direct	$7,727,657	$7,370,202	$6,473,338	$5,994,848	$5,422,484	$4,816,607
Assumed	221,613	256,182	326,199	369,480	669,953	542,463
Ceded	(3,097,943)	(2,958,419)	(2,537,609)	(2,343,087)	(2,151,217)	(1,852,236)
	$4,851,327	$4,667,965	$4,261,928	$4,021,241	$3,941,220	$3,506,834

	As of December 31,
	2016		2015		2014
(Amounts in Thousands)	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE reserves	$890,053	$(3,873,786)	$692,447	$(2,643,443)	$623,193	$(2,149,444)
Unearned premiums	132,840	(1,994,092)	167,409	(1,530,551)	211,177	(1,302,848)
Loss and LAE expense incurred	461,556	(1,776,538)	352,362	(1,497,558)	424,754	(1,217,593)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company continuously updates the reserves on these lines of business based on information available from the ceding insurers. During 2016, the Company had $4,746 of commutations that were included in ceded reinsurance treaties. During 2015, the Company had $129,377 of commutations that were included in ceded reinsurance treaties.

17. Related Party Transactions

Significant Transactions with Maiden Holdings, Ltd.

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal stockholders, and, respectively, the former chairman of the board of directors, a director, and the current Chairman, Chief Executive Officer and President of the Company. As of December 31, 2016, two of our principal stockholders, Leah Karfunkel (one of the Company's directors and co-trustee of the Michael Karfunkel Family 2005 Trust (the "Trust")), and Barry Zyskind, owned or controlled approximately 7.9%, and 7.5%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of Maiden’s board of directors. Maiden Reinsurance Ltd. ("Maiden Reinsurance"), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AII, and Maiden Reinsurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Reinsurance an amount equal to 40% of the premium written for certain lines of business by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd. ("AEL"), net of commissions). AII also retrocedes 40% of losses. Certain business that the Company commenced writing after the effective date of the Maiden Quota Share, including, among other lines, the Company's European medical liability business discussed below, business assumed from Tower Group International, Ltd. ("Tower") pursuant to the cut-through quota share reinsurance agreement, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters Limited (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 is not ceded to Maiden Reinsurance under the Maiden Quota Share (ceded business defined as “Covered Business”).

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

The Company, through its subsidiaries AEL and AIU, has a reinsurance agreement with Maiden Reinsurance by which the Company cedes to Maiden Reinsurance 40% of its European medical liability business, including business in force at April 1, 2011. From April 1, 2011 through June 30, 2016, that percentage ceded by both AEL and AIU was 40%. Effective July 1, 2016, the percentage ceded by AEL decreased to 32.5%, and, effective July 1, 2017, will decrease to 20%. The quota share had an initial term of one year and was renewed through March 31, 2018. The agreement can be terminated by either party on four months’ prior written notice. Maiden Reinsurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%. The Company did not receive any profit commissions for this business for the years ended December 31, 2016 or 2015.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following is the effect on the Company’s results of operations for the years ended December 31, 2016, 2015 and 2014 related to the Maiden Quota Share agreement:

(Amounts in Thousands)	2016	2015	2014
Results of operations:
Premium written – ceded	$(2,012,452)	$(1,899,148)	$(1,592,457)
Change in unearned premium – ceded	66,938	182,967	211,897
Earned premium – ceded	$(1,945,514)	$(1,716,181)	$(1,380,560)
Ceding commission on premium written	$654,140	$564,156	$493,342
Ceding commission – deferred	(54,631)	(53,364)	(88,271)
Ceding commission – earned	$599,509	$510,792	$405,071
Incurred loss and loss adjustment expense – ceded	$1,312,347	$1,116,308	$885,362

Note Payable to Maiden — Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, the Company entered into a loan agreement with Maiden Reinsurance during the fourth quarter of 2007, whereby Maiden Reinsurance loaned to the Company the amount equal to AII's quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. Advances under the loan, which were made in three separate tranches of $113,542 (December 2007), $20,192 (April 2008) and $34,240 (June 2008), are secured by promissory notes and totaled approximately $167,975 as of December 31, 2016 and 2015. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points (which is applicable to all three advances) and is payable on a quarterly basis. The Company recorded $2,360, $1,865 and $1,797 of interest expense during the years ended December 31, 2016, 2015 and 2014, respectively. The maturity date with respect to each advance is ten years from the date the advance was made. Effective December 1, 2008, AII and Maiden Reinsurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Reinsurance is required to provide AII the assets required to secure Maiden’s proportional share of AII’s obligations to the AmTrust Ceding Insurers. In addition, pursuant to the quota share reinsurance agreement among AEL, AIU and Maiden Reinsurance for the Company’s European medical liability business, Maiden Reinsurance is required to provide AEL and AIU the assets required to secure AEL’s and AIU’s obligations. The aggregate amount of this collateral as of December 31, 2016 was approximately $3,101,232. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

The Company, through a subsidiary, has a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $26,091, $24,130 and $19,896 of brokerage commission during the years ended December 31, 2016, 2015 and 2014, respectively. The brokerage commission was recorded as a component of service and fee income.

Asset Management Agreement

A subsidiary of the Company manages the assets of Maiden Reinsurance and certain of its affiliates for an annual rate of 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less, and an annual rate of 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is more than $1,000,000. The Company managed approximately $4,750,000 of assets as of December 31, 2016, related to this agreement. As a result of this agreement, the Company recorded approximately $6,925, $6,057 and $5,213 of asset management fees for the years ended December 31, 2016, 2015 and 2014, respectively. The asset management fees were recorded as a component of service and fee income.

Significant Transactions with National General Holding Corp.

The Company has an ownership interest in NGHC of approximately 12%. NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates twenty-two insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. NGHC's two largest stockholders are the Trust and a grantor retained annuity trust controlled by Leah Karfunkel. Leah Karfunkel,

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

who is co-trustee of the Trust along with Barry Zyskind, is a member of the Company's board of directors and the mother-in-law of Barry Zyskind, the Company's Chairman, President and Chief Executive Officer. The ultimate beneficiaries of the Trust include Leah Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Barry Karfunkel, the son of Leah Karfunkel and brother-in-law of Barry Zyskind, is the chief executive officer of NGHC and Barry Zyskind is NGHC's non-executive chairman of the board. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

In August 2015, NGHC issued 11,500,000 common shares in a follow on public offering, which resulted in the Company reducing its ownership percentage in NGHC from approximately 13% to approximately 12%. As a result of the stock issuance, the Company recognized a gain on sale of its equity investment of approximately $9,271, which is included in equity in earnings of unconsolidated subsidiary. Similarly, in February 2014, NGHC issued approximately 13,600,000 common shares in a follow on Rule 144A offering, which resulted in the Company reducing its ownership percentage in NGHC from approximately 15% to 13%. As a result of the stock issuance, the Company recognized a gain on sale of its equity investment of $14,712, which is included in equity in earnings of unconsolidated subsidiary. In total, the Company recorded $15,626, $25,385 and $28,351 of investment income during the years ended December 31, 2016, 2015 and 2014, respectively, related to its equity investment in NGHC.

Master Services Agreement

The Company provides NGHC and its affiliates information technology services in connection with the development and licensing of a policy management system. The Company provides the license at a cost that is currently 1.25% of gross premiums written of NGHC and its affiliates plus the Company’s costs for development and support services. The Company provides development services at a price of cost plus 20%. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company also provides NGHC and its affiliates lockbox services for policies processed on the system, and scanning of correspondence and supplemental materials. The Company charges NGHC for these services based on actual volume and actual cost. The Company recorded approximately $46,113, $35,896 and $25,632 of fee income for the years ended December 31, 2016, 2015 and 2014, respectively, related to this agreement.

Asset Management Agreement

A subsidiary of the Company manages the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual rate to 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less, and an annual rate of 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is more than $1,000,000. The Company managed approximately $2,905,000 of assets as of December 31, 2016 related to this agreement. As a result of this agreement, the Company recorded approximately $3,613, $2,676 and $2,006 of asset management fees for the years ended December 31, 2016, 2015 and 2014, respectively. The asset management fees were recorded as a component of service and fee income.

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

NGHC has an office lease with 800 Superior under which it currently leases office space. The lease agreement is through 2027. NGHC paid 800 Superior approximately $2,733, $2,593, and $2,056 of rent for the years ended December 31, 2016, 2015 and 2014, respectively. As discussed in Note 24. "New Market Tax Credit," 800 Superior, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

4455 LBJ Freeway, LLC

In 2015, the Company and NGHC each acquired an ownership interest in 4455 LBJ Freeway, LLC ("4455 LBJ Freeway"), which owns an office building in Dallas, Texas. The cost of the building was approximately $21,050. The Company has been appointed the managing member of 4455 LBJ Freeway. Additionally, in conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of 4455 LBJ Freeway. As such, in accordance with ASC 810-10, Consolidation, the Company consolidates this entity. NGHC's portion of the net assets and earnings are recorded within non-controlling interest in the condensed consolidated financial statements. The Company recorded approximately $1,385 and $583 of service and fee income related to rent for the year ended December 31, 2016 and 2015.

Significant Transactions with ACP Re, Ltd.

ACP Re, Ltd. (“ACP Re”) is a privately-held Bermuda reinsurance holding company owned by the Trust. In September 2014, a subsidiary of ACP Re merged with Tower. The following section describes the agreements in place between the Company and its subsidiaries and ACP Re and its subsidiaries.

Asset Management Agreement

A subsidiary of the Company manages the assets of ACP Re, Ltd. and certain of its subsidiaries for an annual rate of 0.20% of the average aggregate value of the assets under management, excluding investment in AmTrust stock, for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less, and an annual rate of 0.15% of the average aggregate value of the assets under management, excluding investments in AmTrust stock, for the preceding quarter if the average aggregate value for the preceding quarter is more than $1,000,000. The Company managed approximately $424,000 of assets as of December 31, 2016. The Company recorded approximately $904, $1,600, and $214 for these services for the years ended December 31, 2016, 2015 and 2014, respectively. The asset management fees were recorded as a component of service and fee income.

Agreements as a result of ACP Re / Tower Merger

The Company and ACP Re entered into the agreements and transactions described below as a result of ACP Re’s acquisition of 100% of the outstanding stock of Tower on September 14, 2014. As described in the Company's Current Report on Form 8-K filed on July 29, 2016, in July 2016, Tower’s statutory insurance companies (the “Tower Companies”) merged into CastlePoint National Insurance Company (“CNIC”), with CNIC as the surviving entity, in connection with the Plan of Conservation and Liquidation developed by the Commissioner of Insurance of the State of California for CNIC (the "Conservation Plan"). Upon the approval of the Conservation Plan on September 13, 2016 by the Superior Court of the State of California, and a $200,000 contribution to CNIC by members of the Michael Karfunkel family on September 20, 2016 (the "Contribution"), several of the agreements described below were either amended or terminated.

Commercial Lines Reinsurance Agreements
TIC entered into the Commercial Lines Quota Share Reinsurance Agreement (the “CL Reinsurance Agreement”) with the Tower Companies pursuant to which TIC reinsured 100% of all losses under the Tower Companies’ new and renewal commercial lines business written after September 15, 2014. The ceding commission payable by TIC under the CL Reinsurance Agreement was equal to the sum of (i) reimbursement of the Tower Companies’ acquisition costs in respect of the business covered, including commission payable to AmTrust North America, Inc., a subsidiary of the Company (“ANA”), pursuant to the CL MGA Agreement described below, and premium taxes and (ii) 2% of gross written premium (net of cancellations and return premiums) collected pursuant to the CL MGA Agreement described below. In connection with the approval of the Conservation Plan, TIC assumed, as its direct obligations, all claims reinsured under the CL Reinsurance Agreement and received the right to collect all outstanding premiums. The CL MGA Agreement terminated pursuant to the Conservation Plan.

Commercial Lines MGA Agreement
Until CNIC's placement into receivership, ANA produced and managed all new and renewal commercial lines business written by the Tower Companies pursuant to the Commercial Lines Managing General Agency Agreement (the “CL MGA Agreement”). As described above, all post-September 15, 2014 commercial lines business written by the Tower Companies was reinsured by TIC pursuant to the CL Reinsurance Agreement. The Tower Companies paid ANA a 10% commission on all business written

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

pursuant to the CL MGA Agreement and reimbursed ANA for commissions payable to agents producing such business. All payments by the Tower Companies to ANA pursuant to the CL MGA Agreement were netted out of the ceding commission payable by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL MGA Agreement terminated pursuant to the Conservation Plan. The Company did not record any commission during the year ended December 31, 2016, and recorded $3,210 of commission under the CL MGA Agreement during the year ended December 31, 2015. The commission income was recorded as a component of service and fee income. There is no longer any commercial lines business managed under this agreement.

Commercial Lines Administrative Services Agreement
ANA, the Tower Companies and CastlePoint Reinsurance Company, Ltd. (“CP Re”, a subsidiary of ACP Re) entered into the Commercial Lines LPTA Administrative Services Agreement (the “CL Administrative Agreement”) pursuant to which ANA administered the runoff of CP Re’s and the Tower Companies’ commercial lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimbursed ANA for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to ANA’s claims systems and an allocated portion of the claims service expenses paid by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The Company charged ACP Re $9,395 and $34,869 for these services during the year ended December 31, 2016 and 2015, which were recorded as a reduction of salary and other expense. The CL Administrative Agreement terminated upon the approval of the Conservation Plan and the making of the Contribution discussed above.
Stop-Loss and Retrocession Agreements
AII and National General Re, Ltd., a subsidiary of NGHC (“NG Re Ltd.”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the “Stop-Loss Agreement”) with CP Re. AII and NG Re Ltd. also entered into an Aggregate Stop Loss Retrocession Contract (the “Retrocession Agreement”) with ACP Re pursuant to which ACP Re would reinsure the full amount of any payments that AII and NG Re Ltd. were obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of the Company and NGHC had agreed to provide, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement would have been triggered only at such time as CP Re’s ultimate net loss related to the runoff of the pre-September 15, 2014 Tower business exceeded a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014. Upon the approval of the Conservation Plan and the making of the Contribution discussed above, the Stop-Loss Agreement and the Retrocession Agreement terminated.
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
Until the restructuring of the ACP Re Credit Agreement, it had a maturity date of September 15, 2021. Outstanding borrowings under the ACP Re Credit Agreement bore interest at a fixed annual rate of 7%, payable semi-annually on the last day of January and July. Fees payable to the Company for its service as Administrative Agent continue to include an annual fee equal to $30, plus reimbursement of costs, expenses and certain other charges. Prior to the restructuring, the obligations of the Borrowers were secured by (i) a first-priority pledge of 100% of the stock of ACP Re and ACP Re’s U.S. subsidiaries and 65% of the stock of certain of ACP Re’s foreign subsidiaries, and (ii) a first-priority lien on all of the assets of the Borrowers and Guarantor and certain of the assets of ACP Re’s subsidiaries (other than the Tower Companies).
The Borrowers continue to have the right to prepay the amounts borrowed, in whole or in part. Until the restructuring, the Borrowers were required to prepay the amounts borrowed within thirty (30) days from the receipt of net cash proceeds received by ACP Re from (i) certain asset sales, (ii) the disposition of certain equity interests, (iii) the issuance or incurrence of certain debt, (iv) any dividend or distribution from Tower subsidiaries to ACP Re, (v) premiums and other payments received pursuant to the Retrocession Agreement, and (vi) any tax refunds, pension plan reversions, insurance proceeds, indemnity payments, purchase price adjustments (excluding working capital adjustments) under acquisition agreements, litigation proceeds and other similar receipts received by the Borrowers after the effective date of the ACP Re Credit Agreement, unless any of the foregoing proceeds

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(other than payments received pursuant to the Retrocession Agreement) are required for the ordinary course business operations of the Borrowers. The Borrowers were also required to deposit any excess cash flow (including payments under the Amended and Restated Commercial Lines Master Agreement) into a reserve account that also secured Borrowers’ obligations under the ACP Re Credit Agreement. Any funds in the reserve account after January 1, 2018 that exceeded the amount of interest payable by the Borrowers for the remainder of the term of the ACP Re Credit Agreement would be applied by the Borrowers as a prepayment of principal under the ACP Re Credit Agreement.
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
As of December 31, 2016 and 2015, the Company recorded $126,298 and $129,375, respectively, of loan and related interest receivable as a component of other assets on the condensed consolidated balance sheet. The Company recorded total interest income of approximately $7,593 and $8,701 for the years ended December 31, 2016 and 2015, respectively, under the ACP Re Credit Agreement.
Restructuring of ACP Re Credit Agreement

As disclosed in the Company's Current Report on Form 8-K filed on September 21, 2016, the Company, AII, NG Re Ltd., ACP Re Holdings, LLC and the Trust entered into an Amended and Restated Credit Agreement on September 20, 2016, following approval by the Superior Court of the State of California of the Conservation Plan, and the Contribution by members of the Michael Karfunkel family to CNIC. The Amended and Restated Credit Agreement incorporates the following restated terms: (a) the borrower became ACP Re Holdings, LLC, a Delaware limited liability company owned by the Trust; (b) the Trust will cause ACP Re Holdings, LLC to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to ACP Re Holdings, LLC of assets having a market value of at least the shortfall (the “Maintenance Covenant”); (c) the amounts borrowed are secured by equity interests, cash and cash equivalents, other investments held by ACP Re Holdings, LLC and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant; (d) the maturity date changed from September 15, 2021 to September 20, 2036; (e) interest on the outstanding principal balance of $250,000 is a fixed annual rate of 3.70% (payable in cash, semi-annually in arrears), provided that up to 1.20% thereof may be paid in kind; (f) commencing on September 20, 2026, and for each year thereafter, 2% of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable; (g) at the Lenders’ discretion, ACP Re Holdings, LLC may repay the loan using cash or tradeable stock of an equivalent market value of any publicly traded company on the NYSE, NASDAQ or London stock exchange; and (h) a change of control of greater than 50% and an uncured breach of the Maintenance Covenant are included as events of default.
Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Leah Karfunkel and George Karfunkel. The lease term is through May 2023. The Company paid approximately $1,962, $1,894 and $1,880 for the years ended December 31, 2016, 2015 and 2014, respectively, for this leased office space.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company leased office space in Chicago, Illinois from 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Leah Karfunkel and George Karfunkel. The lease terminated on May 31, 2016. The Company paid approximately $197, $597, and $444 for the years ended December 31, 2016, 2015 and 2014, respectively, for this leased office space. The Company now leases office space in Chicago, Illinois from IC 233 Building Company LLC, a wholly-owned subsidiary of Illinois Center Building Company L.P. ("Illinois Center"), discussed below. The lease term is ten years through the end of May 2026. The Company's rent expense was $656 during the year ended December 31, 2016 for this leased office space.

Equity Investments in Limited Partnerships

In February 2015, the Company invested approximately $9,700 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. NGHC is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Leah Karfunkel and managed by an unrelated third party. The Company and NGHC each received a 45% limited partnership interest in North Dearborn for their respective $9,700 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. From time to time, the Company, NGHC and NA Advisors will make capital contributions to, or receive distributions from, North Dearborn, in all instances in accordance with their respective ownership percentages. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three-month lag basis. The Company recorded $842 and $755 of income from this investment during the year ended December 31, 2016 and 2015.

In August 2015, certain of the Company's subsidiaries invested approximately $53,715 in Illinois Center, a limited partnership that owns an office building complex in Chicago, Illinois. NGHC and ACP Re are also limited partners in Illinois Center, and the general partner is NA Advisors. The Company and NGHC each have a 37.5% limited partnership interest in Illinois Center, while ACP Re has a 15.0% limited partnership interest. NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. From time to time, the Company, NGHC, ACP Re and NA Advisors will make capital contributions to, or receive distributions from, Illinois Center, in all instances in accordance with their respective ownership percentages. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three-month lag basis. The Company recorded $2,942 and $1,292 of income from this investment during the year ended December 31, 2016 and 2015.

These limited partnerships are considered variable interest entities ("VIEs"). Based on current accounting guidance, the Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having: (i) power over the significant activities of the entity, and (ii) having an obligation to absorb losses or the right to receive benefits from the VIE that are potentially significant to the VIE. The Company performed a primary beneficiary analysis on the aforementioned limited partnerships and determined the Company was not the primary beneficiary since it does not have power over the significant activities of the entity. These limited partnerships are recorded as a component of other investments on the condensed consolidated balance sheet. The carrying value of these limited partnerships, in aggregate, was $72,328 and $64,869 as of December 31, 2016 and 2015, respectively. The maximum exposure to loss, which is the estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of the Company's interests declines to zero, without any consideration of recovery or offset from any economic hedges, was $72,328 and $64,869 as of December 31, 2016 and 2015, respectively. The maximum exposure to loss is a required disclosure under U.S. GAAP and is not an indication of expected loss.

Use of Company Aircraft

The Company and its wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), are each a party to aircraft time share agreements with each of Maiden and NGHC. The agreements provide for payment to the Company or AUI for usage of their respective company-owned aircraft and cover actual expenses incurred and permissible under federal aviation regulations. Such expenses include, among others, travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes. Neither the Company nor AUI charges Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircrafts (for example, aircraft purchase costs, insurance and flight crew salaries). During the years ended December 31, 2016, 2015 and 2014, Maiden paid $62, $89, and $52,

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

respectively, and NGHC paid $133, $201, and $133, respectively, for their respective use of the company-owned aircraft under these agreements.

In addition, for personal travel, Barry Zyskind and Leah Karfunkel each entered into an aircraft reimbursement agreement with the Company and AUI. Since entering into such agreements, Mr. Zyskind and Mrs. Karfunkel have each fully reimbursed the Company and AUI for the incremental cost billed by the Company and AUI for their respective personal use of the company-owned aircraft. Mr. Zyskind reimbursed the Company and AUI $937, $531, and $235 for his personal use of the aircraft during the years ended December 31, 2016, 2015 and 2014, respectively. Mrs. Karfunkel's personal use of the aircraft during the year ended December 31, 2016 was immaterial.

18. Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the years ended December 31, 2016, 2015 and 2014. Deferred acquisition cost amortization expense is comprised of certain policy acquisition costs as well as certain salary and benefits, and was $761,814, $662,085 and $538,710 for the years ended December 31, 2016, 2015 and 2014.

(Amounts in Thousands)	2016	2015	2014
		As restated	As restated
Policy acquisition expenses	$589,313	$468,634	$460,325
Salaries and benefits	538,216	463,669	383,140
Other insurance general and administrative expense	102,639	61,268	27,237
	$1,230,168	$993,571	$870,702

19. Share Based Compensation

The Company's 2010 Omnibus Incentive Plan (the “Plan”), which permits the Company to grant to officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s stock, authorizes up to an aggregate of 14,630,136 shares of Company stock for awards of options to purchase shares of the Company’s common stock ("Stock Options"), restricted stock, restricted stock units (“RSU”), performance share units ("PSU") or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued may not exceed 14,630,136 shares, subject to the authority of the Company’s Board of Directors to adjust this amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of December 31, 2016, approximately 7,000,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense under FASB ASC 718-10-25 for its share-based payments based on the fair value of the awards. Compensation expense for all share-based payments under ASC 718-10-30 was approximately $23,286, $22,763 and $19,114 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company has unrecognized compensation cost related to unvested stock options, restricted stock and non-vested RSU awards of approximately $44,975, $39,111 and $36,882 as of December 31, 2016, 2015 and 2014, respectively.

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

The following schedule shows all options granted, exercised, and expired under the Plan for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,783,880	$6.99	3,868,740	$5.80	5,994,920	$5.25
Granted	10,000	25.91	100,000	28.04	75,000	18.93
Exercised	(474,657)	4.17	(1,109,712)	4.59	(2,184,240)	4.75
Forfeited	(13,872)	24.69	(75,148)	9.17	(16,940)	3.52
Outstanding at end of year	2,305,351	$7.54	2,783,880	$6.99	3,868,740	$5.80

The weighted average grant date fair value of options granted was $6.03, $11.31 and $8.07 during 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, all option grants outstanding had an approximate weighted average remaining life of 2.5 and 3.0 years, respectively. As of December 31, 2016 and 2015, there were approximately 2,200,000 options and 2,600,000 options, respectively, with a weighted average exercise price of $6.83 and $5.86, respectively, which were exercisable.

The per share fair value of options was estimated at the date of grant based on the following weighted average assumptions for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Volatility	30.04%	40.81%	41.72%
Risk-free interest rate	1.94%	1.97%	2.62%
Weighted average expected lives in years	6.00	6.25	6.25
Dividend rate	2.62%	1.84%	1.77%
Forfeiture rate	0.50%	0.50%	0.50%

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

The intrinsic value of stock options exercised during 2016, 2015 and 2014 was $10,128, $26,444 and $35,597, respectively. The intrinsic value of stock options that were outstanding as December 31, 2016, 2015 and 2014 was $45,812, $66,300 and $86,393, respectively. The intrinsic value of stock options that were exercisable as of December 31, 2016, 2015 and 2014 was $45,506, $64,705 and $83,371, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Cash received from options exercised was $1,909, $4,907 and $10,589 during 2016, 2015 and 2014 respectively. The excess tax benefit from award exercises was approximately $5,930, $10,211 and $10,281 for the years ended December 31, 2016, 2015 and 2014, respectively. Such benefits were recorded as a reduction of income tax payable and an increase in additional paid-in capital.

Restricted stock, RSU and PSU

The Company grants restricted shares, RSUs and PSUs with a grant date value equal to the closing stock price of the Company's stock on the dates the shares or units are granted. The restricted shares and RSUs vest over a period of one to four years, while PSUs vest based on the terms of the awards. As of December 31, 2016 and 2015, all restricted stock, RSU and PSU outstanding had an approximate weighted average remaining life of 1.4 and 1.3 years, respectively.

A summary of the Company’s restricted stock and RSU activity for the years ended December 31, 2016, 2015 and 2014 is shown below:

	2016		2015		2014
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	1,853,516	$20.54	2,611,022	$16.70	1,834,030	$12.22
Granted	994,289	25.91	476,942	29.27	1,804,716	19.60
Vested	(832,524)	17.65	(1,200,800)	15.66	(995,068)	13.69
Forfeited	(50,270)	24.19	(33,648)	20.95	(32,656)	16.60
Non-vested at end of year	1,965,011	$24.38	1,853,516	$20.54	2,611,022	$16.70

A summary of the Company's PSU activity for the years ended December 31, 2016, 2015 and 2014 is shown below:

	2016		2015		2014
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	752,466	$24.58	549,670	$19.42	318,906	$14.67
Granted	198,881	26.16	373,628	29.93	338,150	22.60
Vested	(234,358)	22.89	(155,842)	18.86	(79,420)	14.67
Forfeited	(36,392)	25.64	(14,990)	28.13	(27,966)	17.20
Non-vested at end of year	680,597	$25.57	752,466	$24.58	549,670	$19.42

PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of a pre-determined period.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

20. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2016, 2015 and 2014:

(Amounts in Thousands) Income Tax Provision (Benefit)	2016	2015	2014
		As restated	As restated
Current expense (benefit)
Federal	$(13,084)	$74,967	$214,362
Foreign	46,020	20,442	26,142
Total current tax expense	32,936	95,409	240,504
Deferred expense (benefit)
Federal	$67,154	$(71,446)	$(28,645)
Foreign	(14,783)	14,983	(183,492)
Total deferred tax expense	52,371	(56,463)	(212,137)
Total income tax expense	$85,307	$38,946	$28,367

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the years ended December 31, 2016, 2015 and 2014:

(Amounts in Thousands)	2016	2015	2014
		As restated	As restated
Income before equity in earnings (loss) of unconsolidated subsidiaries	$500,051	$471,194	$415,280
Tax at federal statutory rate of 35%	$175,018	$164,918	$145,349
Tax effects resulting from:
Permanent adjustments	(5,091)	(121,923)	9,171
Foreign rate differential	(56,637)	(98,059)	(115,513)
Adjustments to prior year taxes	(17,504)	(68,075)	(21,995)
Valuation allowance	(12,874)	149,842	—
Other, net	2,395	12,243	11,355
	$85,307	$38,946	$28,367
Effective tax rate	17.1%	8.3%	6.8%

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2016 and 2015 are shown below:

(Amounts in Thousands)	2016	2015
		As restated
Deferred tax assets:
Net operating loss carryforward	$224,918	$173,280
Unearned premiums	150,167	138,751
Ceding commission	146,503	130,896
Loss and LAE reserves	73,873	100,545
Other	109,408	88,306
Deferred revenue	61,780	90,317
Unrealized loss on investments	—	20,229
Bad debt	25,489	18,598
Deferred compensation	6,655	8,677
Total gross deferred tax assets	798,793	769,599
Valuation allowance	(142,462)	(141,608)
	$656,331	$627,991
Deferred tax liabilities:
Deferred acquisition costs	$(384,656)	$(314,915)
Equity results which cannot be liquidated tax free	(57,614)	(52,305)
Intangible assets	(89,133)	(51,724)
Depreciation	(49,411)	(46,834)
Other	(3,489)	(31,458)
Equalization reserves	(15,890)	(11,151)
Accrual market discount	(10,144)	(6,792)
Cash surrender value on insurance	(2,299)	(2,106)
Unrealized gain on investments	(27,663)	—
	(640,299)	(517,285)
Deferred tax asset, net	$16,032	$110,706

The Company's net deferred tax asset at December 31, 2016, is included in Other assets in the Consolidated Balance Sheet. The likelihood of realizing deferred tax assets is reviewed periodically. Any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

The Company has U.S. Net Operating Losses (“NOLs”) of $26,375 that expire beginning in 2019 through 2036. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $9,084 per year. The Company also has foreign NOLs of $775,367, the majority of which have no expiration. The Company's management believes that as of December 31, 2016, except for a portion of foreign and domestic NOLs, it will realize the benefits of its deferred tax assets, which are included as a component of the net deferred income taxes on the condensed consolidated balance sheet (net deferred tax liability is included in other liabilities on the consolidated balance sheets). The Company placed a valuation allowance on a significant portion of the foreign NOLs as of December 31, 2015. The valuation allowance was the result of the inability to generate sufficient future income in Luxembourg in order to fully utilize the NOLs incurred to date. Even though the NOLs do not have an expiration date, the Company determined that a valuation allowance should be placed on the portion that is unlikely to ever be utilized. As a result, the Company recorded a valuation allowance of $142,462 and $141,608, as of December 31, 2016 and December 31, 2015, respectively. The increase in the valuation allowance in 2016 was primarily due to the acquisition of Genworth, which had a significant amount of NOLs and related valuation allowance.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

During 2016, the Company recorded a valuation allowance release of $9,923 related to a portion of the valuation allowance, more specifically, the valuation allowance that was set up against the U.K NOLs. The impact of the valuation allowance was offset by an increase to the valuation allowance related to the acquisition of Genworth. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2016, management determined that there was sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $9,923 are realizable due in part because of group relief and updated future earnings projections. The Company therefore reduced the valuation allowance accordingly.

As a result of filing amended income tax returns for AmTrust Holdings Luxembourg S.a.r.l. during 2016, received during the fourth quarter of 2016, the Company determined that there needed to be a correction to the amount of the NOL carryforward. As the Company went through the process of updating the Luxembourg NOL carryforward amount, it was determined that the Company was not carrying the NOL carryforwards in Euros (currency used to file returns) and then converting to U.S. dollars on a period by period basis to determine the actual amount of the NOL carryforward that should be recorded in the footnote. In previous periods, the Company was using the U.S. dollar amounts that were reported on the financial statements for each period provided. Using the financial statement loss amount would equate to the NOL amount generated on a filed tax return because there are very little book to tax adjustments. The amended returns did not result in a significant change in the overall NOL carryforwards, rather the large change was a result of tracking the NOLs in Euro and converting to U.S. dollars using a spot rate for the reporting period. Given how the Euro to U.S. dollar exchange rate has moved since 2013, the methodology change resulted in a large reduction ($95,000) to the overall gross NOL carryforward in 2015, and an overstatement of our deferred tax asset by $28,000. However, since the Company is basically in a full valuation allowance position for the Luxembourg NOL carryforwards, the Company's 2015 valuation allowance was overstated by $28,000, meaning there was no overall impact to the Luxembourg deferred tax position. As the NOL carryforward was reduced, there was a corresponding reduction in the Luxembourg NOL valuation allowance. The Company has revised its 2015 deferred tax schedule above from what was presented in the 2015 Form 10-K. The Company corrected this error with a $28,000 deferred tax asset correction and an offsetting $28,000 change to the valuation allowance going through the effective tax rate reconciliation (no net impact on ending deferred balance or tax expense since these offset). This correction does not impact the financial statements, but instead only impacts the individual components of the deferred tax footnote and effective tax rate reconciliation presentation. The overall footnote remained unchanged since both items were part of the deferred tax asset section of the footnote.

The earnings of certain of the Company's foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. At December 31, 2016 and 2015, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $315,712 and $329,489, respectively.

The Company's major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction.  Generally, the Company’s statute of limitations is open for tax years ended December 31, 2011 and forward.  The Company is currently under audit in the U.S. for tax years 2013 and 2014. The audit is ongoing as of December 31, 2016 and is expected to close during 2017.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

Open Tax Years
United States	2013-2015
United Kingdom	2015
Ireland	2011-2015

As permitted by ASC 740-10 Income Taxes, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision.  The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of December 31, 2016 and 2015.  No interest or penalties have been recorded by the Company for the years ended December 31, 2016, 2015, and 2014. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

21. Employee Benefit Plans

The Company sponsors multiple defined contribution pension plans, which are available to a majority of its employees. Contributions to these plans were based on a percentage of employee contributions or earnings. The cost of the Company's domestic plan was approximately $8,363, $6,693 and $4,241 for the years ended December 31, 2016, 2015 and 2014, respectively. The cost of the Company's European plans was approximately $4,193, $3,815, and $6,167 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has a frozen defined benefit pension plan for one of its European subsidiaries, which covers approximately 300 participants and two frozen defined benefit pension plans for two of its domestic subsidiaries, which covers approximately 850 participants. The Company's obligation associated with these plans as well as the plans' impact on the Company's results of operations, financial position or liquidity were immaterial for all periods presented.

22. Earnings per Share

The Company implemented a two-for-one stock split on February 2, 2016. As such, the weighted average number of shares used for basic and diluted earnings per share have been adjusted retrospectively to reflect the effect of the split.

During the years ended December 31, 2015 and December 31, 2014, the Company's unvested restricted shares contained rights to receive nonforfeitable dividends and were, therefore, considered participating securities. As a result, the Company computed earnings per share using the two-class method during the years ended December 31, 2015 and December 31, 2014. There were no outstanding unvested restricted shares as of December 31, 2016.

The following is a summary of the elements used in calculating basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

(Amounts in Thousands, except for earnings per share)	2016	2015	2014
		As Restated	As Restated
Basics earnings per share:
Net income attributable to AmTrust common shareholders	$363,139	$419,115	$402,942
Less: Net income allocated to participating securities and redeemable non-controlling interest	—	314	1,129
Net income allocated to AmTrust common shareholders	$363,139	$418,801	$401,813

Weighted average common shares outstanding – basic	172,554	165,166	150,288
Less: Weighted average participating shares outstanding	—	124	422
Weighted average common shares outstanding – basic	172,554	165,042	149,866
Net income per AmTrust common shares – basic	$2.10	2.54	$2.68
Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$363,139	$419,115	$402,942
Less: Net income allocated to participating securities and redeemable non-controlling interest	—	314	1,129
Net income allocated to AmTrust common shareholders	$363,139	$418,801	$401,813

Weighted average common shares outstanding – basic	172,554	165,042	149,866
Plus: Dilutive effect of stock options, convertible debt, other	1,991	3,318	9,168
Weighted average common shares outstanding – dilutive	174,545	168,360	159,034
Net income per AmTrust common shares – diluted	$2.08	2.49	$2.53

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company's anti-dilutive securities excluded from diluted earnings per share calculation were immaterial for the year ended December 31, 2016.
23. Stockholders' Equity

Common Stock

The Company implemented a two-for-one stock split on February 2, 2016.

During 2015, the Company issued an aggregate of 8,450,000 of pre-split adjusted shares of common stock in two separate underwritten public offerings. Total proceeds received from these offerings were $487,087. In addition, the Company incurred approximately $413 in fees and expenses, which were recorded as a reduction in additional paid-in capital.

On December 15, 2015, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the Company's authorized number of shares of common stock from 150,000,000 shares (on a pre-split basis) to 500,000,000 shares.

Preferred Stock

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

In July 2014, the Company completed a public offering of 4,200,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.25% Non-Cumulative Preferred Stock, Series B, $0.01 par value per share (the "Series B Preferred Stock"). In September 2014, the Company completed a public offering of 3,200,000 of its depositary shares, each representing a 1/40th interest in a share of its 7.625% Non-Cumulative Preferred Stock, Series C, $0.01 par value per share (the "Series C Preferred Stock"). Each of the Series B Preferred Stock and the Series C Preferred Stock have a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series B Preferred Stock or Series C Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series B Preferred Stock and Series C Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s Board of Directors, at a rate of 7.25% and 7.625% per annum, respectively, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year, from and including the date of original issuance. The Series B Preferred Stock represented by the depositary shares is not redeemable prior to July 1, 2019. The Series C Preferred Stock represented by the depositary shares is not redeemable prior to September 16, 2019. After those dates, the Company may redeem at its option, in whole or in part, the Series B or Series C Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period.

In June 2013, the Company issued 4,600,000 shares of 6.75% Non-Cumulative Series A Preferred Stock (the “Series A Preferred Stock”). Dividends on the Series A Preferred Stock when, as and if declared by the Company’s Board of Directors, will accrue and be payable on the liquidation preference amount ($25), on a non-cumulative basis, quarterly in arrears on the same dividend payment dates described above, at an annual rate of 6.75%. The shares of Series A Preferred Stock have no stated maturity date and are redeemable in whole or in part at the Company’s option any time after June 10, 2018 at a redemption price of $25 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.

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

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Accumulated Other Comprehensive Income (Loss)

The following tables summarize accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014:

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2013 (As restated)	$12,923	$(7,818)	$(1,985)	$(1,738)	$1,382
Other comprehensive income (loss) before reclassification (As restated)	(21,745)	132,690	1,022	(1,623)	110,344
Amounts reclassed from accumulated other comprehensive income (loss)	—	(7,566)	—	—	(7,566)
Income tax benefit (expense) (As restated)	—	(43,793)	(358)	568	(43,583)
Net current-period other comprehensive income (loss)	(21,745)	81,331	664	(1,055)	59,195
Balance, December 31, 2014 (As restated)	(8,822)	73,513	(1,321)	(2,793)	60,577
Other comprehensive income (loss) before reclassification (As restated)	(89,252)	(171,109)	955	4,132	(255,274)
Amounts reclassed from accumulated other comprehensive income	—	4,918	—	—	4,918
Income tax benefit (expense) (As restated)	—	58,167	(334)	(1,446)	56,387
Net current-period other comprehensive income (loss)	(89,252)	(108,024)	621	2,686	(193,969)
Balance, December 31, 2015 (As restated)	(98,074)	(34,511)	(700)	(107)	(133,392)
Other comprehensive income (loss) before reclassification	(90,129)	177,395	835	(3,064)	85,037
Amounts reclassed from accumulated other comprehensive income	—	(30,715)	—	—	(30,715)
Income tax benefit (expense)	—	(46,339)	(307)	(6)	(46,652)
Net current-period other comprehensive income (loss)	(90,129)	100,341	528	(3,070)	7,670
Balance, December 31, 2016	$(188,203)	$65,830	$(172)	$(3,177)	$(125,722)

During the years ended December 31, 2016, 2015 and 2014, amounts reclassed from accumulated other comprehensive income (loss) into net income were included in net realized gain on investment.

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

The Company and NGHC are each entitled to receive an equal portion of 49% of the benefits derived from the NMTCs generated by 800 Superior Investment Fund II LLC, while KCDC is entitled to the remaining 51%. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. During this seven years' period, the entities involved are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in the projected tax benefits not being realized and, therefore, could require the Company to indemnify KCDC for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company does not anticipate any credit recaptures will be required in connection with this arrangement. In addition, this transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase KCDC's interest in the Investment Funds in September 2019 at the end of the recapture period. The Company believes that KCDC will exercise its put option and, therefore, attributed an insignificant value to the put/call.

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

Pending Acquisitions

In the fourth quarter of 2016, the Company entered into an agreement to acquire AmeriHealth Casualty Insurance Company ("AmeriHealth Casualty") from Independence Health Group, Inc. ("IHG") for approximately $90,000 in cash. The transaction was to be funded with existing working capital. AmeriHealth Casualty primarily services small-to-medium-sized businesses and municipalities, and is one of the largest workers' compensation carriers in Pennsylvania and New Jersey. The acquisition closed in February 2017, at which time the Company paid an aggregate purchase price of $92,786 for the stock of AmeriHealth. See Note 30. "Subsequent Events."

Lease Commitments

The Company is obligated under approximately 120 leases for office space expiring at various dates through 2027. Future minimum lease payments as of December 31, 2016 under non-cancellable operating leases for each of the next five years are approximately as follows:

(Amounts in Thousands)
2017	$29,879
2018	27,047
2019	24,311
2020	22,619
2021	20,552
2022 and Thereafter	52,948
$177,356

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $28,207, $20,336 and $16,314, respectively.

Employment Agreements

The Company has employment agreements with approximately 51 of its key executives and employees. The agreements terminate on varying dates through 2021, contain annual minimum levels of compensation, and contain bonuses based on the Company achieving certain financial targets. The annual future minimum compensation payments in the aggregate through 2021 are as follows:

(Amounts in Thousands)
2017	$17,213
2018	8,940
2019	3,394
2020	1,700
2021	661
$31,908

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

26. Statutory Financial Data, Risk Based Capital and Dividend Restrictions

The Company’s insurance subsidiaries file financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences relate to (1) acquisition costs incurred in connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) limitation on net deferred tax assets created by the tax effects of temporary differences; (3) unpaid losses and loss expense, and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; (4) fixed maturity portfolios that are carried at fair value instead of amortized cost and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes; (5) certain assets designated as “non-admitted assets” are charged against surplus under SAP; and (6) workers’ compensation reserves for insurance companies domiciled in the state of Delaware are discounted. The Commissioner of Insurance of the State of Delaware has allowed TIC, WIC and SNIC to discount non-tabular workers’ compensation loss reserves, which is a permitted practice that differs from SAP. Additionally, the New York Department of Financial Services has adopted the prescribed accounting practices of discounting workers’ compensation known case loss reserves on a non-tabular basis, which impacted RIC. The effect of using these permitted and prescribed practices was to increase TIC’s, WIC's, SNIC's and RIC's statutory capital and surplus by $26,968, $6,213, $4,437, and $6,733, respectively, at December 31, 2016.

Property and casualty insurance companies in the United States are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners ("NAIC"). Under such requirements, the amount of statutory capital and surplus maintained by a property and casualty insurance company is to be determined on various risk factors. As of December 31, 2016 and 2015, the statutory capital and surplus of all of the Company’s insurance subsidiaries domiciled in the United States exceeded the RBC requirements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Statutory capital and surplus and required statutory capital and surplus for the Company's twenty-four insurance subsidiaries domiciled in the United States and seven major foreign insurance subsidiaries as reported to respective regulatory authorities as of December 31, 2016 and 2015 were approximately as follows:

	2016		2015
(Amounts in Thousands)	Statutory Capital and Surplus	Required Statutory Capital and Surplus (1)	Statutory Capital and Surplus	Required Statutory Capital and Surplus (1)
TIC (domestic)	$577,121	$270,466	$478,727	$246,708
RIC (domestic)	101,794	38,882	86,730	41,568
WIC (domestic)	363,507	219,121	333,516	178,904
AIIC (domestic)	119,328	28,177	69,423	24,905
SNIC (domestic)	217,162	72,075	149,542	67,481
MCIC (domestic)	26,762	9,077	22,227	7,201
ARI (domestic) (2)	19,252	12,446	—	—
ARICC (domestic) (2)	8,104	45	—	—
AICK (domestic)	32,563	11,527	24,692	8,057
SIC (domestic)	96,391	14,004	70,765	13,774
SID (domestic)	10,310	674	9,907	776
SPIC (domestic) (3)	—	—	27,965	12,611
FNIC (domestic)	29,186	10,593	22,712	6,996
DSIC (domestic)	98,147	13,196	90,008	9,077
ICC (domestic)	16,305	2,020	15,543	1,430
ATIC (domestic)	19,319	500	10,025	500
COIC (domestic) (3)	—	—	39,588	8,604
CPIC (domestic)	55,903	6,425	56,828	4,640
HIC (domestic)	50,500	10,932	38,936	5,960
RUIC (domestic) (2)	219,084	82,566	—	—
RVIC (domestic) (2)	24,715	228	—	—
RFC (domestic) (2)	8,189	60	—	—
RL (domestic) (2)	12,287	88	—	—
SUIC (domestic) (2)	5,149	37	—	—
SOIC (domestic) (2)	29,110	1,202	—	—
SCM (domestic) (2)	30,000	377	—	—
ATL (United Kingdom) including ANV (Netherlands) (4)	—	—	—	—
NB (Netherlands) (2)	112,214	20,916	—	—
AEL (United Kingdom)	407,112	287,826	284,673	68,944
AIU (Ireland)	168,654	96,935	200,340	58,542
AII (Bermuda) (5)	1,352,738	454,186	574,150	345,103
MIC (United Kingdom)	110,813	71,736	132,373	21,245

(1) For the Company's U.S. insurance companies and AIU, except ATIC, the amount is equal to the Regulatory Action Level ("RAL") as defined by NAIC or the minimum amount required to avoid regulatory oversight. For ATL, N.V. Nationale Borg, AEL, AII and MIC, the amount is equal to the minimum capital required by their respective country's regulatory authority. Effective January 1, 2016, these companies’ requirements on capital adequacy and risk management became subject to the Solvency II framework and comply with a Solvency Capital Requirement. For ATIC, the amount is equal to the minimum capital required by the regulatory authority in its state of domicile.
(2) As these entities were acquired in 2016, the 2015 information is not presented.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(3) During 2016, Comp Option Insurance Company ("COIC") merged into AIIC and Springfield Insurance Company ("SPIC") merged into SIC. As a result, the statutory net income of COIC and SPIC reported for 2016 is included in statutory net income of AIIC and SIC, respectively.
(4) As of December 31, 2016, we participated in the Lloyd’s market through our interests in: (i) AmTrust’s Syndicate 1206, Syndicate 44, and Syndicate 2526, which are managed by AmTrust at Lloyd’s Limited, a Lloyd's managing agent, and the AmTrust corporate member and (ii) ANV’s Syndicate 1861 and Syndicate 5820, which are managed by AmTrust Syndicates Limited, formally ANV Syndicates Limited, a Lloyd’s managing agent, and the ANV corporate member. The Lloyd’s market has applied the Solvency II internal model under Lloyd’s supervision, and our Lloyd’s operations are required to meet Solvency II standards. Effective January 1, 2016, Lloyd's received approval from the Prudential Regulatory Authority to use its internal model under the Solvency II regime. The capital requirement across AmTrust Lloyd’s businesses was $607,200 and $409,600 as of December 31, 2016 and 2015, respectively.
(5) AII was reclassified from a Class 3 to a Class 3B insurer effective January 1, 2016. As a result, the revised regulations require that the available statutory capital and surplus should be equal to or exceed the value of both its Minimum Margin of Solvency ("MMS") and the Enhanced Capital Requirement ("ECR").  The Capital and Solvency Return will be filed with the Bermuda Monetary Authority on April 30, 2017 and the ECR based on the Economic Balance Sheet will not be available until this filing is completed. The Capital and Surplus requirement is based on the statutory capital MMS prior to the ECR and the 25% of ECR criteria being calculated. The required MMS on this basis is $454,186 and $345,103 as of December 31, 2016 and 2015, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Statutory net income for the Company's twenty-four insurance subsidiaries domiciled in the United States and major foreign insurance subsidiaries (excluding Lloyds as not applicable) for the years ended December 31, 2016, 2015 and 2014 as reported to respective regulatory authorities were approximately as follows:

(Amounts in Thousands)	2016	2015	2014
TIC (domestic)	$53,869	$278	$21,418
RIC (domestic)	13,947	1,856	9,440
WIC (domestic)	5,936	13,095	14,150
AIIC (domestic)	16,776	5,610	8,297
SNIC (domestic)	35,503	40,527	30,668
MCIC (domestic)	3,740	5,861	3,226
ARI Insurance Company (domestic) (1)	(10,074)	—	—
ARI Casualty Company (domestic) (1)	153	—	—
AICK (domestic)	8,354	5,562	4,081
SIC (domestic)	6,313	872	9,535
SID (domestic)	(33)	95	35
SPIC (domestic) (2)	—	(1,959)	—
FNIC (domestic)	5,902	(287)	(1,186)
DSIC (domestic)	4,601	17,445	4,124
ICC (domestic)	355	(315)	1,565
ATIC (domestic)	(726)	(488)	(664)
COIC (domestic) (2)	—	11,265	(946)
CPIC (domestic)	(2,441)	5,864	—
HIC (domestic)	13,849	219	—
RUIC (domestic) (1)	(34,699)	—	—
RVIC (domestic) (1)	498	—	—
RFC (domestic) (1)	146	—	—
RL (domestic) (1)	5	—	—
SUIC (domestic) (1)	102	—	—
SOIC (domestic) (1)	(1,646)	—	—
SCM (domestic) (1)	886	—	—
NB (Netherlands) (1)	3,223	—	—
AEL (United Kingdom)	55,413	18,583	56,766
AIU (Ireland)	35,503	25,572	50,697
AII (Bermuda)	(74,125)	(16,019)	78,142
MIC (United Kingdom)	20,456	13,068	28,856

(1) Information is presented only for years the subsidiaries were owned by the Company. The amounts reported in year of acquisition are for the entire year and do not represent the statutory net income for the period of ownership.
(2) During 2016, COIC merged into AIIC and SPIC merged into SIC. As a result, the statutory net income of COIC and SPIC reported for 2016 is included in statutory net income of AIIC and SIC, respectively.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The Company’s insurance subsidiaries are subject to statutory and regulatory restrictions applicable to insurance companies, and imposed by the states of domicile, which limit the amount of cash dividends or distributions that they may pay to approximately $749,280 and $621,606 as of December 31, 2016 and 2015, respectively. During 2016, 2015 and 2014, the Company received dividends of approximately $18,019, $63,649 and $7,400, respectively, from some of its subsidiaries. In addition to the restrictions on the insurance subsidiaries, there are also restrictions in the parent company's debt instruments, which require dividends to be limited to an amount that, after giving immediate effect to such dividend payments on a pro forma basis, would allow the Company to remain in compliance with its debt covenants.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

27. Geographic Information

Seven of the Company’s major insurance subsidiaries (AEL, AII, AIU, ATL, MIC, NB and ANV) operate outside the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written or assumed. For 2016, 18% of the Company’s gross written premiums related to foreign risks, of which 37% were written from the United Kingdom. For 2015 and 2014, 19% and 21%, respectively, of the Company's gross written premiums related to foreign risks, of which 44% and 43%, respectively, were written from the United Kingdom, respectively. As of December 31, 2016 and 2015, approximately 41% and 37%, respectively, of the Company's consolidated assets were located outside the United States. For the years ended 2016, 2015 and 2014, approximately 49%, 58% and 66%, respectively, of the consolidated revenues earned by the Company were located in or derived from foreign countries.

The domestic and foreign components of Income before income tax and equity in earnings (loss) of unconsolidated subsidiaries for the years ended December 31, 2016, 2015 and 2014 are as follows:

(Amounts in Thousands)	2016	2015	2014
		As restated	As restated
Domestic	$467,779	$443,224	$218,597
Foreign	32,272	27,970	196,683
	$500,051	$471,194	$415,280

The following table summarizes the Company’s operations by major geographic segment:

(Amounts in Thousands)	Domestic	Bermuda	Other Foreign
December 31, 2016:
Revenue	$2,756,745	$1,742,122	$951,589
Property and equipment	260,513	—	53,819
December 31, 2015 (As restated):
Revenue	$1,937,501	$1,649,144	$1,027,146
Property and equipment	224,795	23	32,310
December 31, 2014 (As restated):
Revenue	$1,334,726	$1,417,781	$1,267,707
Property and equipment	133,960	—	11,148

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

28. Segments

The Company currently operates three business segments, Small Commercial Business; Specialty Risk and Extended Warranty; and Specialty Program. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of service and fee revenue and corporate costs. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated based on gross written premium by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premium and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on gross written premium by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on gross written premium by segment. Income taxes are allocated on a pro-rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s stockholders with an understanding of the Company’s business and operating performance. For the years ended December 31, 2015 and 2014, the Company has restated its presentation of other expenses. Other expenses previously had allocated all corporate expenses to the individual three business segments. During the fourth quarter of 2016, Management determined that allocating a portion of other expense to "Corporate and other" segment was more meaningful as a portion of other expense related to the Company's corporate function or costs associated with the revenues generated by the segment. The Company now only allocates a portion of the Company's corporate expenses to the business segments and retains a portion of corporate expenses in the Corporate and Other segment. The impact of the allocation change decreased (increased) other expense for 2015 and 2014 for each segment as follows:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Year Ended December 31, 2015:
Other expense (1)	$115,560	$75,131	$45,935	$(236,627)	$—
Year Ended December 31, 2014:
Other expense	$104,095	$68,816	$38,353	$(211,264)	$—

(1) Amounts in table may not net due to rounding.

During the year ended December 31, 2016, the Company did not have any segment derive over ten percent of its total revenue from one broker. During the years ended December 31, 2015 and 2014, the Company’s Specialty Program segment derived over ten percent of its total revenue from one broker. In addition, during the year ended December 31, 2014, the Company’s Specialty Risk and Extended Warranty segment derived over ten percent of its total revenue from one broker.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following tables summarize business segments as follows for 2016, 2015 and 2014:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Year Ended December 31, 2016:
Gross written premium	$4,020,184	$2,521,324	$1,407,762	$—	$7,949,270

Net written premium	$2,246,188	$1,722,139	$883,000	$—	$4,851,327
Change in unearned premium	(42,719)	(178,240)	37,597	—	(183,362)
Net earned premium	2,203,469	1,543,899	920,597	—	4,667,965
Loss and loss adjustment expense	(1,460,503)	(1,023,470)	(658,306)	—	(3,142,279)
Acquisition costs and other underwriting expenses	(592,569)	(372,447)	(265,152)	—	(1,230,168)
	(2,053,072)	(1,395,917)	(923,458)	—	(4,372,447)
Underwriting income	150,397	147,982	(2,861)	—	295,518
Service and fee income	103,776	331,528	3,666	98,996	537,966
Investment income and realized gain	100,788	89,981	53,756	—	244,525
Other expenses	(142,632)	(89,454)	(49,946)	(282,033)	(564,065)
Interest expense including loss on extinguishment of debt	(40,218)	(25,224)	(14,084)	—	(79,526)
Foreign currency loss	—	(29,289)	—	—	(29,289)
Gain on investment in life settlement contracts net of profit commission	23,338	14,637	8,172	—	46,147
Acquisition gain on purchase	455	48,320	—	—	48,775
(Provision) benefit for income taxes	(32,407)	(80,809)	215	27,694	(85,307)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	15,626	15,626
Net income	$163,497	$407,672	$(1,082)	$(139,717)	$430,370

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Year Ended December 31, 2015:
Gross written premium	$3,320,650	$2,158,921	$1,319,966	$—	$6,799,537

Net written premium (As restated)	$1,932,100	$1,450,817	$879,011	$—	$4,261,928
Change in unearned premium (As restated)	(45,220)	(145,781)	(49,686)	—	(240,687)
Net earned premium (As restated)	1,886,880	1,305,036	829,325	—	4,021,241
Loss and loss adjustment expense (As restated)	(1,234,089)	(882,306)	(571,723)	—	(2,688,118)
Acquisition costs and other underwriting expenses (As restated)	(486,800)	(277,836)	(228,935)	—	(993,571)
	(1,720,889)	(1,160,142)	(800,658)	—	(3,681,689)
Underwriting income (As restated)	165,991	144,894	28,667	—	339,552
Service and fee income (As restated)	101,302	242,302	2,023	82,516	428,143
Investment income and realized gain	72,796	59,035	32,521	55	164,407
Other expenses (As restated)	(115,560)	(75,131)	(45,935)	(236,627)	(473,253)
Interest expense including loss on extinguishment (As restated)	(29,607)	(19,250)	(11,769)	—	(60,626)
Foreign currency gain (As restated)	—	47,301	—	—	47,301
Gain on investment in life settlement contracts net of profit commission	9,691	6,301	3,852	—	19,844
Acquisition gain on purchase	5,826	—	—	—	5,826
(Provision) benefit for income taxes (As restated)	(16,505)	(31,798)	(734)	10,091	(38,946)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	25,385	25,385
Net income (As restated)	$193,934	$373,654	$8,625	$(118,580)	$457,633

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Year Ended December 31, 2014:
Total gross written premium (As restated)	$2,999,714	$1,987,524	$1,105,199	$—	$6,092,437

Net written premium (As restated)	$1,882,383	$1,318,349	$740,488	$—	$3,941,220
Change in unearned premium (As restated)	(275,578)	(105,841)	(61,876)	8,909	(434,386)
Net earned premium (As restated)	1,606,805	1,212,508	678,612	8,909	3,506,834
Loss and loss adjustment expense (As restated)	(1,055,521)	(806,486)	(456,422)	(12,896)	(2,331,325)
Acquisition costs and other underwriting expenses (As restated)	(421,399)	(262,344)	(184,336)	(2,623)	(870,702)
	(1,476,920)	(1,068,830)	(640,758)	(15,519)	(3,202,027)
Underwriting income (As restated)	129,885	143,678	37,854	(6,610)	304,807
Service and fee income (As restated)	95,430	208,833	428	60,665	365,356
Investment income and realized gain	62,810	56,852	27,994	368	148,024
Other expenses (As restated)	(104,095)	(68,816)	(38,353)	(211,264)	(422,528)
Interest expense including loss on extinguishment	(27,439)	(18,139)	(10,110)	—	(55,688)
Foreign currency loss (As restated)	—	56,372	—	—	56,372
Gain on investment in life settlement contracts net of profit commission	6,064	4,008	2,234	—	12,306
Gain on sale of subsidiary	6,631	—	—	—	6,631
(Provision) benefit for income taxes (As restated)	(10,825)	(24,477)	(1,282)	8,217	(28,367)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	28,351	28,351
Net income (As restated)	$158,461	$358,311	$18,765	$(120,273)	$415,264

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

The following tables summarize net earned premium by major line of business, by segment, for 2016, 2015 and 2014:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Year Ended December 31, 2016:
Workers' compensation	$1,421,744	$—	$530,276	$—	$1,952,020
Warranty	10,614	748,946	61	—	759,621
Commercial auto and liability, physical damage	362,774	40,388	130,409	—	533,571
Other liability	22,273	140,256	168,162	—	330,691
Medical malpractice	—	233,136	—	—	233,136
Other	386,064	381,173	91,689	—	858,926
Total net earned premium	$2,203,469	$1,543,899	$920,597	$—	$4,667,965

Year Ended December 31, 2015:
Workers' compensation	$1,278,509	$—	$337,279	$—	$1,615,788
Warranty	—	623,432	—	—	623,432
Commercial auto and liability, physical damage	282,593	17,248	141,075	—	440,916
Other liability	50,578	139,463	196,379	—	386,420
Medical malpractice	—	161,767	—	—	161,767
Other (As restated)	275,200	363,126	154,592	—	792,918
Total net earned premium (As restated)	$1,886,880	$1,305,036	$829,325	$—	$4,021,241

Year Ended December 31, 2014:
Workers' compensation	$1,061,130	$—	$260,756	$—	$1,321,886
Warranty	—	433,710	234	—	433,944
Commercial auto and liability, physical damage	162,377	25,255	116,528	1,563	305,723
Other liability	98,846	198,505	127,364	—	424,715
Medical malpractice (As restated)	—	172,263	—	—	172,263
Other (As restated)	284,452	382,775	173,730	7,346	848,303
Total net earned premium (As restated)	$1,606,805	$1,212,508	$678,612	$8,909	$3,506,834

The following tables summarize total assets and long lived assets, by segment, as of December 31, 2016 and 2015:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and other	Total
As of December 31, 2016:
Fixed assets	$158,967	$99,699	$55,666	$—	$314,332
Goodwill and intangible assets	386,826	772,448	83,851	—	1,243,125
Total assets	9,949,105	8,530,559	4,135,004	—	22,614,668
As of December 31, 2015:
Fixed assets (As restated)	$125,572	$81,641	$49,915	$—	$257,128
Goodwill and intangible assets	277,237	447,055	75,753	—	800,045
Total assets (As restated)	7,870,360	6,420,747	2,972,538	2,406	17,266,051

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

29. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	2016
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
	As restated (1)	As restated (2)	As restated (3)
Earned premium	$1,074,282	$1,181,752	$1,196,236	$1,215,695
Investment income	49,415	50,745	59,919	47,968
Service and fee income	128,805	124,305	133,857	150,999
Total revenue	1,260,477	1,371,901	1,398,242	1,419,836
Loss and loss adjustment expense	715,073	784,393	811,048	831,765
Acquisition costs and other underwriting expense	272,468	294,476	303,992	359,232
Other	129,267	134,344	139,251	161,203
Interest expense	15,874	17,912	22,124	23,616
Provision for income taxes	18,960	23,807	23,185	19,355
Net income	96,786	144,549	95,201	93,834
Income attributable to Common Stockholders	83,978	127,156	80,650	71,355
Basic EPS	$0.67	$0.74	$0.59	$0.10
Diluted EPS	$0.66	$0.74	$0.58	$0.10

	2015
(Amounts in Thousands)	March 31,	June 30,	September 30,	December 31,
	As restated (4)	As restated (5)	As restated (6)	As restated (7)
Earned premium	$949,377	$968,970	$1,045,408	$1,057,486
Investment income	34,573	36,283	40,425	45,009
Service and fee income	102,119	96,160	112,923	116,941
Total revenue	1,101,722	1,098,771	1,216,438	1,196,860
Loss and loss adjustment expense	613,283	638,475	709,604	726,756
Acquisition costs and other underwriting expense	232,781	246,172	260,722	253,896
Other	100,960	101,136	120,274	150,883
Interest expense	12,081	11,472	14,688	17,114
Provision for income taxes	36,493	(8,969)	(10,845)	22,267
Net income	142,969	55,771	196,357	62,536
Income attributable to Common Stockholders	133,517	45,786	186,057	53,755
Basic EPS	$0.82	$0.28	$1.12	$0.32
Diluted EPS	$0.80	$0.27	$1.10	$0.31

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

The amounts noted in the table above reflect the restatement adjustments discussed in Note 3. The Company intends to amend its Forms 10-Q for the quarterly periods ended March 31, June 30, September 30, 2015 and 2016 to reflect the restatement adjustments applicable to the periods presented therein and discussed in more detail in the footnotes to the tables below.

(1)
March 31, 2016 - the restatement adjustments resulted in a $15,396 decrease to service and fee income and total revenues, a $7,834 increase to acquisition costs and other underwriting expenses, a $1,081 increase to other expenses, a decrease

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

to interest expense of $1,826, a decrease to provision for income taxes of $8,766, a $16,279 decrease to both net income and income attributable to common stockholders and a $0.10 decrease to both basic and diluted earnings per share.

(2)
June 30, 2016 - the restatement adjustments resulted in a $13,965 decrease to service and fee income and total revenues, a $4,327 decrease to acquisition costs and other underwriting expenses, a $1,374 increase to other expenses, a decrease to interest expense of $1,826, a $4,111 decrease to provision for income taxes, a $7,635 decrease to both net income and income attributable to common stockholders and a $0.05 decrease to both basic and diluted earnings per share.

(3)
September 30, 2016 - the restatement adjustments resulted in a $12,754 decrease to service and fee income and total revenues, a $20,034 increase to acquisition costs and other underwriting expenses, a $1,709 increase to other expenses, a decrease to interest expense of $1,826, a $12,331 decrease to provision for income taxes, a $22,900 decrease to both net income and income attributable to common stockholders and a $0.14 decrease to both basic and diluted earnings per share, respectively.

(4)
March 31, 2015 - the restatement adjustments resulted in a $10,767 decrease to service and fee income and total revenues, a $1,105 increase to acquisition costs and other underwriting expenses, a $2,503 increase to other expenses, a decrease to interest expense of $1,826, a $10,319 decrease to provision for income taxes, a $21,179 decrease to both net income and income attributable to common stockholders and a $0.13 decrease to basic and diluted earnings per share.

(5)
June 30, 2015 - the restatement adjustments resulted in a $11,577 decrease to service and fee income and total revenues, a $7,462 increase to acquisition costs and other underwriting expenses, a $3,006 increase to other expenses, a decrease to interest expense of $1,826, a $13,441 decrease to provision for income taxes, an $24,962 decrease to both net income and income attributable to common stockholders, and a $0.15 decrease to both basic and diluted earnings per share.

(6)
September 30, 2015 - the restatement adjustments resulted in a $13,220 decrease to service and fee income and total revenues, a $2,706 increase to acquisition costs and other underwriting expenses, a $3,374 decrease to other expenses, a decrease to interest expense of $1,826, a $1,804 decrease to provision for income taxes, a $3,349 decrease to both net income and income attributable to common stockholders, and a $0.02 decrease to both basic and diluted earnings per share.

(7)
December 31, 2015 - the restatement adjustments resulted in a decrease of $486 to earned premium, a $14,498 decrease to service and fee income, a decrease of $14,985 to total revenues, a $5,910 increase to loss and loss adjustment expense, a $2,796 decrease to acquisition costs and other underwriting expenses, a $2,389 decrease to other expenses, a decrease to interest expense of $1,826, a $5,439 decrease to provision for income taxes, a $10,097 decrease to both net income and income attributable to common stockholders, and a $0.06 decrease to both basic and diluted earnings per share.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

30. Subsequent Events

Acquisition of AmeriHealth Casualty Insurance Company
On February 28, 2017, the Company completed its previously announced acquisition of AmeriHealth Casualty, a workers’ compensation insurance company operating primarily in Pennsylvania and New Jersey. The Company acquired AmeriHealth Casualty for approximately $92,786 in cash, which is subject to a reserve guarantee of approximately $40,000, subject to a 10% loss corridor retained by the Company and payable after five years, based on the development of AmeriHealth Casualty’s loss reserves as of June 30, 2016. The initial accounting for this acquisition was not complete at the time the Company issued its financial statements due to the timing of the acquisition and the filing of this Annual Report on Form 10-K. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time.

Schedule I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2016 Type of Investment	Cost(1)	Fair Value	Amount at which Shown in the Balance Sheet
	(In Thousands)
Fixed Maturities:
Bonds:
United States government and government agencies & authorities	$394,503	$394,386	$394,386
States, municipalities and political subdivisions	860,444	854,170	854,170
Foreign governments	149,365	152,876	152,876
Public utilities	200,537	204,082	204,082
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	3,782,600	3,862,679	3,862,679
Structured Security	1,956,673	1,963,723	1,963,723
Total fixed maturities	7,344,122	7,431,916	7,431,916
Equity securities:
Redeemable preferred stock	4,044	3,985	3,985
Common stocks:
Public utilities, Banks, trust and insurance companies	1,585	1,727	1,727
Industrial, miscellaneous and all other nonredeemable preferred stocks	197,204	213,410	213,410
Total equity securities	202,833	219,122	219,122
Other invested assets	79,859	79,859	79,859
Total investments	$7,626,814	$7,730,897	$7,730,897

(1)	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET — PARENT COMPANY ONLY

	December 31,
	2016	2015
		As restated
	(In Thousands)
Assets:
Cash	$32,350	$12,157
Invested assets	6,482	2,057
Carrying value of subsidiaries, at equity	4,540,301	3,414,336
Other assets	909,112	786,701
Total Assets	5,488,245	4,215,251
Liabilities:
Due to affiliates – net	810,349	250,176
Revolving credit facility borrowing	130,000	130,000
5.5% due 2021 Convertible senior notes	5,223	5,103
6.125% Notes due 2023	248,185	247,911
Junior subordinated debentures (the "2035-2037 Notes")	122,028	121,940
2.75% due 2044 Convertible senior notes	166,387	160,258
7.25% due 2055 Subordinated notes	145,202	145,078
7.50% due 2055 Subordinated notes	130,684	130,572
Secured loan	16,684	22,685
Promissory notes	104,685	—
Other liabilities	339,716	277,750
Total Liabilities	2,219,143	1,491,473
Stockholders’ Equity
Common stock	1,965	1,964
Preferred stock	913,750	482,500
Paid-in and contributed capital	1,384,922	1,383,492
Treasury shares	(310,883)	(162,867)
Accumulated other comprehensive loss	(125,723)	(133,395)
Retained earnings	1,405,071	1,152,084
Total Stockholders’ Equity	3,269,102	2,723,778
Total Liabilities and Stockholders’ Equity	$5,488,245	$4,215,251

(continued)

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II

STATEMENT OF INCOME — PARENT COMPANY ONLY

	Year Ended December 31,
	2016	2015	2014
		As restated	As restated
	(In Thousands)
Income:
Investment income	$293	$249	$183
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	563,482	566,818	510,081
Acquisition gain on purchase	455	5,826	—
Miscellaneous income	10,432	4,239	641
Total Income	574,662	577,132	510,905
Expenses:
Interest expense	66,219	44,401	32,016
Loss on extinguishment of debt	—	5,271	9,831
Federal tax (benefit) expense	(1,280)	(2,827)	(4,800)
Other expenses from operations	79,353	72,654	58,594
Total Expenses	144,292	119,499	95,641
Net Income	$430,370	$457,633	$415,264

(continued)

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II

STATEMENT OF COMPREHENSIVE INCOME — PARENT COMPANY ONLY

	Year Ended December 31,
	2016	2015	2014
		As restated	As restated
	(In Thousands)
Net income	$430,370	$457,633	$415,264
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(90,129)	(89,252)	(21,746)
Change in fair value of interest rate swap	528	621	664
Minimum pension liability	(3,070)	2,686	(1,055)
Unrealized (loss) gain on securities:
Gross unrealized holding gain (loss)	177,395	(171,109)	132,690
Less tax expense (benefit)	46,339	(59,888)	46,440
Net unrealized holding (loss) gain	131,056	(111,221)	86,250
Reclassification adjustment for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	25,219	4,315	—
Other net realized (loss) gain on investments	(55,934)	(1,118)	(4,918)
Reclassification adjustment for investment gain (loss) included in net income	(30,715)	3,197	(4,918)
Other comprehensive (loss) income, net of tax	$7,670	$(193,969)	$59,195
Comprehensive income	438,040	263,664	474,459
Less: Comprehensive income (loss) attributable to non-controlling and redeemable non-controlling interest	19,384	6,928	(416)
Comprehensive income attributable to AmTrust Financial Services, Inc.	$418,656	$256,736	$474,875

(continued)

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS — PARENT COMPANY ONLY

	Year Ended December 31,
	2016	2015	2014
		As restated	As restated
	(In Thousands)
Cash flows from operating activities:
Net income	$430,370	$457,633	$415,264
Depreciation and amortization	10,216	10,738	6,678
Stock option compensation	23,286	22,763	19,114
Discount on note	6,720	5,628	3,095
Dividend from equity investment	1,598	984	246
Acquisition gain	(455)	(5,826)	—
Loss on extinguishment of debt	—	5,271	9,831
Adjustments to reconcile net income to net cash changes in assets (increase) decrease:
Carrying value of equity interest in subsidiaries	(456,776)	(555,293)	(391,192)
Equity (earnings) losses, gain on investments in unconsolidated subsidiaries and dividend from subsidiaries, net	(17,224)	45,513	(20,950)
Other assets	(122,411)	(248,090)	(125,283)
Changes in liabilities increase (decrease):
Due to (from) affiliates	560,173	(72,067)	114,703
Other liabilities	61,963	(15,389)	148,215
Net cash provided by (used in) operating activities	497,460	(348,135)	179,721
Cash flows from investing activities:
Capital expenditures	(1,694)	(7)	(31,097)
Investment purchased	(4,425)	(704)	(1,286)
Investment in subsidiary	(378,393)	(112,877)	(285,783)
Acquisition of subsidiary companies, net of cash acquired	(174,678)	(281,799)	(123,887)
Net cash used in investing activities	(559,190)	(395,387)	(442,053)
Cash flows from financing activities:
Issuance of debt	—	745,500	318,900
Payment of debt	(6,015)	(518,450)	(101,928)
Financing fees	—	(9,451)	(4,143)
Contingent consideration payments	(21,203)	(12,652)	(4,225)
Common stock (repurchase) issuance, net	(152,047)	483,399	(50,379)
Net proceeds from issuance of preferred stock	417,264	176,529	178,641
Dividends paid on common stock	(108,229)	(85,296)	(55,601)
Dividends paid on preferred stock	(47,847)	(31,590)	(12,738)
Net cash provided by financing activities	81,923	747,989	268,527
Net increase in cash and cash equivalents	20,193	4,467	6,195
Cash and cash equivalents, beginning of the year	12,157	7,690	1,495
Cash and cash equivalents, end of period	$32,350	$12,157	$7,690

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

This Schedule II Condensed Financial Information of Registrant has been restated as of December 31, 2015 and for the years ended December 31, 2015 and 2014. See Note 3. "Restatement of Previously-Issued Consolidated Financial Statements" for details on the impact of the Restatement on the years ended December 31, 2015 and 2014.

Note 3 to the consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the years ended December 31, 2015 and 2014 on a consolidated basis. The amounts noted in the statements above reflect the restatement adjustments discussed in Note 3, as related to the Parent Company Only.

(1)
Balance Sheet - Parent Company Only 2015 - the restatement adjustments resulted in a $181,082 decrease to Carrying value of subsidiaries, at equity, a $197,223 decrease in Total Assets, a $4,199 increase to Other liabilities, a $3,133 decrease to Accumulated other comprehensive (loss), a $182,149 decrease to retained earnings and a $185,282 decrease to Stockholders' equity.

(2)
Statement of Income - Parent Company Only 2015 - the restatement adjustment resulted in a $52,889 decrease to Equity in undistributed net income of consolidated subsidiaries and partially-owned companies, Total Income and Net Income.

(3)
Statement of Income - Parent Company Only 2014 - the restatement adjustment resulted in a $29,834 decrease to Equity in undistributed net income of consolidated subsidiaries and partially-owned companies and Total Income, a $1,500 increase to Other expenses from operations and Total Expenses, and a $31,334 decrease to Net Income.

(4)
Statement of Comprehensive Income - Parent Company Only 2015 - the restatement adjustment resulted in a $52,889 decrease to Net income, a $11,815 decrease in Foreign currency translation adjustments, a $4,231 decrease in net unrealized holding loss on securities, and a $60,473 decrease in Comprehensive income and Comprehensive income attributable to Amtrust Financial Services, Inc.

(5)
Statement of Comprehensive Income - Parent Company Only 2014 - the restatement adjustment resulted in a $31,334 decrease to Net income, a $4,388 decrease in Foreign currency translation adjustments, a $704 decrease in net unrealized holding gain on securities, and a $36,426 decrease in Comprehensive income and Comprehensive income attributable to Amtrust Financial Services, Inc.

(6)
Statements of Cash Flows - Parent Company Only 2015 - the restatement adjustment resulted in a $52,889 decrease to Net income, a $149,031 decrease in Carrying value of equity interest in subsidiaries, a decrease in other assets of $122,490, a decrease of $39,000 in other liabilities, a $12,652 decrease in Net cash used in operating activities, a $12,652 increase in Contingent consideration payments and a $12,652 decrease in Net cash provided by financing activities.

(7)
Statements of Cash Flows - Parent Company Only 2014 - the restatement adjustment resulted in a $31,334 decrease to Net income, a $30,476 decrease in Carrying value of equity interest in subsidiaries, a decrease in other assets of $3,583, a $1,500 increase in other liabilities, a $4,225 decrease in Net cash provided by operating activities, a $4,225 increase in Contingent consideration payments and a $4,225 decrease in Net cash provided by financing activities.

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule III
AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION
At December 31, 2016, 2015 and 2014 and for the years then ended:

Segment	Deferred Policy Acquisition Costs	Reserves for Losses and Loss Expenses, Future Policy Benefits	Reserves for Unearned Premiums	Premium Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
	(In Thousands)
2016
Small Commercial Business	$174,596	$4,913,241	$1,605,055	$2,203,469	$85,922	1,460,503	$411,218	$181,351	$2,246,188
Specialty Risk and Extended Warranty	653,500	2,620,004	2,690,922	1,543,899	76,466	1,023,470	230,358	142,089	1,722,139
Specialty Program	100,824	2,602,748	584,089	920,597	45,659	658,306	120,238	144,914	883,000
Corporate and Other	—	4,723	—	—	—	—	—	—	—
Total	$928,920	$10,140,716	$4,880,066	$4,667,965	$208,047	$3,142,279	$761,814	$468,354	$4,851,327
2015 (As restated)
Small Commercial Business	$203,495	$3,934,696	$1,374,482	$1,886,880	$69,207	1,234,089	$361,107	$125,620	$1,932,100
Specialty Risk and Extended Warranty	424,349	1,674,006	2,142,719	1,305,036	56,116	882,306	180,922	96,980	1,450,817
Specialty Program	65,795	1,597,259	497,186	829,325	30,915	571,723	120,056	108,886	879,011
Corporate and Other	—	2,406	—	—	52	—	—	—	—
Total	$693,639	$7,208,367	$4,014,387	$4,021,241	$156,290	$2,688,118	$662,085	$331,486	$4,261,928
2014 (As restated)
Small Commercial Business	$179,771	$2,854,379	$1,193,628	$1,606,805	$55,842	$1,055,521	$276,877	$144,522	$1,882,383
Specialty Risk and Extended Warranty	390,641	1,669,293	1,834,892	1,212,508	50,544	806,486	152,141	110,203	1,318,349
Specialty Program	58,502	1,126,436	421,015	678,612	24,888	456,422	107,073	77,263	740,488
Corporate and Other	347	14,097	—	8,909	327	12,896	2,619	4	—
Total	$629,261	$5,664,205	$3,449,535	$3,506,834	$131,601	$2,331,325	$538,710	$331,992	$3,941,220

See accompanying notes to financial statements.

Schedule IV
AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES REINSURANCE
For the year ended December 31, 2016, 2015 and 2014:

	Gross Amount	Ceded to Other Companies	Amount from Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Amounts in Thousands)
2016
Premiums:
General Insurance	$7,727,657	$3,097,943	$221,613	$4,851,327	4.6%
2015
Premiums:
General Insurance (As restated)	$6,473,338	$2,537,609	$326,199	$4,261,928	7.7%
2014
Premiums:
General Insurance (As restated)	$5,422,484	$2,151,217	$669,953	$3,941,220	17.0%

See accompanying notes to financial statements.

Schedule VI
AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED SUPPLEMENTARY PROPERTY
AND CASUALTY INSURANCE INFORMATION
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended December 31,	Current Year	Prior Years
2016	$2,884,392	$257,887	$2,545,409
2015 (As restated)	2,654,187	33,931	1,866,288
2014 (As restated)	2,312,768	18,557	1,429,925

See accompanying notes to financial statements.

INDEX TO EXHIBITS
The following documents are filed as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2016)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2013)
3.3
Certificate of Designations of 6.75% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 10, 2013)

3.4
Certificate of Designations of 7.25% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)

3.5
Certificate of Designations of 7.625% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)

3.6
Certificate of Designations of 7.50% Non-Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015)

3.7
Certificate of Designations of 7.75% Non-Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 15, 2016)

3.8
Certificate of Designations of 6.95% Non-Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 27, 2016)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
4.2
Form of Stock Certificate evidencing 6.75% Non-Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 10, 2013)

4.3
Form of Stock Certificate evidencing 7.25% Non-Cumulative Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)

4.4
Form of Stock Certificate evidencing 7.625% Non-Cumulative Preferred Stock, Series C (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)

4.5
Form of Stock Certificate evidencing 7.50% Non-Cumulative Preferred Stock, Series D (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015)

4.6
Form of Stock Certificate evidencing 7.75% Non-Cumulative Preferred Stock, Series E (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 15, 2016)

4.7
Form of Stock Certificate evidencing 6.95% Non-Cumulative Preferred Stock, Series F (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 27, 2016)

4.8
Form of 5.50% Convertible Senior Notes due 2021 (included as Exhibit A to Exhibit 4.14) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 21, 2011)

4.9	Form of 6.125% Notes due 2023 (included as Exhibit A to Exhibit 4.15) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 15, 2013)
4.10
Form of 2.75% Convertible Senior Notes due 2044 (included as Exhibit A to Exhibit 4.17) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 11, 2014)

4.11
Form of 7.25% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.18) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 18, 2015)

4.12
Form of 7.50% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.19) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 16, 2015)

4.13
Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)

4.14
First Supplemental Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 21, 2011)

Exhibit No.	Description
4.15
Second Supplemental Indenture, dated as of August 15, 2013, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 15, 2013)

4.16
Third Supplemental Indenture, dated as of December 10, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 11, 2014)

4.17
Fourth Supplemental Indenture, dated as of December 15, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 2, 2015)

4.18
Fifth Supplemental Indenture, dated as of June 18, 2015, by and between the Company and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 18, 2015)

4.19
Sixth Supplemental Indenture, dated as of September 16, 2015, by and between the Company and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 16, 2015)

4.20
Deposit Agreement, dated July 1, 2014, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)

4.21
Deposit Agreement, dated September 16, 2014, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)

4.22
Deposit Agreement, dated March 19, 2015, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015)

4.23
Deposit Agreement, dated March 15, 2016, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 15, 2016)

4.24
Deposit Agreement, dated September 27, 2016, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 27, 2016)

4.25	Form of depositary receipt (included as Exhibit A to Exhibit 4.20) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)
4.26	Form of depositary receipt (included as Exhibit A to Exhibit 4.21) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)
4.27	Form of depositary receipt (included as Exhibit A to Exhibit 4.22) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015)
4.28	Form of depositary receipt (included as Exhibit A to Exhibit 4.23) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 15, 2016)
4.29	Form of depositary receipt (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 27, 2016)
4.30
The Company will file with the SEC upon request, pursuant to the requirements of Item 601(b)(4) of Regulation S-K, documents (other than Exhibits 4.13, 4.14, 4.15, 4.16, 4.17, 4.18 and 4.19) defining rights of holders of the Company’s long-term indebtedness

10.1*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)
10.2*
AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 29, 2016)

10.3*
Employment Agreement, dated as of January 1, 2005, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.4*
Amendment to Employment Agreement, dated October 6, 2010, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on October 7, 2010)

Exhibit No.	Description
10.5*
Second Amendment to Employment Agreement, dated March 22, 2013, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.6*
Employment Agreement, dated November 22, 2010, by and between the Company and Max G. Caviet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on November 23, 2010)

10.7*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.8*
Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)

10.9*
Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.10*
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.11*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.12*
Amendment No. 1 to Employment Agreement, dated March 1, 2012, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.13*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.14*
Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)

10.15*
Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.16*
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.17*
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.18
Master Agreement dated July 3, 2007 between the Company and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 14, 2007)

10.19
First Amendment to Master Agreement dated September 17, 2007 between the Company and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)

10.20
Amended and Restated Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2009)

10.21
Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement, dated July 26, 2011, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

10.22
Endorsement No. 2 to the Amended and Restated Quota Share Reinsurance Agreement, dated March 7, 2013, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed March 11, 2013)

10.23
Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Agreement, effective September 30, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed August 9, 2016)

Exhibit No.	Description
10.24
Quota Share Reinsurance Agreement, dated April 1, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd., as amended by Endorsement No. 1 to the Quota Share Reinsurance Agreement, dated July 26, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

10.25
Endorsement No. 2 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2012)

10.26
Endorsement No. 3 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 14, 2016)

10.27
Endorsement No. 4 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 14, 2016)

10.28*
Amended and Restated AmTrust Financial Services, Inc. 2007 Executive Performance Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 31, 2015)

10.29*
Form of Incentive Stock Option Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.30*
Form of Non-qualified Stock Option Agreement for Non-Employee Directors, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.31*
Form of Restricted Stock Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.32*
Form of Restricted Stock Unit Agreement, amended and restated effective May 19, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on May 19, 2016)

10.33
Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Lloyd’s Bank PLC and Associated Bank, as Co-Documentation Agents and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 12, 2014)

10.34
Amendment No. 1, dated November 26, 2014, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 2, 2015)

10.35
Amendment No. 2, dated April 8, 2015, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on April 13, 2015)

10.36
Amendment No. 3, dated September 8, 2015, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 10, 2015)

10.37
Amendment No. 4, dated February 26, 2016, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on February 29, 2016)

10.38
Amendment No. 5, dated May 12, 2016, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on May 12, 2016)

10.39
Amendment No. 6, dated July 13, 2016, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 15, 2016)

Exhibit No.	Description
10.40
Amendment No. 7, dated December 19, 2016, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 22, 2016)

10.41
Restatement Agreement, dated July 28, 2016, among the Company as Administrative Agent, ACP Re, Ltd., Tower Group International, Ltd., ACP Re Holdings, LLC, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 21, 2016)

10.42
Amended and Restated Credit Agreement, dated September 20, 2016, among the Company as Administrative Agent, ACP Re Holdings, LLC, the Michael Karfunkel Family 2005 Trust, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 21, 2016)

10.43
Master Services Agreement between AmTrust North America, Inc. and National General Management Corp., dated February 22, 2012 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed March 15, 2012)

10.44
Amending and Restating Agreement related to the £515,000,000 Facility Agreement, dated November 3, 2016, among AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited and AmTrust Corporate Member Two Limited, ANV Corporate Name Limited, AmTrust International Insurance, Ltd., the Company, and ING Bank N.V., London Branch, and The Bank of Nova Scotia, London Branch and Bank of Montreal, London Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on November 8, 2016)

10.45
Amendment Agreement, dated December 22, 2016, related to the £515,000,000 Facility Agreement, dated November 3, 2016, among the Company, AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited, AmTrust Corporate Member Two Limited, ANV Corporate Name Limited, AmTrust International Insurance, Ltd., ING Bank N.V., London Branch, The Bank of Nova Scotia, London Branch and Bank of Montreal, London Branch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 22, 2016)

10.46
Term Promissory Note, dated April 18, 2016, issued by the Company in favor of Delek Finance US Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on April 20, 2016)

21.1	List of subsidiaries of the Company (filed herewith)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm, relating to the Financial Statements of the Company (filed herewith)
23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm, relating to the Financial Statements of the Company (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) the Notes to the Consolidated Financial Statements (submitted electronically herewith)

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Company may be participants.