Form 10-Q
period 2017-03-31
Amtrust Financial Services, Inc.
filed 2017-05-10
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).Yes ☐ No ☒

As of May 4, 2017, the Registrant had one class of Common Stock ($.01 par value), of which 171,237,052 shares were issued and outstanding.

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

Accordingly, within this report, we have included restated unaudited quarterly financial statements for the first quarter of 2015 and 2016, which we refer to as the “Restatement.” Our restated consolidated financial statements as of and for the years ended December 31, 2015 and 2014 were included in our Annual Report on Form 10-K for the year ended December 31, 2016. In Note 2. “Restatement of Previously Issued Consolidated Financial Statements,” we have included information regarding the Restatement and specific changes to our previously issued unaudited quarterly financial statements, including details of the adjustments to the previously issued unaudited quarterly financial statements as a result of the Restatement.

Background of the Restatement

The restatement of our unaudited quarterly financial statements and related disclosures primarily relates to the correction of two errors reported in our historical unaudited quarterly financial statements. In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, management assessed the materiality of these errors and concluded that they were material to the Company’s previously issued financial statements. The two primary errors relate to: (1) upfront recognition of the portion of warranty contract revenue associated with administration services, instead of recognizing the revenue over the life of the contract, and (2) bonuses that were expensed in the year paid but that should have been accrued as earned based on ASC 270, Interim Reporting and ASC 450, Contingencies. We also identified other adjustments described in Note 2. “Restatement of Previously Issued Consolidated Financial Statements” that we have corrected as part of this Restatement.

The impact of the Restatement on the Consolidated Statements of Income primarily resulted in decreased service and fee income, increased acquisition costs and other underwriting expenses, increased other expense, decreased interest expense and increased foreign currency loss (three months ended March 31, 2016), increased interest expense and decreased foreign currency gain (three months ended March 31, 2015), which ultimately resulted in decreases to net income in both the three months ended March 31, 2016 and 2015. The impact of the Restatement on the Consolidated Balance Sheets primarily resulted in an increase of premiums receivable (three months ended March 31, 2016 only) and other assets, a reduction of deferred policy acquisition costs and property plant and equipment, an increase in accrued expenses and other liabilities, and a decrease in shareholders’ equity. The impact of the Restatement adjustments on the Consolidated Statements of Cash Flows resulted in an increase of net cash provided by operating activities in the three months ended March 31, 2016 and 2015, an increase of net cash used in investing activities in the three months ended March 31, 2016, a decrease of net cash used in investing activities in the three months ended March 31, 2015, and a decrease in net cash provided by financing activities in the three months ended March 31, 2016 and 2015.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and 2016 affected by the Restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Quarterly Report on Form 10-Q, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. We intend to amend our Forms 10-Q for the quarterly periods ended June 30, and September 30, 2016 to reflect the restatement adjustments applicable to the periods presented therein.

Additional information on the Restatement can be found in the following sections of this report:

•	Item 1. “Financial Statements”, including Note 2. “Restatement of Previously Issued Consolidated Financial Statements”;

•	Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and
•Item 4. “Controls and Procedures.”

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheets (unaudited)
(In thousands, except par value)

	March 31, 2017	December 31, 2016
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $7,834,548; $7,315,041)	$7,937,238	$7,398,134
Fixed maturities, trading, at fair value (amortized cost $57,060; $29,081)	54,153	33,782
Equity securities, available-for-sale, at fair value (cost $116,867; $126,670)	128,164	137,162
Equity securities, trading, at fair value (cost $98,277; $76,163)	100,258	81,960
Equity investment in unconsolidated subsidiaries – related party	157,103	151,332
Other investments (related party $77,029; $72,328)	154,541	152,187
Total investments	8,531,457	7,954,557
Cash and cash equivalents	621,730	567,771
Restricted cash and cash equivalents	615,671	713,338
Accrued interest and dividends	63,455	54,680
Premiums receivable, net	2,946,344	2,802,167
Reinsurance recoverable (related party $2,597,647; $2,452,242)	4,509,509	4,329,521
Prepaid reinsurance premium (related party $1,213,810; $1,133,485)	2,119,662	1,994,092
Other assets (related party $146,760; $161,845; recorded at fair value $397,493; $356,856)	1,747,607	1,712,165
Deferred policy acquisition costs	1,026,001	928,920
Property and equipment, net	451,573	314,332
Goodwill	704,614	686,565
Intangible assets	546,648	556,560
	$23,884,271	$22,614,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$10,630,162	$10,140,716
Unearned premiums	5,199,465	4,880,066
Ceded reinsurance premiums payable (related party $746,729; $633,638)	811,346	804,882
Reinsurance payable on paid losses	18,487	15,960
Funds held under reinsurance treaties	63,774	70,868
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at fair value	61,667	36,394
Securities sold under agreements to repurchase, at contract value	293,583	160,270
Accrued expenses and other liabilities (recorded at fair value $77,029; $76,840)	1,817,146	1,635,666
Debt	1,306,701	1,234,900
Total liabilities	20,370,306	19,147,697
Commitments and contingencies
Redeemable non-controlling interest	1,642	1,358
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 196,455 issued in 2017 and 2016, respectively; 171,237 and 170,508 outstanding in 2017 and 2016, respectively	1,965	1,965
Preferred stock, $0.01 par value; 10,000 shares authorized; 5,399 issued and outstanding; $913,750 aggregated liquidation preference in 2017 and 2016, respectively.	913,750	913,750
Additional paid-in capital	1,386,385	1,384,922
Treasury stock at cost; 25,218 and 25,947 shares in 2017 and 2016, respectively	(306,435)	(310,883)
Accumulated other comprehensive loss, net of tax	(97,806)	(125,722)
Retained earnings	1,398,596	1,405,071
Total AmTrust Financial Services, Inc. equity	3,296,455	3,269,103
Non-controlling interest	215,868	196,510
Total stockholders’ equity	3,512,323	3,465,613
	$23,884,271	$22,614,668

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
		As restated
Revenues:
Premium income:
Net written premium	$1,344,066	$1,220,679
Change in unearned premium	(121,534)	(146,397)
Net earned premium	1,222,532	1,074,282

Service and fee income (related parties - $20,335; $20,163)	137,496	128,805
Net investment income	63,325	49,415
Net realized gain on investments	8,615	7,975
Total revenues	1,431,968	1,260,477
Expenses:
Loss and loss adjustment expense	840,334	715,073
Acquisition costs and other underwriting expenses (net of ceding commission and administrative services - related party $153,702; $138,391)	328,215	272,468
Other	162,853	129,267
Total expenses	1,331,402	1,116,808
Income before other income (expense), provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	100,566	143,669
Other income (loss):
Interest expense (net of interest income - related party - $1,580; $2,188)	(23,601)	(15,874)
Gain on investment in life settlement contracts net of profit commission	8,610	10,730
Foreign currency loss	(17,968)	(38,233)
Gain on acquisition	—	9,678
Total other loss	(32,959)	(33,699)
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	67,607	109,970
Provision for income taxes	21,356	18,960
Income before equity in earnings of unconsolidated subsidiaries	46,251	91,010
Equity in earnings of unconsolidated subsidiaries – related parties	3,957	5,776
Net income	$50,208	$96,786
Net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	(11,005)	(4,017)
Net income attributable to AmTrust Financial Services, Inc.	$39,203	$92,769
Dividends on preferred stock	(16,571)	(8,791)
Net income attributable to AmTrust common stockholders	$22,632	$83,978
Earnings per common share:
Basic earnings per share	$0.13	$0.48
Diluted earnings per share	$0.13	$0.47
Dividends declared per common share	$0.17	$0.15
Net realized gain on investments:
Net realized gain on available for sale securities	11,630	5,272
Net unrealized gain (loss) on trading securities and other investments	(3,015)	2,703
Net realized investment gain	$8,615	$7,975
See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
		As restated
Net income	$50,208	$96,786
Other comprehensive income, net of tax:
Foreign currency translation adjustments	13,863	(47,194)
Change in fair value of interest rate swap	92	119
Unrealized gain on securities:
Gross unrealized holding gain	32,031	127,652
Tax expense arising during period	6,440	44,679
Net unrealized holding gain	25,591	82,973
Reclassification adjustments for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	—	—
Other net realized (gain) on investments	(11,630)	(428)
Reclassification adjustments for investment gain (loss) included in net income:	(11,630)	(428)
Other comprehensive income, net of tax	$27,916	$35,470
Comprehensive income	78,124	132,256
Less: Comprehensive income attributable to redeemable non-controlling interest and non-controlling interest	11,005	4,017
Comprehensive income attributable to AmTrust Financial Services, Inc.	$67,119	$128,239

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
		As restated
Cash flows from operating activities:
Net income	$50,208	$96,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,839	27,859
Net amortization of bond premium or discount	5,500	4,842
Equity earnings on investment in unconsolidated subsidiaries	(3,957)	(6,145)
Gain on investment in life settlement contracts, net	(8,610)	(10,730)
Net realized gain on investments	(8,615)	(7,975)
Discount on notes payable	1,566	1,455
Stock based compensation	5,818	5,641
Bad debt expense	11,232	305
Foreign currency loss	17,968	38,233
Gain on acquisition	—	(9,678)
Dividend received from equity investment	492	369
Changes in assets - (increase) decrease:
Premiums receivables	(285,043)	(271,320)
Reinsurance recoverable	(177,712)	(73,900)
Deferred policy acquisition costs	(97,081)	(42,667)
Prepaid reinsurance premiums	(122,295)	(102,000)
Other assets	150,741	126,208
Changes in liabilities - increase (decrease):
Ceded reinsurance premium payable	6,464	203,594
Loss and loss adjustment expense reserve	272,021	271,070
Unearned premiums	264,193	264,090
Funds held under reinsurance treaties	(7,094)	(30,984)
Accrued expenses and other liabilities	132,430	217,078
Net cash provided by operating activities	249,065	702,131
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(871,320)	(870,349)
Purchases of equity securities, available-for-sale	(41,399)	(613)
Purchase of equity securities, trading	(170,751)	(54,382)
Purchase of other investments	(12,210)	(5,441)
Sales, maturities, paydowns of fixed maturities, available-for-sale	523,448	198,173
Sales of equity securities, available-for-sale	119,257	4,563
Sales of equity securities, trading	131,845	52,744
Sales of other investments	12,690	190
Net purchases of short term investments	—	(59,927)
Net purchases of securities sold but not purchased	25,273	(9,763)
Receipt of life settlement contracts	(15,223)	—
Receipt of life settlement contract proceeds	18,081	8,058
Acquisition of subsidiaries, net of cash obtained	(27,510)	3,814
Decrease in restricted cash and cash equivalents	97,668	20,823
Purchase of property and equipment	(156,152)	(41,022)
Net cash used in investing activities	(366,303)	(753,132)

	Three Months Ended March 31,
	2017	2016
		As restated
Cash flows from financing activities:
Repurchase agreements, net	133,313	—
Secured loan agreements borrowings	102,008	—
Secured loan agreements payments	(5,874)	(1,778)
Promissory note payments	(26,171)	—
Financing fees	(76)	—
Common stock issuance	—	276
Common stock repurchase	—	(14,668)
Preferred stock issuance	—	139,070
Contingent consideration payments	—	(10,303)
Non-controlling interest capital contributions from consolidated subsidiaries, net	8,638	—
Stock option exercise and other	1,522	(2,982)
Dividends distributed on common stock	(28,987)	(26,311)
Dividends distributed on preferred stock	(16,571)	(8,791)
Net cash provided by financing activities	167,802	74,513
Effect of exchange rate changes on cash	3,395	(4,052)
Net increase in cash and cash equivalents	53,959	19,460
Cash and cash equivalents, beginning of the year	567,771	1,003,916
Cash and cash equivalents, end of the period	$621,730	$1,023,376
Supplemental Cash Flow Information
Income tax payments	$140	$5,467
Interest payments on debt	$25,463	$16,295
Declared dividends on common stock	$29,107	$26,313

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except share and per share data)

1.	Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the Securities and Exchange Commission (“SEC”) on April 4, 2017.

These interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period and all such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative, if annualized, of those to be expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the SEC.

All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

2. Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation, review and audit of the Company's consolidated financial statements required to be included in the Annual Report on Form 10-K for the year ended December 31, 2016, management identified certain errors in the Company's historical financial statements. As a result, the Company concluded that its previously issued consolidated financial statements for fiscal years 2015 and 2014, along with each of the four quarters included in fiscal year 2015, as well as the first three quarters of fiscal year 2016, needed to be restated, The Company's restated consolidated financial statements as of and for the years ended December 31, 2015 and 2014 were included in its Annual Report on Form 10-K for the year ended December 31, 2016. Within this report, the Company has included restated unaudited interim consolidated financial statements as of and for the three months ended March 31, 2016 and 2015. This Note 2 to the unaudited interim consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the three months ended March 31, 2016 and 2015, respectively.

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

Adjustments needed to correct errors

(1)
Warranty fee revenue – During the preparation of its financial statements for the year ended December 31, 2016, management became aware of a misapplication of the revenue recognition guidance in relation to its accounting for warranty contract revenue associated with promotion, marketing and administration services (collectively, "administration services") provided as part of extended service plans (“ESPs”). The Company had historically recognized the majority of revenue related to administration services at the time of the sale of ESP. However, the Company revised its application of the revenue recognition guidance to record revenue related to administration services on a straight-line basis over the term of the ESP contracts. This correction of an error created an overstatement of service and fee income and an overstatement of other expenses that were also recognized upfront at the time of the sale.

(2)
Accrual of bonuses – In prior years, the Company had expensed discretionary bonuses paid to its employees in the year the bonuses were paid because the Company did not consider the discretionary bonuses to be “probable,” which is the standard required for accrual. Upon review of ASC 270, Interim Reporting, and ASC 450, Contingencies, management determined that its application was incorrect because, even though the bonuses were discretionary, the bonuses should have been estimated and expenses assigned to interim periods so that the interim periods bear a reasonable portion of the anticipated annual amount. This created an error resulting in an overstatement of acquisition costs and other underwriting expenses.

(3)
Deferred policy acquisition costs – The Company corrected errors in its calculation of deferred policy acquisition costs related to (a) the over-amortization of certain deferred acquisition costs in 2015, resulting in an overstatement of expenses in 2015, (b) the deferral of certain non-eligible salaries and consulting fees, resulting in an understatement of expenses, (c) the treatment of certain costs as both underwriting expenses and salary and benefit expenses, resulting in the duplication of the amount originally deferred, and (d) the inclusion of deferred warranty administration fees and obligor liabilities associated with the administration services provided to our ESPs, which resulted in an increase to policy acquisition expense.

(4)
Foreign exchange gain/(loss) – The Company corrected errors related to the re-measurement of monetary balances denominated in foreign currencies into their functional currencies that were originally recorded as a component of other comprehensive income. Given the monetary nature of some of these balances, the re-measurement impact should have been recorded as foreign currency transaction gain/(loss) in the Company's statements of income.

(5)
Capitalized software – The Company capitalized certain internally developed software costs that did not meet criteria for capitalization under ASC 350, Intangibles - Goodwill and Other. This error resulted overall in an over-capitalization of certain software expenses, which resulted in an understatement of expenses for the three months ended March 31, 2016 and an overstatement of expenses for the three months ended March 31, 2015.

(6)
Imputed interest – The Company corrected an error related to imputed interest on contingent consideration owed as a result of certain business acquisitions, which resulted in an overstatement of interest expense during the three months ended March 31, 2016 and an understatement of interest expense during the three months ended March 31 2015.

(7)
Intercompany eliminations – The Company corrected an error related to internal brokerage commissions paid from one of its subsidiaries to another subsidiary, which should have been eliminated in consolidation, thereby causing an overstatement of commission income in the three months ended March 31, 2015.

(8)
Other items – The Company corrected other errors that impacted the three months ended March 31, 2016 and 2015 interim consolidated financial statements, including unaccrued liabilities, uncollectible other receivables, accrued commissions, unrecognized amortization expense, unrealized losses on investments and proper quarter end cut-off related to premiums and claims.

(9)
Balance sheet items – The Company historically recorded certain receivables (premium and other) net of commissions. The error was corrected and the Company now records the receivables on a gross basis, with the associated commission payable in other accrued expenses and liabilities. In addition, the Company corrected a classification error involving short term investments and cash and cash equivalents as of March 31, 2016 and 2015.

The following summarizes the impact of the Restatement on our previously reported unaudited interim Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015:

	Consolidated Balance Sheet
	March 31, 2016
ASSETS	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $6,221,739)	$6,307,719	$—	$6,307,719
Equity securities, available-for-sale, at fair value (cost $110,594)	98,518	—	98,518
Equity securities, trading, at fair value (cost $28,142)	29,891	—	29,891
Short-term investments	34,008	(25,094)	8,914	9
Equity investment in unconsolidated subsidiaries – related parties	146,000	—	146,000
Other investments (related party $68,860)	126,875	—	126,875
Total investments	6,743,011	(25,094)	6,717,917
Cash and cash equivalents	998,282	25,094	1,023,376	8, 9
Restricted cash and cash equivalents	359,876	—	359,876
Accrued interest and dividends	57,179	—	57,179
Premiums receivable, net	2,376,689	134,804	2,511,493	8, 9
Reinsurance recoverable (related party $2,282,432)	3,097,192	—	3,097,192
Prepaid reinsurance premiums (related party $1,184,742)	1,633,866	—	1,633,866
Other assets (related party $206,298; recorded at fair value $294,573)	1,247,886	74,017	1,321,903	1 – 9
Deferred policy acquisition costs	761,802	(25,495)	736,307	3
Property and equipment, net	292,381	(11,448)	280,933	5, 8
Goodwill	426,268	—	426,268
Intangible assets	361,289	—	361,289
	$18,355,721	$171,878	$18,527,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$7,516,089	$—	$7,516,089
Unearned premiums	4,290,528	—	4,290,528
Ceded reinsurance premiums payable (related party $571,754)	851,192	—	851,192
Accrued expenses and other liabilities (related party $167,975; recorded at fair value $101,655)	1,379,985	370,853	1,750,838	1, 2, 6, 8, 9
Debt (net of debt issuance cost of $16,616)	993,028	—	993,028
Total liabilities	15,030,822	370,853	15,401,675
Commitments and contingencies
Redeemable non-controlling interest	1,332	—	1,332
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized, 196,455 issued; 175,400 outstanding	1,965	—	1,965
Preferred stock, $0.01 par value; 10,000 shares authorized, 5,112 issued and outstanding; aggregated liquidation preference $626,250	626,250	—	626,250
Additional paid-in capital	1,381,282	—	1,381,282
Treasury stock at cost; 21,054 shares	(177,071)	—	(177,071)
Accumulated other comprehensive (loss) income, net of tax	(97,348)	(574)	(97,922)	4
Retained earnings	1,408,177	(198,401)	1,209,776	1 – 8
Total AmTrust Financial Services, Inc. equity	3,143,255	(198,975)	2,944,280
Non-controlling interest	180,312	—	180,312
Total stockholders’ equity	3,323,567	(198,975)	3,124,592
	$18,355,721	$171,878	$18,527,599

	Consolidated Statement of Income
	Three Months Ended March 31, 2016
	As previously reported		Adjustments		As restated	Reference
	(in thousands, except per share)
Revenues:
Premium income:
Net written premium	$1,220,679		$—		$1,220,679
Change in unearned premium	(146,397)		—		(146,397)
Net earned premium	1,074,282		—		1,074,282
Service and fee income (related parties - $20,163)	144,201		(15,396)		128,805	1, 8
Net investment income	49,415		—		49,415
Net realized gain on investments	7,975		—		7,975
Total revenues	1,275,873		(15,396)		1,260,477
Expenses:
Loss and loss adjustment expense	715,073		—		715,073
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $138,391)	264,634		7,834		272,468	2, 3, 5, 8
Other	128,186		1,081		129,267	1, 5, 8
Total expenses	1,107,893	—	8,915		1,116,808
Income before other (expense) income, provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	167,980		(24,311)	1	143,669
Other (expenses) income:
Interest expense (net of interest income - related party - $2,188)	(17,700)		1,826		(15,874)	6
Gain on investment in life settlement contracts net of profit commission	10,730		—		10,730
Foreign currency (loss) gain	(35,673)		(2,560)		(38,233)	4, 8
Gain on acquisition	9,678		—		9,678
Total other (expenses) income	(32,965)	—	(734)		(33,699)
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	135,015	—	(25,045)		109,970
Provision for income taxes	27,726		(8,766)		18,960	1 – 8
Income before equity in earnings of unconsolidated subsidiaries	107,289	—	(16,279)		91,010
Equity in earnings of unconsolidated subsidiary – related parties	5,776		—		5,776
Net income	$113,065	—	$(16,279)		$96,786
Net income attributable to non-controlling interests and redeemable non-controlling interests of subsidiaries	(4,017)		—		(4,017)
Net income attributable to AmTrust Financial Services, Inc.	$109,048	—	$(16,279)		$92,769
Dividends on preferred stock	(8,791)		—		(8,791)
Net income attributable to AmTrust common stockholders	$100,257	0.001	$(16,279)	2	$83,978
Earnings per common share:
Basic earnings per share	$0.57		$(0.09)		$0.48
Diluted earnings per share	$0.56		$(0.09)		$0.47
Dividends declared per common share	$0.15		$—		$0.15
Weighted average common shares outstanding - basic	175,585	165,042	—		175,585
Weighted average common shares outstanding - diluted	177,927	168,360	—		177,927

	Consolidated Statement of Comprehensive Income
	Three Months Ended March 31, 2016
	As previously reported	Adjustments	As Restated		Reference
		(in thousands)
Net income	$113,065	$(16,279)	$96,786
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(47,845)	651	(47,194)		4
Change in fair value of interest rate swap	119	—	119
Unrealized gain on securities:
Gross unrealized holding (loss) gain	124,720	2,932	127,652		8
Less tax expense	43,652	1,027	44,679		8
Net unrealized holding gain	81,068	1,905	82,973	3
Reclassification adjustment for investment loss included in net income, net of tax:
Other-than-temporary impairment loss	—	—	—
Other net realized loss on investments	(428)	—	(428)
Reclassification adjustment for investment loss included in net income	(428)	—	(428)
Other comprehensive income, net of tax	$32,914	$2,556	$35,470
Comprehensive income	145,979	(13,723)	132,256
Less: Comprehensive income attributable to non-controlling and redeemable non-controlling interest	4,017	—	4,017
Comprehensive income attributable to AmTrust Financial Services, Inc.	$141,962	$(13,723)	$128,239

	Consolidated Statement of Stockholders' Equity
	As of March 31, 2016
	As previously reported	Adjustment	As Restated	Reference
		(in thousands)
Common stock	$1,965	$—	$1,965
Preferred stock	626,250	—	626,250
Additional paid-in capital	1,381,282	—	1,381,282
Treasury stock	(177,071)	—	(177,071)
Accumulated other comprehensive income (loss)	(97,348)	(574)	(97,922)	4, 8
Retained earnings	1,408,177	(198,401)	1,209,776	1 – 8
	$3,143,255	$(198,975)	$2,944,280

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2016
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Cash flows from operating activities:
Net income	$113,065	$(16,279)	$96,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,347	2,512	27,859	5
Net amortization of bond premium or discount	4,842	—	4,842
Equity earnings on investment in unconsolidated subsidiaries	(5,776)	(369)	(6,145)	8
Gain on investment in life settlement contracts, net	(10,730)	—	(10,730)
Net realized gain on investments	(7,975)	—	(7,975)
Discount on notes payable	1,455	—	1,455
Stock based compensation	5,641	—	5,641
Bad debt expense	305	—	305
Foreign currency loss	35,673	2,560	38,233	4, 8
Gain on acquisition	(9,678)	—	(9,678)
Dividend received from equity investment	—	369	369	8
Changes in assets – (increase) decrease:
Premiums receivable	(256,816)	(14,504)	(271,320)	8, 9
Reinsurance recoverable	(72,607)	(1,293)	(73,900)	8
Deferred policy acquisition costs	(57,559)	14,892	(42,667)	3
Prepaid reinsurance premiums	(102,000)	—	(102,000)
Other assets	124,952	1,256	126,208	1 – 9
Changes in liabilities – increase (decrease):
Ceded reinsurance premium payable	203,594	—	203,594
Loss and loss expense adjustment reserves	271,070	—	271,070
Unearned premiums	263,749	341	264,090	8
Funds held under reinsurance treaties	(30,984)	—	(30,984)
Accrued expenses and other liabilities	192,883	24,195	217,078	1, 2, 6, 8, 9
Net cash provided by operating activities	688,451	13,680	702,131
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(870,349)	—	(870,349)
Purchases of equity securities, available-for-sale	(613)	—	(613)
Purchases of equity securities, trading	(54,382)	—	(54,382)
Purchases of other investments	(12,605)	7,164	(5,441)	8
Sales, maturities, paydowns of fixed maturities, available-for-sale	198,173	—	198,173
Sales of equity securities, available-for-sale	4,563	—	4,563
Sales of equity securities, trading	52,744	—	52,744
Sales of other investments	190	—	190
Net (purchases) of short term investments	(17,926)	(42,001)	(59,927)	9
Net (purchases) of securities sold but not purchased	(9,763)	—	(9,763)
Receipt of life settlement contract proceeds	8,058	—	8,058
Acquisition of subsidiaries, net of cash obtained	3,814	—	3,814
Decrease in restricted cash and cash equivalents, net	20,823	—	20,823
Purchase of property and equipment	(25,630)	(15,392)	(41,022)	5
Net cash used in investing activities	(702,903)	(50,229)	(753,132)

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2016
	As previously reported	Adjustments	As restated	Reference
Cash flows from financing activities:
Secured loan agreement payments	(1,778)	—	(1,778)
Common stock issuance	276	—	276
Common stock repurchase	(14,668)	—	(14,668)
Preferred stock issuance	139,070	—	139,070
Contingent consideration payments	—	(10,303)	(10,303)	6
Stock option exercise and other	(2,982)	—	(2,982)
Dividends distributed on common stock	(26,311)	—	(26,311)
Dividends distributed on preferred stock	(8,791)	—	(8,791)
Net cash provided by financing activities	84,816	(10,303)	74,513
Effect of exchange rate changes on cash	(4,052)	—	(4,052)
Net increase in cash and cash equivalents	66,312	(46,852)	19,460
Cash and cash equivalents, beginning of year	931,970	71,946	1,003,916	1, 2, 4-9
Cash and cash equivalents, end of period	$998,282	$25,094	$1,023,376
Supplemental Cash Flow Information
Interest payments on debt	$16,295	—	$16,295
Income tax payments	5,467	—	5,467
Declared dividends on common stock	26,313	—	26,313

	Consolidated Balance Sheet
	March 31, 2015
ASSETS	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $4,292,658)	$4,419,313	$—	$4,419,313
Equity securities, available-for-sale, at fair value (cost $96,261)	94,668	—	94,668
Equity securities, trading, at fair value (cost $29,353)	30,560	—	30,560
Short-term investments	42,668	(32,001)	10,667	9
Equity investment in unconsolidated subsidiaries – related parties	125,104	—	125,104
Other investments (related party $9,700)	45,627	—	45,627
Total investments	4,757,940	(32,001)	4,725,939
Cash and cash equivalents	997,007	32,001	1,029,008	8, 9
Restricted cash and cash equivalents	217,628	—	217,628
Accrued interest and dividends	42,952	—	42,952
Premiums receivable, net	2,134,647	83,918	2,218,565	8, 9
Reinsurance recoverable (related party $1,627,100)	2,544,549	—	2,544,549
Prepaid reinsurance premium (related party $1,047,486)	1,473,353	—	1,473,353
Other assets (related party $156,996; recorded at fair value $259,785)	1,050,804	421	1,051,225	1, 5, 8, 9
Deferred policy acquisition costs	651,884	(2,651)	649,233	3
Property and equipment, net	167,459	(8,876)	158,583	5, 8
Goodwill	458,042	—	458,042
Intangible assets	303,116	—	303,116
	$14,799,381	$72,812	$14,872,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$5,886,149	$—	5,886,149
Unearned premiums	3,704,419	—	3,704,419
Ceded reinsurance premiums payable (related party $533,234)	772,651	—	772,651
Accrued expenses and other liabilities (related party $167,975; recorded at fair value $33,189)	1,229,501	210,049	1,439,550	1, 2, 6, 8, 9
Debt (net of debt issuance cost of $12,295)	580,673	—	580,673
Total liabilities	12,173,393	210,049	12,383,442
Commitments and contingencies
Redeemable non-controlling interest	922	—	922
Stockholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized, 196,436 issued; 164,694 outstanding	1,964	—	1,964
Preferred stock, $0.01 par value; 10,000 shares authorized, 4,968 issued and outstanding	482,500	—	482,500
Additional paid-in capital	1,116,900	—	1,116,900
Treasury stock at cost; 31,562 shares	(225,121)	—	(225,121)
Accumulated other comprehensive income (loss)	(2,348)	13,202	10,854	4, 8
Retained earnings	1,088,840	(150,439)	938,401	1, 2, 4, 5, 8
Total AmTrust Financial Services, Inc. equity	2,462,735	(137,237)	2,325,498
Non-controlling interest	162,331	—	162,331
Total stockholders’ equity	2,625,066	(137,237)	2,487,829
	$14,799,381	$72,812	$14,872,193

	Consolidated Statement of Income
	Three Months Ended March 31, 2015
	As previously reported	Adjustments	As restated		Reference
	(in thousands, except share data)
Revenues:
Premium income:
Net written premium	$1,043,189	$—	$1,043,189
Change in unearned premium	(93,812)	—	(93,812)
Net earned premium	949,377	—	949,377

Service and fee income (related parties - $17,404)	112,886	(10,767)	102,119		1
Net investment income	34,573	—	34,573
Net realized gain on investments	15,653	—	15,653
Total revenues	1,112,489	(10,767)	1,101,722	3,000
Expenses:				3,000
Loss and loss adjustment expense	613,283	—	613,283
Acquisition costs and other underwriting expenses (net of ceding commission - related party - $118,687)	231,676	1,105	232,781		2, 3, 5, 8
Other	98,457	2,503	100,960		1, 5, 7, 8
Total expenses	943,416	3,608	947,024	8,000
Income before other (expense) income, provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	169,073	(14,375)	154,698	8,000
Other (expenses) income:				3,000
Interest expense (net of interest income - related party - $2,188)	(10,255)	(1,826)	(12,081)		6
Loss on extinguishment of debt	(4,714)	—	(4,714)
Gain on investment in life settlement contracts net of profit commission	11,373	—	11,373
Foreign currency gain	39,954	(15,297)	24,657		4, 8
Total other (expenses) income	36,358	(17,123)	19,235	8,000
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	205,431	(31,498)	173,933	8,000
Provision for income taxes	46,812	(10,319)	36,493	3,000	1, 2, 3, 4, 5, 6, 8
Income before equity in earnings of unconsolidated subsidiaries	158,619	(21,179)	$137,440
Equity in earnings of unconsolidated subsidiary – related parties	5,529	—	5,529
Net income	164,148	(21,179)	142,969	8,000
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests of subsidiaries	(4,083)	—	(4,083)
Net income attributable to AmTrust Financial Services, Inc.	$160,065	$(21,179)	$138,886	8,000
Dividends on preferred stock	(5,369)	—	(5,369)
Net income attributable to AmTrust common stockholders	$154,696	$(21,179)	$133,517
Earnings per common share:
Basic earnings per share	$0.95	$(0.13)	$0.82
Diluted earnings per share	$0.93	$(0.13)	$0.80
Dividends declared per common share	$0.10	—	$0.10
Weighted average common shares outstanding - basic	162,336	—	162,336
Weighted average common shares outstanding - diluted	166,874	—	166,874

	Consolidated Statement of Comprehensive Income
	Three Months Ended March 31, 2015
	As previously reported	Adjustments		As Restated	Reference
		(in thousands)
Net income	$164,148	$(21,179)		$142,969
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(65,353)	7,829		(57,524)	4
Change in fair value of interest rate swap	27	—		27
Unrealized gain on securities:
Gross unrealized holding (loss) gain	11,185	1,418		12,603	8
Less tax expense	3,915	496		4,411	8
Net unrealized holding gain	7,270	922	7,000	8,192
Reclassification adjustment for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	—	—		—
Other net realized loss on investments	(415)	—		(415)
Reclassification adjustment for investment loss included in net income	(415)	—	7,000	(415)
Other comprehensive (loss), net of tax	$(58,471)	$8,751		$(49,720)
Comprehensive income	105,677	(12,428)		93,249
Less: Comprehensive income attributable to non-controlling and redeemable non-controlling interest	4,083	—		4,083
Comprehensive income attributable to AmTrust Financial Services, Inc.	$101,594	$(12,428)		$89,166

	Consolidated Statement of Stockholders' Equity
	As of March 31, 2015
	As previously reported	Adjustment	As Restated	Reference
	(in thousands)
Common stock	$1,964	$—	$1,964
Preferred stock	482,500	—	482,500
Additional paid-in capital	1,116,900	—	1,116,900
Treasury Stock	(225,121)	—	(225,121)
Accumulated other comprehensive income (loss)	(2,348)	13,202	10,854	4, 8
Retained earnings	1,088,840	(150,439)	938,401	1, 2, 4, 5, 8
	$2,462,735	$(137,237)	$2,325,498

	Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2015
	As previously reported	Adjustments	As restated	Reference
		(in thousands)
Cash flows from operating activities:
Net income	$164,148	$(21,179)	$142,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,426	896	20,322	5
Net amortization of bond premium or discount	5,890	—	5,890
Equity earnings on investment in unconsolidated subsidiaries	(5,529)	—	(5,529)
Gain on investment in life settlement contracts, net	(11,373)	—	(11,373)
Net realized gain on investments	(16,669)	—	(16,669)
Non-cash write-down of investments	1,016	—	1,016
Discount on notes payable	1,389	—	1,389
Stock based compensation	4,914	—	4,914
Loss on extinguishment of debt	4,714	—	4,714
Bad debt expense	6,281	—	6,281
Foreign currency (gain)	(39,954)	15,297	(24,657)	4
Changes in assets – (increase) decrease:
Premiums receivable	(289,546)	(43,594)	(333,140)	8, 9
Reinsurance recoverable	(102,608)	95	(102,513)	8
Deferred policy acquisition costs	(23,501)	3,529	(19,972)	3
Prepaid reinsurance premiums	(170,505)	—	(170,505)
Other assets	(40,228)	81,420	41,192	1, 8, 9
Changes in liabilities – increase (decrease):
Ceded reinsurance premium payable	89,550	—	89,550
Loss and loss adjustment expense reserves	174,000	—	174,000
Unearned premiums	232,986	(2,332)	230,654	8
Funds held under reinsurance treaties	18,984	—	18,984
Accrued expenses and other current liabilities	170,409	(12,106)	158,303	1, 2, 6, 8, 9
Net cash provided by operating activities	193,794	22,026	215,820
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(434,806)	—	(434,806)
Purchases of equity securities, available-for-sale	(15,351)	—	(15,351)
Purchases of equity securities, trading	(62,083)	—	(62,083)
Purchases of other investments	(27,233)	8,366	(18,867)	8
Sales, maturities, paydowns of fixed maturities, available-for-sale	292,961	(3,275)	289,686	9
Sales of equity securities, available-for-sale	9,285	—	9,285
Sales of equity securities, trading	60,268	—	60,268
Sales of other investments	13,337	—	13,337
Net sales of short term investments	41,540	32,001	73,541	9
Net sale of securities sold but not purchased	3,570	—	3,570
Receipt of life settlement contract proceeds	53,080	—	53,080
Acquisition of subsidiaries, net of cash obtained	(118,464)	—	(118,464)
Increase in restricted cash and cash equivalents, net	(31,403)	—	(31,403)
Purchase of property and equipment	(21,906)	(1,088)	(22,994)	5
Net cash used in investing activities	(237,205)	36,004	(201,201)
Cash flows from financing activities:
Revolving credit facility borrowings	200,000	—	200,000
Revolving credit facility payments	(320,000)	—	(320,000)
Secured loan agreement payments	(1,733)	—	(1,733)
Convertible senior notes payments	(53,606)	—	(53,606)
Common stock issuance	171,672	—	171,672
Preferred stock issuance	176,529	—	176,529

	Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2015
	As previously reported		Adjustments		As restated	Reference
Contingent consideration payments	—		(4,178)		(4,178)	6
Non-controlling interest capital contributions to consolidated subsidiaries, net	565		—		565
Stock option exercise and other	310		—		310
Dividends distributed on common stock	(19,374)		—		(19,374)
Dividends distributed on preferred stock	(5,369)		—		(5,369)
Net cash provided by financing activities	148,994	1	(4,178)	2,000	144,816
Effect of exchange rate changes on cash	(11,326)		—		(11,326)
Net increase in cash and cash equivalents	94,257	1	53,852		148,109
Cash and cash equivalents, beginning year	902,750		(21,851)		880,899	1,2, 4-9
Cash and cash equivalents, end of period	$997,007	1	$32,001		$1,029,008
Supplemental Cash Flow Information
Interest payments on debt	$11,442		$—		$11,442
Income tax payments	96,916		—		96,916
Declared dividends on common stock	20,590		—		20,590

3.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2017, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance, to the Company.

Recent Accounting Standards, Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or a liability, and classification on the statement of cash flows. The updated guidance was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2017 did not have a material effect on the Company's results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amended guidance in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence prescribed by Topic 815. The updated guidance was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance on a modified retrospective basis. The adoption of this guidance on January 1, 2017 did not have a material effect on the Company's results of operations, financial position or liquidity.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The updated guidance was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance on a modified retrospective basis. The adoption of this guidance on January 1, 2017 did not have a material effect on the Company's results of operations, financial position or liquidity.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance specifies that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted and prospective application is required. The Company early adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or liquidity.

Recent Accounting Standards, Not Yet Adopted

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new standard shortens the amortization period for the premium on callable debt securities to the earliest call date. The amortization period for callable debt securities purchased at a discount would not be impacted by the proposed ASU. This is to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. The standard takes effect for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-07 —Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer present service cost in the same line item or items as other current employee compensation costs, and present the remaining components of net benefit cost in one or more separate line items outside of income from operations (if that subtotal is presented). In addition, this ASU limits the components of net benefit cost eligible to be capitalized to service cost. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. This standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2017, the FASB issued ASU 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies. As a result, it will not apply to the derecognition of businesses, nonprofit activities, or financial assets (including equity method investments), or to revenue transactions (contracts with customers). The new guidance also clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. In addition, transfers of nonfinancial assets to another entity in exchange for a noncontrolling ownership interest in that entity will be accounted for under ASC 610-20, removing specific guidance on such partial exchanges from ASC 845, Nonmonetary Transactions. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. This guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the accounting for goodwill impairment charges. Under current guidance, if the fair value of a reporting unit is lower than its carrying amount, an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The new guidance eliminates the current requirement to calculate a goodwill impairment charge as described above. The guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is evaluating the requirements of this guidance and the potential impact on the Company’s financial position and results of operations.

In January 2017, the FASB provided an update 2017-03—Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings  (SEC Update). This ASU adds an SEC paragraph addressing “Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards Are Adopted in a Future Period (in accordance with SAB Topic 11.M).” The SEC staff expressed its expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance (including any amendments issued prior to adoption) on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13). This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

On October 24, 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2016, due to divergent practices for reporting certain cash receipts and cash payments on the statement of cash flows, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance and clarification for eight specific cash flow issues, which include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank owned life insurance policies, distributions received from equity-method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The update takes effect for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity. In November 2016, due to divergent practices for the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows, the FASB issued final guidance on (ASC) 230, Statement of Cash Flows, that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB completed its Financial Instruments—Credit Losses project by issuing ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize a right of use asset and a lease liability on the balance sheet for leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the guidance (a) requires equity investments to be measured at fair value with changes in fair value recognized in earnings, however, an entity may choose to measure equity investments that do not have readily determinable fair value at cost minus impairment, if any, plus or minus changes resulted from observable price changes in orderly transactions for identical or similar investments of the same issuer, (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (c) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (d) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (e) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in  the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (f) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (g) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets. The updated guidance is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity.

4.	Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturities and equity securities classified as available-for-sale as of March 31, 2017 and December 31, 2016, are presented below:

(Amounts in Thousands) As of March 31, 2017	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Preferred stock	$753	$12	$—	$765
Common stock	116,114	13,499	(2,214)	127,399
U.S. treasury securities	332,089	1,181	(1,524)	331,746
U.S. government agencies	38,704	26	(12)	38,718
Municipal bonds	906,527	10,727	(11,004)	906,250
Foreign government	163,902	3,500	(827)	166,575
Corporate bonds:
Finance	1,594,509	39,132	(6,071)	1,627,570
Industrial	2,426,628	60,914	(11,948)	2,475,594
Utilities	310,717	7,024	(1,366)	316,375
Commercial mortgage-backed securities	475,061	3,493	(6,632)	471,922
Residential mortgage-backed securities:
Agency backed	922,458	13,295	(8,309)	927,444
Non-agency backed	5,133	10	(40)	5,103
Collateralized loan / debt obligation	617,608	11,646	(466)	628,788
Asset backed securities	41,212	142	(201)	41,153
	$7,951,415	$164,601	$(50,614)	$8,065,402

(Amounts in Thousands) As of December 31, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Preferred stock	$4,044	$—	$(59)	$3,985
Common stock	122,626	12,899	(2,348)	133,177
U.S. treasury securities	331,036	1,235	(1,617)	330,654
U.S. government agencies	63,467	282	(17)	63,732
Municipal bonds	860,444	9,603	(15,877)	854,170
Foreign government	149,365	4,237	(726)	152,876
Corporate bonds:
Finance	1,535,606	38,404	(7,722)	1,566,288
Industrial	2,222,843	62,133	(17,115)	2,267,861
Utilities	195,607	4,433	(1,210)	198,830
Commercial mortgage backed securities	178,092	2,464	(2,562)	177,994
Residential mortgage backed securities:
Agency backed	1,210,229	13,685	(13,529)	1,210,385
Non-agency backed	61,646	586	(1,003)	61,229
Collateralized loan / debt obligations	476,767	8,389	(751)	484,405
Asset backed securities	29,939	31	(260)	29,710
	$7,441,711	$158,381	$(64,796)	$7,535,296

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2017, the Company's foreign government securities were issued or guaranteed primarily by governments in Europe, Canada and Mexico.

Proceeds from the sale of investments in available-for-sale securities during the three months ended March 31, 2017 and 2016 were approximately $642,705 and $202,736, respectively.

A summary of the Company’s available-for-sale fixed maturities as of March 31, 2017 and December 31, 2016, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017		December 31, 2016
(Amounts in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$289,263	$289,850	$319,275	$319,882
Due after one through five years	1,782,757	1,829,025	2,956,429	2,998,711
Due after five through ten years	3,204,377	3,248,128	1,645,211	1,683,112
Due after ten years	496,679	495,824	437,452	432,702
Mortgage and asset backed securities	2,061,472	2,074,411	1,956,674	1,963,727
Total fixed maturities	$7,834,548	$7,937,238	$7,315,041	$7,398,134

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2017 and December 31, 2016:

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of March 31, 2017	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
Common and preferred stock	$40,202	$(2,214)	86	$—	$—	—	$40,202	$(2,214)
U.S. treasury securities	287,025	(1,521)	137	723	(3)	3	287,748	(1,524)
U.S. government agencies	7,736	(12)	14	—	—	—	7,736	(12)
Municipal bonds	485,032	(10,657)	114	8,635	(347)	11	493,667	(11,004)
Foreign government	70,292	(746)	454	1,919	(81)	1	72,211	(827)
Corporate bonds:
Finance	460,143	(5,731)	231	13,769	(340)	4	473,912	(6,071)
Industrial	633,781	(11,522)	415	17,279	(426)	11	651,060	(11,948)
Utilities	99,201	(1,364)	83	511	(2)	1	99,712	(1,366)
Commercial mortgage backed securities	280,918	(6,488)	74	5,612	(144)	30	286,530	(6,632)
Residential mortgage backed securities:
Agency backed	393,883	(8,250)	210	2,281	(59)	22	396,164	(8,309)
Non-agency backed	2,638	(39)	15	60	(1)	2	2,698	(40)
Collateralized loan / debt obligations	87,951	(436)	37	11,802	(30)	6	99,753	(466)
Asset-backed securities	12,474	(39)	24	4,434	(162)	7	16,908	(201)
Total temporarily impaired securities	$2,861,276	$(49,019)	1,894	$67,025	$(1,595)	98	$2,928,301	$(50,614)

	Less Than 12 Months			12 Months or More			Total
(Amounts in Thousands) As of December 31, 2016	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses	No. of Positions Held	Fair Value	Unrealized Losses
Common and preferred stock	$46,783	$(1,424)	32	$9,991	$(983)	53	$56,774	$(2,407)
U.S. treasury securities	293,155	(1,613)	115	22,989	(4)	6	316,144	(1,617)
U.S. government agencies	7,866	(17)	20	—	—	—	7,866	(17)
Municipal bonds	519,578	(15,207)	439	15,742	(670)	26	535,320	(15,877)
Foreign government	128,863	(688)	52	12,659	(38)	7	141,522	(726)
Corporate bonds:
Finance	1,071,982	(7,210)	342	16,840	(512)	13	1,088,822	(7,722)
Industrial	1,200,129	(13,648)	479	114,035	(3,467)	59	1,314,164	(17,115)
Utilities	119,488	(423)	33	10,391	(787)	6	129,879	(1,210)
Commercial mortgage backed securities	71,780	(1,654)	56	10,910	(908)	32	82,690	(2,562)
Residential mortgage backed securities:
Agency backed	718,098	(13,469)	216	8,144	(60)	26	726,242	(13,529)
Non-agency backed	24,372	(869)	21	4,462	(134)	6	28,834	(1,003)
Collateralized loan / debt obligations	97,923	(433)	37	32,937	(318)	13	130,860	(751)
Asset-backed securities	9,220	(124)	24	4,926	(136)	12	14,146	(260)
Total temporarily impaired securities	$4,309,237	$(56,779)	1,866	$264,026	$(8,017)	259	$4,573,263	$(64,796)

There are 1,992 and 2,125 securities at March 31, 2017 and December 31, 2016, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. At March 31, 2017, the Company determined that the unrealized losses on fixed maturities were primarily due to market interest rate movements since their date of purchase. On a quarterly basis, the Company analyzes securities in an unrealized loss position for OTTI. The Company considers an investment to be impaired when it has been in an unrealized loss position greater than a de minimis threshold for over 12 months, excluding securities backed by the U.S. government (e.g., U.S. treasury securities or agency-backed residential mortgage-backed securities). Additionally, the Company reviews whether any of the impaired positions related to securities for which OTTI was previously recognized, and whether the Company intends to sell any of the securities in an unrealized loss position.

Once the Company completes the analysis described above, each security is further evaluated to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. The Company considers many factors in completing its quarterly review of securities with unrealized losses for other-than-temporary impairment. For equity securities, the Company considers the length of time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. For fixed maturities, the Company considers among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, adverse conditions and near-term prospects for improvement specifically related to the issuer, industry or geographic area, the historical and implied volatility of the fair value of the security, any information obtained from regulators and rating agencies, the issuer’s capital strength and the payment structure of the debt security and the likelihood the issuer will be able to make payments in the future (or the historical failure of the issuer to make scheduled interest or principal payments or payment of dividends).

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

There were no credit-related other-than-temporary impairment ("OTTI") charges for the three months ended March 31, 2017 and 2016.

(b) Trading Securities

The original or amortized cost, estimated fair value and gross unrealized gains and losses of trading securities as of March 31, 2017 and December 31, 2016 are presented in the tables below:

(Amounts in Thousands) As of March 31, 2017	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$98,277	$7,417	$(5,436)	$100,258
U.S. Treasury securities	27,314	89	(21)	27,382
Corporate bonds:
Industrial	10,186	607	(1,396)	9,397
Utilities	19,560	67	(2,253)	17,374

(Amounts in Thousands) As of December 31, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Common stock	$76,163	$9,842	$(4,045)	$81,960
Corporate bonds:
Industrial	24,151	4,379	—	28,530
Utilities	4,930	322	—	5,252

Proceeds from the sale of investments in trading securities during the three months ended March 31, 2017 and 2016 were approximately $131,845 and $52,744, respectively.

The portion of trading gains and losses for the period related to trading securities still held during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016
Net gains and losses recognized during the period on trading securities	(3,261)	$2,756
Less: Net gains and losses recognized during the period on trading securities sold during the period	2,715	6,373
Unrealized gains and losses recognized during the reporting period on trading securities still held at the reporting date	$(5,976)	(3,617)

(c) Investment Income

Net investment income for the three months ended March 31, 2017 and 2016 was derived from the following sources:

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016
Fixed maturities, available-for-sale	$57,644	$46,193
Equity securities, available-for-sale	1,337	2,364
Equity securities, trading	989	(153)
Cash and short term investments	5,382	1,086
	65,352	49,490
Less:
Investment expenses	2,027	75
	$63,325	$49,415

(d) Realized Gains and Losses

The tables below summarize the gross realized gains and (losses) for the three months ended March 31, 2017 and 2016:

(Amounts in Thousands) Three Months Ended March 31, 2017	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$8,311	$(1,263)	$7,048
Equity securities, available-for-sale	5,223	(641)	4,582
Fixed maturity securities, trading	2,374	(5,434)	(3,060)
Equity securities, trading	6,085	(6,286)	(201)
Other investments	271	(25)	246
	$22,264	$(13,649)	$8,615

(Amounts in Thousands) Three Months Ended March 31, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$4,799	$(46)	$4,753
Equity securities, available-for-sale	660	(141)	519
Equity securities, trading	9,612	(6,856)	2,756
Other investments	4	(57)	(53)
	$15,075	$(7,100)	$7,975

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

The interest rate swap related to the Company's junior subordinated debentures matured during the three months ended March 31, 2017. The Company has one interest rate swap designated as a hedge in the total amount of $101 as of March 31, 2017 that was included as a component of accrued expenses and other liabilities. As of December 31, 2016, the Company had two interest rate swap agreements designated as a hedge that were recorded as a liability in the amount of $243 and were included as a component of accrued expenses and other liabilities.

The following table presents the notional amounts by remaining maturity of the Company’s interest rate swaps as of March 31, 2017:

	Remaining Life of Notional Amount (1)
(Amounts in Thousands)	One Year	Two Through Five Years	Six Through Ten Years	After Ten Years	Total
Interest rate swaps	—	7,334	—	—	$7,334

(1)	Notional amount is not representative of either market risk or credit risk and is not recorded in the consolidated balance sheet.

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of the Company's restricted assets as of March 31, 2017 and December 31, 2016 are as follows:

(Amounts in Thousands)	March 31, 2017	December 31, 2016
Restricted cash and cash equivalents	$615,671	$713,338
Restricted investments - fixed maturities at fair value	2,288,016	2,126,216
Total restricted cash, cash equivalents, and investments	$2,903,687	$2,839,554

(g) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company's risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle the obligations. To establish a position in security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. When the transaction is open, the liability for the obligation to replace the borrowed security is marked to market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the differences between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities. The Company’s liability for securities to be delivered is measured at their fair value and was $61,667 and $36,394 as of March 31, 2017 and December 31, 2016, respectively. The securities sold but not yet purchased consisted primarily of equity and fixed maturity securities, and the liability for securities sold but not yet purchased is included in accrued expenses and other liabilities in the consolidated balance sheet.

From time to time, the Company enters into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of March 31, 2017, the Company had twenty repurchase agreements with an outstanding principal amount of $293,583, which approximates fair value, with interest rates between 0.95% and 1.25%. The Company had approximately $348,693 of collateral pledged in support of these agreements. Interest expense associated with these repurchase agreements for the three months ended March 31, 2017 was $375. As of December 31, 2016, the Company had thirteen repurchase agreements with an outstanding principal amount of $160,270, which approximates fair value, at interest rates between 0.75% and 0.90%. The Company had approximately $175,700 of collateral pledged in support of these agreements.

5.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2017 and December 31, 2016:

(Amounts in Thousands) As of March 31, 2017	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$359,128	$359,128	$—	$—
U.S. government agencies	38,718	—	38,718	—
Municipal bonds	906,250	—	906,250	—
Foreign government	166,575	31	164,337	2,207
Corporate bonds and other bonds:
Finance	1,627,570	—	1,622,382	5,188
Industrial	2,484,991	140	2,483,530	1,321
Utilities	333,749	—	333,749	—
Commercial mortgage backed securities	471,922	—	448,278	23,644
Residential mortgage backed securities:
Agency backed	927,444	—	927,444	—
Non-agency backed	5,103	—	5,103	—
Collateralized loan / debt obligations	628,788	—	628,788	—
Asset-backed securities	41,153	—	38,340	2,813
Equity securities, available-for-sale	128,164	100,023	10,758	17,383
Equity securities, trading	100,258	96,141	—	4,117
Life settlement contracts	397,493	—	—	397,493
	$8,617,306	$555,463	$7,607,677	$454,166
Liabilities:
Equity securities sold but not yet purchased	$61,667	$61,667	$—	$—
Fixed maturity securities sold but not yet purchased	293,583	—	293,583	—
Life settlement contract profit commission	5,599	—	—	5,599
Contingent consideration	72,330	—	—	72,330
Derivatives	101	—	101	—
	$433,280	$61,667	$293,684	$77,929

(Amounts in Thousands) As of December 31, 2016	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$330,654	$330,654	$—	$—
U.S. government agencies	63,732	—	63,732	—
Municipal bonds	854,170	—	854,170	—
Foreign government	152,876	—	149,298	3,578
Corporate bonds and other bonds:
Finance	1,566,288	—	1,559,800	6,487
Industrial	2,296,391	—	2,291,351	5,040
Utilities	204,082	—	199,503	4,580
Commercial mortgage backed securities	177,994	—	177,994	—
Residential mortgage backed securities:
Agency backed	1,210,385	—	1,186,315	24,070
Non-agency backed	61,229	—	58,109	3,120
Collateralized loan / debt obligations	484,405	—	484,405	—
Asset-backed securities	29,710	—	29,710	—
Equity securities, available-for-sale	137,162	66,228	49,618	21,316
Equity securities, trading	81,960	78,827	—	3,133
Life settlement contracts	356,856	—	—	356,856
	$8,007,894	$475,709	$7,104,005	$428,180
Liabilities:
Equity securities sold but not yet purchased	$36,394	$36,394	$—	$—
Fixed maturity securities sold but not yet purchased	160,270	—	160,270	—
Life settlement contract profit commission	4,940	—	—	4,940
Contingent consideration (as restated)	71,657	—	—	71,657
Derivatives	243	—	243	—
	$273,504	$36,394	$160,513	$76,597

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2017 and 2016, respectively.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2017 and 2016. The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

(Amounts in Thousands)	Balance as of December 31, 2016	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2017
Equity securities, trading	$3,133	$(348)	$—	$4,487	$(2,134)	$(1,021)	$4,117
Equity securities, available-for-sale	21,316	—	245	—	—	(4,178)	17,383
Fixed maturities, available-for-sale	46,875	—	(714)	2,339	(463)	(12,864)	35,173
Life settlement contracts	356,856	35,495	—	15,223	(10,081)	—	397,493
Life settlement contract profit commission	(4,940)	(659)	—	—	—	—	(5,599)
Contingent consideration	(71,657)	(673)	—	—	—	—	(72,330)
Total	$351,583	$33,815	$(469)	$22,049	$(12,678)	$(18,063)	$376,237

(Amounts in Thousands)	Balance as of December 31, 2015	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2016
Equity securities, available-for-sale	37,211	—	(11,673)	18	—	—	25,556
Life settlement contracts	264,001	30,629	—	—	(57)	—	294,573
Life settlement contract profit commission	(15,406)	(7,168)	—	—	15,406	—	(7,168)
Contingent consideration (as restated)	(84,760)	(1,826)	—	2,416	10,303	—	(73,867)
Total (as restated)	$201,046	$21,635	$(11,673)	$2,434	$25,652	$—	$239,094

A reconciliation of net income for life settlement contracts in the above table to gain on investment in life settlement contracts net of profit commission included in the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016
Net income	$35,495	$30,629
Premiums paid	(25,274)	(12,102)
Profit commission	(659)	(7,168)
Other expenses	(952)	(629)
Gain on investment in life settlement contracts	$8,610	$10,730

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Income Investments: As of March 31, 2017, the Company's Level 3 equity securities consisted primarily of privately placed warrants of companies that have publicly traded common stock. The fair value of these equity securities as of March 31, 2017 was derived from the quoted price of the underlying common stock adjusted for other inputs that are not market observable.

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

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: The Company has an ownership percentage of approximately 12% in National General Holdings Corp. ("NGHC"), a publicly held insurance holding company (Nasdaq: NGHC). The Company accounts for this investment under the equity method of accounting as it has the ability to exert significant influence on NGHC. The fair value and carrying value of the investment was approximately $157,103 and $292,139, respectively, as of March 31, 2017.

•	Subordinated Debentures and Debt: The fair value of the Company's material debt arrangements as of March 31, 2017 was as follows:

	Carrying Value	Fair Value
7.25% Subordinated Notes due 2055	$145,234	$150,360
7.50% Subordinated Notes due 2055	130,711	134,784
2.75% Convertible senior notes due 2044	168,001	179,183
6.125% Notes due 2023	248,253	254,220
Junior subordinated debentures due 2035-2037	122,050	100,220
Trust preferred securities due 2033-2037	92,786	92,735
Republic promissory note	78,514	79,520
Revolving credit facility	130,000	130,000
Other	191,152	191,152

The 7.25% subordinated notes due 2055, the 7.50% subordinated notes due 2055, the 2.75% convertible senior notes due 2044, and the 6.125% notes due 2023 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the junior subordinated debentures due 2035-2037 and trust preferred securities due 2033-2037 were determined using the Black-Derman-Toy interest rate lattice model and are classified as Level 3 in the fair value hierarchy. In determining the fair value of its remaining debt, the Company uses estimates based on rates currently available to the Company for debt with similar terms and remaining maturities. Accordingly, the fair value of the Republic promissory note and other debt is classified as Level 2 within the valuation hierarchy. The Company considers its other debt's carrying value to approximate fair value as their interest rates approximate current borrowing rates.

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

•
Life settlement contracts and life settlement contract profit commission: Life settlement contracts are described in Note 6. "Investments in Life Settlements" elsewhere in this report. The fair value of life settlement contracts as well as life settlement profit commission liability is based on information available to the Company at the end of the reporting period. These financial instruments are classified as Level 3 in the fair value hierarchy. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and life expectancy reports prepared by nationally recognized and independent third party medical underwriters. The Company estimates the fair value of of policies in the portfolio based on the expected cash flow to be generated by the policies (death benefit less premium payments), discounted to reflect the cost of funding, policy specific adjustments and reserves. In order to confirm the integrity of their calculation of fair value, the Company, quarterly, retains an independent third-party actuary to verify that the actuarial modeling used by the Company to determine fair value was performed correctly and that the valuation, as determined through the Company's actuarial modeling, is consistent with other methodologies. The Company considers this information in its assessment of the reasonableness of the life expectancy and discount rate inputs used in the valuation of these investments.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of March 31, 2017 and December 31, 2016, and only includes data for policies to which the Company assigned value at those dates:

	March 31, 2017	December 31, 2016
Average age of insured	82.8 years	82.8 years
Average life expectancy, months (1)	104	107
Average face amount per policy (Amounts in thousands)	$6,680	$6,572
Effective discount rate (2)	12.9%	12.4%

(1)	Standard life expectancy as adjusted for specific circumstances.

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

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of March 31, 2017 and December 31, 2016:

	Change in life expectancy
(Amounts in Thousands)	Plus 4 Months	Minus 4 Months
Investment in life policies:
March 31, 2017	$(46,739)	$45,180
December 31, 2016	$(44,207)	$43,492

	Change in discount rate (1)
(Amounts in Thousands)	Plus 1%	Minus 1%
Investment in life policies:
March 31, 2017	$(32,447)	$35,956
December 31, 2016	$(29,881)	$33,155

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

6.	Investment in Life Settlements

The Company has a 50% ownership interest in each of three entities (collectively, the "LSC Entities") formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the remaining 50%. The LSC Entities are: Tiger Capital LLC (“Tiger”); AMT Capital Alpha, LLC (“AMT Alpha”); and AMT Capital Holdings, S.A. (“AMTCH”).

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During 2016, the Company terminated an agreement with a third party administrator of the Tiger and AMTCH life settlement contract portfolios, under which the third party received an administrative fee. The third party administrator was also eligible to receive a percentage of profits after certain time and performance thresholds had been met. This profit commission was calculated based on the discounted anticipated cash flows and the provisions of the underlying contract, and was settled with the third party administrator in 2016. The Company accrues the related profit commission on life settlements at fair value, in relation to the life settlements purchased prior to December 31, 2010. This profit commission is calculated based on the discounted anticipated cash flows and the provisions of the underlying contract. The Company provides certain actuarial and finance functions related to the LSC Entities. In conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidate the LSC Entities.

The Company accounts for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The Company has elected to account for these policies using the fair value method. The Company determines fair value as discussed in Note 5. "Fair Value of Financial Information."

Capital contributions were made to the LSC Entities during the three months ended March 31, 2017 totaling $20,000, of which the Company contributed $10,000. There were no capital contributions made to the LSC Entities during the three months ended March 31, 2016. The Company recorded a gain of $8,610 and $10,730 on investment in life settlement contracts, net of profit commission, for the three months ended March 31, 2017 and 2016, respectively.

The following tables describe the Company’s investment in life settlements as of March 31, 2017 and December 31, 2016:

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of March 31, 2017
0-1	—	$—	$—
1-2	2	9,019	12,500
2-3	7	43,007	77,922
3-4	13	39,085	89,500
4-5	14	39,182	92,900
Thereafter	223	267,200	1,433,413
Total	259	$397,493	$1,706,235

(Amounts in Thousands, except number of Life Settlement Contracts) Expected Maturity Term in Years	Number of Life Settlement Contracts	Fair Value (1)	Face Value
As of December 31, 2016
0-1	—	$—	$—
1-2	2	8,873	12,500
2-3	7	39,495	63,000
3-4	10	37,436	75,422
4-5	10	34,003	82,900
Thereafter	225	237,049	1,405,414
Total	254	$356,856	$1,639,236

(1)
The Company determined the fair value as of March 31, 2017 based on 246 policies out of 259 policies, as the Company assigned no value to 13 of the policies as of March 31, 2017. The Company determined the fair value as of December 31, 2016 based on 236 policies out of 254 policies, as the Company assigned no value to 18 of the policies as of December 31, 2016. The Company estimated the fair value of a life insurance policy using a cash flow model with an appropriate discount rate. In some cases, the cash flow model calculates the value of an individual policy to be negative, and therefore the fair value of the policy is zero as no liability exists when a negative value is calculated. The Company is not contractually bound to pay the premium on its life settlement contracts and, therefore, would not pay a willing buyer to assume title of these contracts. Additionally, certain of the Company's acquired policies were structured to have low premium payments at inception of the policy term, which later escalate greatly towards the tail end of the policy term. At the current time, the Company expenses all premium paid, even on policies with zero fair value. Once the premium payments escalate, the Company may allow the policies to lapse. In the event that death benefits are realized in the time frame between initial acquisition and premium escalation, it is a benefit to cash flow.

For these contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding March 31, 2017 and December 31, 2016:

(Amounts in Thousands, except number of Life Settlement Contracts)	March 31, 2017	December 31, 2016
Number of policies with a negative value from discounted cash flow model as of period end	13	18
Premiums paid for the preceding twelve month period for period ended	$1,682	$2,640
Death benefit received	$—	$—

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of March 31, 2017, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2017	$50,872
2018	51,151
2019	51,368
2020	47,361
2021	44,726
Thereafter	513,283
Total	$758,761

7. Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016
		As Restated
Balance, beginning of period	$928,920	$693,639
Acquisition costs deferred	289,128	252,662
Amortization	(192,047)	(209,994)
Balance, end of period	$1,026,001	$736,307

8. Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for loss and loss adjustment expense reserves ("Loss and LAE"), reported in the accompanying consolidated balance sheets as of March 31, 2017 and 2016:

(Amounts in Thousands)	2017	2016

Loss and LAE, gross of related reinsurance recoverables at beginning of year	$10,140,716	$7,208,367
Less: Reinsurance recoverables at beginning of year	3,873,786	2,665,187
Net balance, beginning of year	6,266,930	4,543,180
Incurred related to:
Current year	821,483	639,122
Prior year	18,851	75,951
Total incurred during the year	840,334	715,073
Paid related to:
Current year	(135,865)	(93,864)
Prior year	(612,860)	(478,987)
Total paid during the year	(748,725)	(572,851)
Loss portfolio transfers	—	168,382
Acquired outstanding loss and loss adjustment reserves	200,802	—
Effect of foreign exchange rates	27,889	(69,092)
Net balance, end of period	6,587,230	4,784,692
Plus reinsurance recoverables at end of period	4,042,932	2,731,397
Loss and LAE, gross of related reinsurance recoverables at end of period	$10,630,162	$7,516,089

In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably (adversely) than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE should decrease (increase). The Company's management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s Loss and LAE reserves.
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
The Company's Loss and LAE, gross of related reinsurance recoverables increased $489,445 and $307,722, respectively, during the three months ended March 31, 2017 and 2016. The increase in 2017 related to the acquisition of AmeriHealth Casualty Insurance Company and increased premium writings. The Company had adverse prior period development of $18,851 during the three months ended March 31, 2017. The adverse development was driven primarily by certain general liability programs in the Company's Specialty Program segment. The increase in 2016 related to a loss portfolio transfer and increased premium writing. The Company's liabilities for unpaid losses and LAE attributable to prior years increased by $75,951 due to adverse loss experience in the Company's Specialty Program segment's general liability (particularly non-admitted programs) and auto liability portfolios, and the Company's Small Commercial Business segment's auto liability portfolio.

9. Debt

The Company’s outstanding debt consisted of the following at March 31, 2017 and December 31, 2016:

(Amounts in Thousands)	March 31, 2017	December 31, 2016
Revolving credit facility	$130,000	$130,000
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5,258	5,223
2.75% Convertible senior notes due 2044 (the "2044 Notes")	168,001	166,387
6.125% Notes due 2023 (the "2023 Notes")	248,253	248,185
Junior subordinated debentures (the "2035-2037 Notes")	122,050	122,028
Trust preferred securities (the "2033-2037 TPS Notes")	92,786	92,786
7.25% Subordinated notes due 2055 (the "7.25% 2055 Notes")	145,234	145,202
7.50% Subordinated notes due 2055 (the "7.50% 2055 Notes")	130,711	130,684
Secured loan agreements	171,842	75,762
Promissory notes	92,566	118,643
	$1,306,701	$1,234,900

Aggregate scheduled maturities of the Company’s outstanding debt, excluding unamortized deferred origination costs, at March 31, 2017 are:

(Amounts in Thousands)	March 31, 2017
2017	$4,833	(1)
2018	32,933	(1)
2019	161,115
2020	26,932
2021	15,277
Thereafter	1,081,517	(2)
Total scheduled payments	1,322,607
Unamortized deferred origination costs	(15,906)
	$1,306,701

(1)
Amount does not include scheduled maturities of notes payable on the collateral loan to Maiden of $113,542 in March 2017, $20,192 in April 2018 and $34,240 in June 2018. See Note 14. "Related Party Transactions" for additional information.

(2)	Amount includes debt outstanding under the 2021 Notes and 2044 Notes, which is net of unamortized original issue discount of $705 and $45,560, respectively.

Additionally, the Company utilizes various letters of credit in its operations. The following is a summary of the Company's letters of credit as of March 31, 2017:

(Amounts in Thousands)	Letters of Credit Limit	Letters of Credit Outstanding	Letters of Credit Available
Revolving credit facility	$175,000	$173,252	$1,748
Funds at Lloyd's facility, in USD equivalent	645,656	635,394	10,262
ING Bank N.V. and Deutsche Bank Netherlands N.V. facilities, in USD equivalent	81,852	68,070	13,782
Comerica bank letters of credit	75,000	43,067	31,933
UniCredit Bank	100,000	100,000	—
Other letters of credit, in aggregate	101,836	101,836	—

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the three months ended March 31, 2017 and 2016 was:

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016
Revolving credit facility	$1,510	$1,156
Funds at Lloyd's facility	1,479	1,199
2021 Notes	117	115
2023 Notes	3,897	3,897
2035-2037 Notes	1,468	1,515
2033-2037 TPS Notes	1,031	—
2044 Notes	3,225	3,116
7.25% 2055 Notes	2,750	2,750
7.50% 2055 Notes	2,559	2,559
Secured loan agreements	1,334	189
Promissory notes	1,663	158
Other, including interest income	2,568	(780)
Total	$23,601	$15,874

Secured loan agreements

On January 12, 2017, the Company, through three wholly-owned subsidiaries, entered into a ten-year secured loan agreement with Teachers Insurance and Annuity Association of America in the aggregate amount of £73,500 (or $92,147) to finance the purchase of a commercial office building in London. The loan bears interest at an annual rate of 3.45% and matures on January 15, 2027. The loan requires quarterly interest payments for the term of the loan, with the principal and any accrued interest to be paid at maturity.

On February 24, 2017, the Company, through a wholly-owned subsidiary, entered into a ten-year secured loan agreement with Citigroup Global Markets Realty Corp. in the aggregate principal amount of $11,350 to finance the purchase of a commercial office building in Alpharetta, Georgia. The mortgage bears interest at a fixed annual rate of 4.67% and matures on March 6, 2027. The loan requires monthly interest only payments through March 6, 2019, principal and interest payments of approximately $64 through February 6, 2027, with any remaining principal and accrued interest to be paid at maturity.

Waivers Related to Restatement and Other Matters

In March 2017, except as described below, the Company obtained waivers from the required lenders under each of its credit facilities and secured loan agreements that the Company determined that an event of default had occurred as a result of the restatement discussed in Note 2. "Restatement of Previously Issued Consolidated Financial Statements" and its failure to timely file its Annual Report on Form 10-K, including as a result of any related cross defaults. Such waivers provided a waiver of all known defaults or events of default under such credit facilities and secured loan agreements, including one or more of the following, as applicable, (i) the occurrence of any defaults and events of default arising from the breach of representations, warranties and covenants contained in certain of the Company's credit facilities due to the restatement of its historical financial statements and related certifications in respect of fiscal years ended December 31, 2015 and 2014, and the quarterly periods in 2016 and the delay in filing its Form 10-K for the fiscal year ended December 31, 2016, (ii) the occurrence of any cross default that may have arisen from events of default under the Company’s other indebtedness as a result of the restatement and failure to timely deliver the Form 10-K and the failure to obtain a waiver from the lenders under certain other credit facilities, (iii) the occurrence of any cross default that may have arisen from an event of default under a subsidiary’s letter of credit facilities due to past breaches of certain financial ratios and rating requirements that are no longer applicable and for which waivers have been received, (iv) the occurrence of any cross default that may have arisen from an event of default under the Funds at Lloyd’s Facility, due to past breaches of a financial covenant that is no longer applicable and for which a prospective and retroactive waiver has been received, and (v) any failure to deliver notices in connection with any of the foregoing.

The Company has a ten-year secured loan agreement with Citigroup Global Markets Realty Corp. in the aggregate amount of $29,000 that is secured by a commercial office building the Company owns in Dallas, Texas. Citigroup Global Markets Realty Corp. transferred its interest under the loan agreement to Citigroup Commercial Mortgage Trust 2016-C1, a commercial mortgage securitization vehicle. In March 2017, the Company sought a waiver from the servicer under the loan agreement relating to an event of default thereunder as a result of the restatement of the Company’s financial statements and its failure to timely file its Form 10-K. The Company has not yet obtained such a wavier and has no assurances that such a waiver will be obtained in the future.

10.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016
		(As restated)
Policy acquisition expenses	$137,386	$148,665
Salaries and benefits	171,377	117,821
Other insurance general and administrative expenses	19,452	5,982
	$328,215	$272,468

11. Earnings Per Share

There were no outstanding unvested restricted shares as of March 31, 2017 and 2016. The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Amounts in Thousands, except for earnings per share)	2017	2016
		As Restated
Basic earnings per share:
Net income attributable to AmTrust common shareholders	$22,632	$83,978

Weighted average common shares outstanding - basic	170,864	175,585
Net income per AmTrust common share - basic	0.13	$0.48

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$22,632	$83,978

Weighted average common shares outstanding – basic	170,864	175,585
Plus: Dilutive effect of stock options, convertible debt, other	1,828	2,342
Weighted average common shares outstanding – dilutive	172,692	177,927
Net income per AmTrust common shares – diluted	$0.13	$0.47

The Company's anti-dilutive securities excluded from diluted earnings per share calculation were immaterial for the three months ended March 31, 2017 and 2016, respectively.

12. Share Based Compensation

The Company’s 2010 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s common stock. The Company is authorized to issue up to 14,630,136 shares of Company stock for awards of options to purchase shares of the Company’s common stock ("Stock Options"), restricted stock, restricted stock units (“RSU”), performance share units (“PSU”) or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued is subject to the authority of the Company’s Board of Directors who may adjust the amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of March 31, 2017, approximately 7,000,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense for its share-based payments based on the fair value of the awards. Compensation expense for all share-based payments was approximately $5,818 and $5,641 for the three months ended March 31, 2017 and 2016, respectively. The Company has unrecognized compensation cost related to unvested stock options and non-vested RSU awards of $39,528 and $44,975 at March 31, 2017 and December 31, 2016, respectively.

Stock Options

The Company may grant Stock Options at prices equal to the closing stock price of the Company’s stock on the dates the Stock Options are granted. The Stock Options have a term of ten years from the date of grant and vest primarily in equal annual installments over the four-year period following the date of grant for employee options. The Company uses the simplified method in determining the expected life. Employees have three months after the employment relationship ends to exercise all vested Stock Options. The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all Stock Option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

The following schedule shows all Stock Options granted, exercised, and expired under the Plan for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Three Months Ended March 31,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,305,351	$7.54	2,783,880	$6.99
Granted	—	—	—	—
Exercised	(556,252)	5.43	(210,018)	3.87
Canceled or terminated	—	—	—	—
Outstanding at end of period	1,749,099	8.21	2,573,862	7.24

The Company did not grant any Stock Options during the three months ended March 31, 2017 and 2016. As of March 31, 2017 and 2016, outstanding Stock Options had an approximate weighted average life of 3.0 and 3.1 years, respectively.

The intrinsic value of Stock Options exercised during the three months ended March 31, 2017 and 2016 was $10,069 and $4,561, respectively. The intrinsic value of Stock Options that were outstanding as of March 31, 2017 and December 31, 2016 was $18,963 and $45,812, respectively. The intrinsic value of Stock Options that were exercisable as of March 31, 2017 and December 31, 2016 was $18,934 and $45,506, respectively.

Cash received from Stock Options exercised was $3,022 and $813 during the three months ended March 31, 2017 and 2016, respectively. The excess tax benefit from award exercises was approximately $391 and $1,539 for the three months ended March 31, 2017 and 2016, respectively. During 2017, such benefits were recorded as a reduction of income tax payable and FIT expense. During 2016, such benefits were recorded as a reduction of income tax payable and an increase in additional paid in capital.

Restricted stock, RSU and PSU

The Company grants restricted shares, RSUs and PSUs with a grant date fair value equal to the closing stock price of the Company’s stock on the dates the shares or units are granted. The restricted shares and RSUs vest ratably over a period of one to four years, while PSUs vest based on the terms of the awards. As of March 31, 2017 and 2016, all restricted stock, RSU and PSU outstanding had an approximate weighted average remaining life of 1.3 years and 1.4 years, respectively.

A summary of the Company’s restricted stock and RSU activity for the three months ended March 31, 2017 and 2016 is shown below:

	Three Months Ended March 31,		Three Months Ended March 31,
	2017		2016
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,965,011	$24.38	1,853,516	$20.54
Granted	20,157	23.03	250,038	25.73
Vested	(298,427)	20.84	(447,198)	15.78
Forfeited	(8,383)	25.81	(25,264)	24.11
Non-vested at end of period	1,678,358	24.99	1,631,092	22.58

The Company's RSU grant that typically occurs in early March of each year did not occur until April in 2017, causing the significant decrease in the RSUs granted during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

A summary of the Company's PSU activity for the three months ended March 31, 2017 and 2016 is shown below:

	Three Months Ended March 31,		Three Months Ended March 31,
	2017		2016
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	680,597	$25.57	752,466	$24.58
Granted	11,917	23.03	—	—
Vested	—	—	—	—
Forfeited	(6,116)	26.63	(914)	22.60
Non-vested at end of period	686,398	25.51	751,552	24.58

PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period.

13. Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
		As Restated
(Amounts in Thousands)	2017	2016
Income before equity in earnings of unconsolidated subsidiaries	$67,607	$109,970
Tax at federal statutory rate of 35%	$23,662	$38,490
Tax effects resulting from:
Foreign rate differential	(10,909)	(17,320)
Adjustment to prior year taxes	1,407	147
Permanent adjustments	5,676	(4,473)
Valuation allowance	1,951	(511)
Other, net	(431)	2,627
	$21,356	$18,960
Effective tax rate	31.6%	17.2%

As of March 31, 2017, the Company has U.S. Net Operating Losses ("NOLs") of $26,338 that expire beginning in 2019 through 2036. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $9,084 per year. The Company also has foreign NOLs of $808,549, the majority of which have no expiration. The Company’s management believes that as of March 31, 2017, except for a portion of foreign NOLs, it will realize the benefits of its deferred tax assets, which are included as a component of other liabilities on the consolidated balance sheet, due to the Company having an overall deferred tax liability position. As a result, the Company recorded a valuation allowance of $147,194 and $142,462 as of March 31, 2017 and December 31, 2016, respectively. The increase in the valuation allowance from December 31, 2016 to March 31, 2017 was primarily due to the increase of gross NOLs in Luxembourg, which required a full valuation allowance. The Company did not utilize any equalization reserves attributed to its Luxembourg reinsurance companies during the three months ended March 31, 2017 and 2016, respectively.

The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition.

The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitation is open for tax years ended December 31, 2011 and forward. The Company is currently under audit in the U.S. for tax years 2013 and 2014 . The audit is ongoing as of March 31, 2017 and is expected to close during 2017.

As permitted by FASB ASC 740-10 Income Taxes, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision. The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of March 31, 2017 and December 31, 2016. No interest or penalties have been recorded by the Company for the three months ended March 31, 2017 and 2016, respectively. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

14. Related Party Transactions

Significant Transactions with Maiden Holdings, Ltd.

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal stockholders, and, respectively, the former chairman of the board of directors, a director, and the current Chairman, Chief Executive Officer and President of the Company. As of March 31, 2017, two of the Company's principal stockholders, Leah Karfunkel (one of the Company's directors and co-trustee of the Michael Karfunkel Family 2005 Trust (the “Trust”)), and Barry Zyskind, owned or controlled approximately 7.9% and 7.5%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of Maiden’s board of directors. Maiden Reinsurance Ltd. (“Maiden Reinsurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and its subsidiaries and Maiden and its subsidiaries.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”), and Maiden Reinsurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Reinsurance an amount equal to 40% of the premium written for certain lines of business by the Company’s U.S., Irish and U.K. insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd. ("AEL"), net of commissions). AII also retrocedes 40% of losses. Certain business that the Company commenced writing after the effective date of the Maiden Quota Share, including, among other lines, the Company’s European medical liability business discussed below, business assumed from Tower Group International, Ltd. (“Tower”) pursuant to the cut-through quota share reinsurance agreement, and risks, other than workers’ compensation risks and certain business written by the Company’s Irish subsidiary, AmTrust International Underwriters DAC (“AIU”), for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 is not ceded to Maiden Reinsurance under the Maiden Quota Share (ceded business defined as “Covered Business”).

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

The Company, through its subsidiaries AEL and AIU, has a reinsurance agreement with Maiden Reinsurance by which the Company cedes to Maiden Reinsurance a percentage of its European medical liability business, including business in force at April 1, 2011. From April 1, 2011 through June 30, 2016, that percentage ceded by both AEL and AIU was 40%. Effective July 1, 2016, the percentage ceded by AEL decreased to 32.5%, and, effective July 1, 2017, will decrease to 20%. The quota share had an initial term of one year and has been renewed through March 31, 2018. The agreement can be terminated at any April 1 by either party on four months’ prior written notice. Maiden Reinsurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%. The Company did not receive any profit commissions for this business for the three months ended March 31, 2017 or 2016.

The following is the effect on the Company’s results of operations for the three months ended March 31, 2017 and 2016 related to the Maiden Quota Share agreement:

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016
Results of operations:
Premium written – ceded	$(586,913)	$(543,688)
Change in unearned premium – ceded	76,798	86,698
Earned premium - ceded	$(510,115)	$(456,990)
Ceding commission on premium written	$185,653	$174,334
Ceding commission – deferred	(31,951)	(35,943)
Ceding commission – earned	$153,702	$138,391
Incurred loss and loss adjustment expense – ceded	$420,556	$354,854

Note Payable to Maiden – Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, the Company entered into a loan agreement with Maiden Reinsurance during the fourth quarter of 2007, whereby Maiden Reinsurance loaned to the Company the amount equal to AII’s quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. Advances under the loan, which were made in three separate tranches of $113,542 (December 2007), $20,192 (April 2008) and $34,240 (June 2008), are secured by promissory notes. The loan agreement provides for interest at a rate of LIBOR plus 90 basis points (which is applicable to all three advances) and is payable on a quarterly basis. The Company recorded $712 and $562 of interest expense during the three months ended March 31, 2017 and 2016, respectively.The maturity date with respect to each advance in ten years from the date the advance was made. Effective December 1, 2008, AII and Maiden Reinsurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Reinsurance is required to provide AII the assets required to secure Maiden’s proportional share of AII’s obligations to the AmTrust Ceding Insurers. In addition, pursuant to the quota share reinsurance agreement among AEL, AIU and Maiden Reinsurance for the Company’s European medical liability business, Maiden Reinsurance is required to provide AEL and AIU the assets required to secure AEL’s and AIU’s obligations. The aggregate amount of this collateral contained in various reinsurance trusts as of March 31, 2017 was approximately $3,146,767. Maiden retains ownership of the collateral in the trust accounts.

Reinsurance Brokerage Agreement

The Company, through a subsidiary, has a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $4,160 and $6,862 of brokerage commission during the three months ended March 31, 2017 and 2016, respectively. The brokerage commission was recorded as a component of service and fee income.

Asset Management Agreement

A subsidiary of the Company manages the assets of Maiden Reinsurance and certain of its affiliates for an annual rate of 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less, and an annual rate of 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is more than $1,000,000. The Company managed approximately $4,815,565 of assets, as of March 31, 2017, related to this agreement. As a result of this agreement, the Company recorded $1,823 and $1,645 of asset management fees during the three months ended March 31, 2017 and 2016. The asset management fees were recorded as a component of service and fee income.

Significant Transactions with National General Holding Corp.

The Company has an ownership interest in NGHC of approximately 12%. NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates twenty-two insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. NGHC's two largest stockholders are the Trust and a grantor retained annuity trust controlled by Leah Karfunkel. Leah Karfunkel, who is co-trustee of the Trust along with Barry Zyskind, is a member of the Company’s board of directors, and the mother-in-law of Barry Zyskind, the Company’s Chairman, Chief Executive Officer and President. The ultimate beneficiaries of the Trust include Leah Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Barry Karfunkel, the son of

Leah Karfunkel and brother-in-law of Barry Zyskind, is the chief executive officer of NGHC and Barry Zyskind is NGHC’s non-executive chairman of the board. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

During the three months ended March 31, 2017 and 2016, the Company recorded $3,957 and $5,776 of income, respectively, related to its equity investment in NGHC.

Master Services Agreement

The Company provides NGHC and its affiliates information technology services in connection with the development and licensing of a policy management system. The Company provides the license at a cost that is currently 1.25% of gross premiums written of NGHC and its affiliates plus the Company’s costs for development and support services. The Company provides development services at a price of cost plus 20%. In addition, the Company provides NGHC and its affiliates printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processes for NGHC and its affiliates on the policy management system. The Company also provides NGHC and its affiliates lockbox services for policies processed on the system, and scanning of correspondence and supplemental materials. The Company charges NGHC for these services based on actual volume and actual cost. The Company recorded approximately $11,786 and $9,910 of fee income during the three months ended March 31, 2017 and 2016, respectively, related to this agreement.

Asset Management Agreement

A subsidiary of the Company manages the assets of certain of NGHC’s subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual rate of 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less, and an annual rate of 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is more than $1,000,000. The Company managed approximately $3,309,795 of assets as of March 31, 2017 related to this agreement. As a result of this agreement, the Company recorded approximately $1,079 and $793 of asset management fees during the three months ended March 31, 2017 and 2016. The asset management fees were recorded as a component of service and fee income.

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

NGHC currently leases office space from 800 Superior. The lease agreement is through 2027. NGHC paid 800 Superior approximately $703 and $683 of rent during the three months ended March 31, 2017 and 2016, respectively. As discussed in Note 16. “New Market Tax Credit,” 800 Superior, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

4455 LBJ Freeway, LLC

In 2015, the Company and NGHC each acquired an ownership interest in 4455 LBJ Freeway, LLC (“4455 LBJ Freeway”), which owns an office building in Dallas, Texas. The cost of the building was approximately $21,050. The Company has been appointed the managing member of 4455 LBJ Freeway. Additionally, in conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of 4455 LBJ Freeway. As such, in accordance with ASC 810-10, Consolidation, the Company consolidates this entity. NGHC's portion of the net assets and earnings are recorded within non-controlling interest in the condensed consolidated financial statements. The Company recorded approximately $527 and $341 of service and fee income related to rent for the three months ended March 31, 2017 and 2016, respectively.

In addition, NGHC has an office lease agreement with 4455 LBJ Freeway. The lease agreement is through February 2028. Lastly, 4455 LBJ Freeway entered into a ten-year loan agreement secured by the office building owned by 4455 LBJ Freeway. As part of that transaction, the Company and NGHC provided a joint and several guaranty to the lender. As a result, the Company and NGHC entered into an agreement to contribute 50% toward any payments the other party would be required to make pursuant to this guaranty.

Significant Transactions with ACP Re, Ltd.

ACP Re, Ltd. (“ACP Re”) is a privately-held Bermuda reinsurance holding company owned by the Trust. The following section describes the agreements in place between the Company and its subsidiaries and ACP Re and its subsidiaries.

Asset Management Agreement

A subsidiary of the Company manages the assets of ACP Re and certain of its subsidiaries for an annual rate of 0.20% of the average aggregate value of the assets under management, excluding investment in AmTrust stock, for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less, and an annual rate of 0.15% of the average aggregate value of the assets under management, excluding investments in AmTrust stock, for the preceding quarter if the average aggregate value for the preceding quarter is more than $1,000,000. The Company managed $385,931 of assets as of March 31, 2017. The Company recorded approximately $210 and $231 of asset management fees during the three months ended March 31, 2017 and 2016, respectively. The asset management fees were recorded as a component of service and fee income.

ACP Re Credit Agreement

The Company, as Administrative Agent, AII and NG Re Ltd., as Lenders, and ACP Re Holdings, LLC (the "Borrower") and the Trust entered into an Amended and Restated Credit Agreement on September 20, 2016 (the "ACP Re Credit Agreement"), pursuant to which the Lenders made a $250,000 loan ($125,000 made by each Lender) to the Borrower. The ACP Re Credit Agreement amended and restated the original credit agreement between the parties dated September 15, 2014, and was entered into following approval by the Superior Court of the State of California of the Plan of Conservation and Liquidation developed by the Commissioner of Insurance of the State of California for CastlePoint National Insurance Company (“CNIC”) (the “Conservation Plan”), and the $200,000 contribution to CNIC by members of the Michael Karfunkel family on September 20, 2016 (the “Contribution”).

The ACP Re Credit Agreement has a maturity date of September 20, 2036. Outstanding borrowings under the ACP Re Credit Agreement bear interest at a fixed annual rate of 3.70% (payable in cash, semi-annually in arrears on the last day of January and July), provided that up to 1.20% thereof may be paid in kind. Fees payable to the Company for its service as Administrative Agent include an annual fee equal to $30, plus reimbursement of costs, expenses and certain other charges.
Commencing on September 20, 2026, and for each year thereafter, 2% of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable. At the Lenders’ discretion, the Borrower may repay the loan using cash or tradeable stock of an equivalent market value of any publicly traded company on the NYSE, NASDAQ or London stock exchange. The Borrower has the right to prepay the amounts borrowed, in whole or in part.
The ACP Re Credit Agreement contains a financial covenant whereby the Trust will cause the Borrower to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to the Borrower of assets having a market value of at least the shortfall (the “Maintenance Covenant”). The obligations of the Borrower are secured by equity interests, cash and cash equivalents, other investments held by the Borrower and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant.
The ACP Re Credit Agreement also provides for customary events of default, with grace periods where appropriate, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, failure to comply with covenants, breaches of representations and warranties, certain insolvency or receivership events affecting the Borrower, the occurrence of certain material judgments, certain amounts of reportable ERISA or foreign pension plan noncompliance events, if any security interest created under the ACP Re Credit Agreement ceases to be in full force and effect, a change of control of greater than 50%, or an uncured breach of the Maintenance Covenant. Upon the occurrence and during the continuation of an event of default, the Company, as Administrative Agent, upon the request of any Lender, would declare the Borrower's obligations under the ACP Re Credit Agreement immediately due and payable and/or exercise any and all remedies and other rights under the ACP Re Credit Agreement.

As of March 31, 2017 and December 31, 2016, the Company recorded $126,580 and $127,188, respectively, of loan and related interest receivable as a component of other assets on the condensed consolidated balance sheet. The Company recorded total interest income of approximately $1,159 and $2,188 for the three months ended March 31, 2017 and 2016, respectively, under the ACP Re Credit Agreement.
Other Related Party Transactions

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Leah Karfunkel and George Karfunkel. The lease term is through May 2023. The Company paid approximately $472 and $382 of rent during the three months ended March 31, 2017 and 2016, respectively, for this leased office space.

The Company leases office space in Chicago, Illinois from IC 233 Building Company LLC, a wholly-owned subsidiary of Illinois Center Building Company, discussed below. The lease term is ten years through the end of May 2026. The Company's rent expense was $100 during the three months ended March 31, 2017 for the leased office space. During the three months ended March 31, 2016, the Company leased office space in Chicago, Illinois from 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Leah Karfunkel and George Karfunkel. The Company paid rent of approximately $132 during three months ended March 31, 2016. The lease terminated on May 31, 2016.

Equity Investments in Limited Partnerships

In February 2015, the Company invested approximately $9,700 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. NGHC is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by a related party and managed by an unrelated third party. The Company and NGHC each received a 45% limited partnership interest in North Dearborn for their respective $9,700 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. From time to time, the Company, NGHC and NA Advisors will make capital contributions to, or receive distributions from, North Dearborn, in all instances in accordance with their respective ownership percentages. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three-month lag basis. The Company recorded approximately $318 and $273 of income from this investment during the three months ended March 31, 2017 and 2016, respectively.

In August 2015, certain of the Company's subsidiaries invested approximately $53,715 in Illinois Center Building Company, L.P. (“Illinois Center”), a limited partnership that owns an office building complex in Chicago, Illinois. NGHC and ACP Re are also limited partners in Illinois Center, and the general partner is NA Advisors. The Company and NGHC each have a 37.5% limited partnership interest in Illinois Center, while ACP Re has a 15.0% limited partnership interest. NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. From time to time, the Company, NGHC, ACP Re and NA Advisors will make capital contributions to, or receive distributions from, Illinois Center, in all instances in accordance with their respective ownership percentages. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three-month lag basis. The Company recorded approximately $448 and $593 of income from this investment during the three months ended March 31, 2017 and 2016, respectively.

These limited partnerships are considered variable interest entities ("VIEs"). Based on current accounting guidance, the Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having: (i) power over the significant activities of the entity, and (ii) having an obligation to absorb losses or the right to receive benefits from the VIE that are potentially significant to the VIE. The Company performed a primary beneficiary analysis on the aforementioned limited partnerships and determined the Company was not the primary beneficiary since it does not have power over the significant activities of the entity. These limited partnerships are recorded as a component of other investments on the condensed consolidated balance sheet. The carrying value of these limited partnerships, in aggregate, was $73,094 and $72,328 as of March 31, 2017 and December 31, 2016, respectively. The maximum exposure to loss, which is the estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of the Company's interests declines to zero, without any consideration of recovery or offset from any economic hedges, was $73,094 and $72,328 as of March 31, 2017 and December 31, 2016, respectively. The maximum exposure to loss is a required disclosure under US GAAP and is not an indication of expected loss.

Use of Company Aircraft

The Company and its wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), are each a party to aircraft time share agreements with each of Maiden and NGHC. The agreements provide for payment to the Company or AUI for the usage of their respective company-owned aircraft and cover actual expenses incurred and permissible under federal aviation regulations. Such expenses include, among others, travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes. Neither the Company nor AUI charges Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircrafts (for example, aircraft purchase costs, insurance and flight crew salaries). During the three months ended March 31, 2017, Maiden paid $13 and NGHC paid $103, respectively, for their respective use of the company-owned aircraft under these agreements.

In addition, for personal travel, Barry Zyskind entered into an aircraft reimbursement agreement with the Company and AUI. Since entering into such agreements, Mr. Zyskind has fully reimbursed the Company and AUI for the incremental cost billed by the Company and AUI for his personal use of the company-owned aircraft. During the three months ended March 31, 2017 and 2016, Mr. Zyskind reimbursed the Company and AUI, in aggregate, $196 and $80, respectively, for his personal use of the company-owned aircraft.

15. Acquisitions

AmeriHealth Casualty Insurance Company

On February 28, 2017, the Company completed its previously announced acquisition of AmeriHealth Casualty Insurance Company ("AmeriHealth Casualty"), a workers’ compensation insurance company operating primarily in Pennsylvania and New Jersey. The Company acquired 100%of the outstanding stock of AmeriHealth Casualty for approximately $92,786 in cash, which is subject to a reserve guarantee of approximately $40,000, subject to a 10% loss corridor retained by the Company and payable after five years, based on the development of AmeriHealth Casualty’s loss reserves as of June 30, 2016. As of March 31, 2017, the Company had recorded $25,000 related to the reserve guarantee.

A summary of the preliminary assets acquired and liabilities assumed for AmeriHealth Casualty are as follows:

(Amounts in Thousands)
Assets
Cash and investments	$275,351
Premium receivable	46,253
Accrued interest and dividends	1,162
Reinsurance recoverable	16,455
Other assets	31,437
Goodwill and intangible assets	13,976
Total assets	$384,634

Liabilities
Loss and loss adjustment expense reserves	$214,981
Unearned premiums	49,284
Accrued expenses and other liabilities	27,583
Total liabilities	$291,848
Acquisition price	$92,786

The goodwill and intangible assets, as well as AmeriHealth Casualty's results of operations, are included as a component of the Small Commercial Business segment. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of licenses and agent relationships. As a result of this acquisition, the Company recorded approximately $5,636 of gross written premium and $971 of net income during the three months ended March 31, 2017.

Other

The Company had an additional immaterial acquisitions totaling approximately $2,103 during the three months ended March 31, 2017. No individual acquisition were significant and, therefore, the Company was not required to include any pro forma financial information in this report.

16. New Market Tax Credit

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

17. Stockholder's Equity and Accumulated Other Comprehensive Income (Loss)

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	Three Months Ended March 31,
	2017			2016
(Amounts in Thousands)	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
				As restated		As restated
Balance, December 31,	$3,269,103	$196,510	$3,465,613	$2,723,780	$176,455	$2,900,235
Net income	39,203	10,720	49,923	92,769	3,857	96,626
Unrealized holding gain	25,591	—	25,591	82,973	—	82,973
Reclassification adjustment	(11,630)	—	(11,630)	(428)	—	(428)
Foreign currency translation	13,863	—	13,863	(47,194)	—	(47,194)
Unrealized gain on interest rate swap	92	—	92	119	—	119
Share exercises, compensation and other	5,911	—	5,911	2,686	—	2,686
Common share purchase, net	—	—	—	(14,391)	—	(14,391)
Common stock dividends	(29,107)	—	(29,107)	(26,313)	—	(26,313)
Preferred stock issuance, net of fees	—	—	—	139,070	—	139,070
Preferred stock dividends	(16,571)	—	(16,571)	(8,791)	—	(8,791)
Capital contribution, net	—	8,638	8,638	—	—	—
Balance, March 31,	$3,296,455	$215,868	$3,512,323	$2,944,280	$180,312	$3,124,592

During the three months ended March 31, 2017, net income attributable to non-controlling interest was $10,720, and net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries totaled $11,005. During the three months ended March 31, 2016, net income attributable to non-controlling interest was $3,857, and net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries was $4,017.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss):

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$(188,203)	$65,830	$(172)	$(3,177)	$(125,722)
Other comprehensive income before reclassification	13,863	32,031	92	—	45,986
Amounts reclassed from accumulated other comprehensive income	—	(11,630)	—	—	(11,630)
Income tax (expense)	—	(6,440)	—	—	(6,440)
Net current-period other comprehensive income	13,863	13,961	92	—	27,916
Balance, March 31, 2017	$(174,340)	$79,791	$(80)	$(3,177)	$(97,806)

Balance, December 31, 2015 (As restated)	$(98,074)	$(34,511)	$(700)	$(107)	$(133,392)
Other comprehensive income before reclassification (As restated)	(47,194)	127,652	183	—	80,641
Amounts reclassed from accumulated other comprehensive income	—	(428)	—	—	(428)
Income tax (expense) (As restated)	—	(44,679)	(64)	—	(44,743)
Net current-period other comprehensive income (As restated)	(47,194)	82,545	119	—	35,470
Balance, March 31, 2016	$(145,268)	$48,034	$(581)	$(107)	$(97,922)

18. Commitment and Contingent Liabilities

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

19. Segments

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

During the three months ended March 31, 2017, the Company did not have any segment derive over ten percent of its total revenue from one agent. During three months ended March 31, 2016, the Company's Specialty Program segment derived over ten percent of its gross written premium primarily from one agent.

The following tables summarize the results of operations of the business segments for the three months ended March 31, 2017 and 2016:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended March 31, 2017:
Gross written premium	$1,257,285	$732,442	$276,553	$—	$2,266,280

Net written premium	658,979	510,208	174,879	—	1,344,066
Change in unearned premium	(105,354)	(36,718)	20,538	—	(121,534)
Net earned premium	553,625	473,490	195,417	—	1,222,532

Loss and loss adjustment expense	(377,437)	(312,604)	(150,293)	—	(840,334)
Acquisition costs and other underwriting expenses	(154,641)	(118,463)	(55,111)	—	(328,215)
	(532,078)	(431,067)	(205,404)	—	(1,168,549)
Underwriting income	21,547	42,423	(9,987)	—	53,983
Service and fee income	28,654	86,941	1,537	20,364	137,496
Investment income and realized gain	29,690	26,128	16,122	—	71,940
Other expenses	(45,174)	(26,316)	(9,936)	(81,427)	(162,853)
Interest expense	(13,093)	(7,628)	(2,880)	—	(23,601)
Foreign currency loss	—	(17,968)	—	—	(17,968)
Gain on life settlement contracts	4,776	2,783	1,051	—	8,610
(Provision) benefit for income taxes	(7,878)	(31,742)	1,221	17,043	(21,356)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	3,957	3,957
Net income (loss)	$18,522	$74,621	$(2,872)	$(40,063)	$50,208

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended March 31, 2016 (As restated)
Gross written premium	$1,066,132	$529,446	$337,496	$—	$1,933,074

Net written premium	624,528	337,833	258,318	—	1,220,679
Change in unearned premium	(120,434)	(15,992)	(9,971)	—	(146,397)
Net earned premium	504,094	321,841	248,347	—	1,074,282

Loss and loss adjustment expense	(332,684)	(210,936)	(171,453)	—	(715,073)
Acquisition costs and other underwriting expenses	(133,532)	(72,851)	(66,085)	—	(272,468)
	(466,216)	(283,787)	(237,538)	—	(987,541)
Underwriting income	37,878	38,054	10,809	—	86,741
Service and fee income	32,537	74,384	289	21,595	128,805
Investment income and realized gain	26,854	19,170	11,300	66	57,390
Other expenses	(35,647)	(17,702)	(11,284)	(64,634)	(129,267)
Interest expense	(8,755)	(4,348)	(2,771)	—	(15,874)
Foreign currency loss	—	(38,233)	—	—	(38,233)
Gain on life settlement contracts	5,918	2,939	1,873	—	10,730
Acquisition gain on purchase	9,678	—	—	—	9,678
(Provision) benefit for income taxes	(11,215)	(12,165)	(1,673)	6,093	(18,960)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	5,776	5,776
Net income (loss)	$57,248	$62,099	$8,543	$(31,104)	$96,786

The following tables summarize net earned premium by major line of business, by segment, for the three months ended March 31, 2017 and 2016:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended March 31, 2017:
Workers' compensation	$336,324	$—	$108,996	$445,320
Warranty	—	214,528	3	214,531
Other liability	—	43,308	54,539	97,847
Commercial auto and liability, physical damage	101,146	—	25,954	127,100
Medical malpractice	—	52,779	—	52,779
Other	116,155	162,875	5,925	284,955
Total net earned premium	$553,625	$473,490	$195,417	$1,222,532

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended March 31, 2016:
Workers' compensation	$346,043	$—	$107,713	$453,756
Warranty	—	168,333	—	168,333
Other liability	5,249	40,713	70,581	116,543
Commercial auto and liability, physical damage	85,904	8,492	35,143	129,539
Medical malpractice	—	44,017	—	44,017
Other	66,898	60,286	34,910	162,094
Total net earned premium	$504,094	$321,841	$248,347	$1,074,282

The following table summarizes total assets of the business segments as of March 31, 2017 and December 31, 2016:

(Amounts in Thousands)	March 31, 2017	December 31, 2016
Small Commercial Business	$10,734,048	$9,949,105
Specialty Risk and Extended Warranty	8,931,550	8,530,559
Specialty Program	4,218,673	4,135,004
	$23,884,271	$22,614,668

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

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, projections of the impact of potential errors or misstatements in our financial statements, estimates of the impact of material weaknesses in our internal control over financial reporting, and the anticipated timing of filings of restated financials and periodic SEC filings, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, the impact of known or potential errors or misstatements in our financial statements, our ability to timely and effectively remediate the material weaknesses in our internal control over financial reporting and implement effective internal control over financial reporting and disclosure controls and procedures in the future, risks associated with conducting business outside the United States, the impact of Brexit, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd. or National General Holdings Corp., breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

For the three months ended March 31, 2017, our results of operations include activity of the entities we acquired subsequent to March 31, 2016, primarily:

•	AmeriHealth Casualty Insurance Company ("AmeriHealth")

•	ANV Holding B.V. and its affiliates (collectively, "ANV")

•	N.V. Nationale Borg-Maatschappij and its affiliates (collectively, "Nationale Borg")

•	First Nationwide Title Agency and its subsidiaries (collectively, "First Nationwide")

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

 We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on equity was 3.8% and 14.7% for the three months ended March 31, 2017 and 2016, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 95.6% and 91.9% for the three months ended March 31, 2017 and 2016, respectively. Although, we did not achieve the key growth and profitability measures for the three months ended March 31, 2017, we do not consider this to be a trend. As described below in "Consolidated Results of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)," we experienced catastrophe losses in our Small Commercial Business segment, prior period adverse development related to a discontinued program in our Specialty Program segment, higher professional service fees and a higher effective tax rate this quarter as compared to the same quarter a year ago.

A key factor in achieving our targeted net combined ratio is a continuous focus on our net expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the businesses in which we have expertise, which we believe should provide opportunities for greater returns. Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. Our net investment income was $63.3 million and $49.4 million for the three months ended March 31, 2017 and 2016, respectively.

Restatement of Previously Issued Financial Statements

On March 14, 2017, the Audit Committee of our Board of Directors, in consultation with management and our current and former independent registered public accounting firms, concluded that our previously issued consolidated financial statements for the fiscal years 2014 and 2015, (including each of the four quarters within fiscal year 2015) as well as for the first three quarters of fiscal year 2016 needed to be restated to correct errors related to revenue recognition and bonus accruals, as well as other adjustments. The effects of the Restatement are reflected in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See the Explanatory Note included in the front section of this report and Note 2. “Restatement of Previously Issued Consolidated Financial Statements” for more information regarding the Restatement and the specific changes to our previously issued financial statements.

The error related to the recognition of revenue for the portion of warranty contract revenue associated with administration services is reflected entirely within the results of operations for our Specialty Risk and Extended Warranty segment, while the remaining errors are reflected within the results of operations of all of our segments.

We included restated consolidated financial statements for fiscal years 2014 and 2015 in Note 3. “Restatement of Previously Issued Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended December 31, 2016. We have not yet amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement. Therefore, the financial information that has been previously filed or otherwise reported for three months ended March 31, 2015 and 2016 is superseded by the information in this report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. We intend to amend our Forms 10-Q for the quarterly periods ended June 30 and September 30, 2016 to reflect the restatement adjustments applicable to the periods presented therein.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal period ended December 31, 2016.

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016
		As restated
Gross written premium	$2,266,280	$1,933,074

Net written premium	$1,344,066	$1,220,679
Change in unearned premium	(121,534)	(146,397)
Net earned premium	1,222,532	1,074,282
Service and fee income (related parties - $20,335; $20,163)	137,496	128,805
Net investment income	63,325	49,415
Net realized gain on investments	8,615	7,975
Total revenues	1,431,968	1,260,477
Loss and loss adjustment expense	840,334	715,073
Acquisition costs and other underwriting expenses (net of ceding commission and administrative services - related party $153,702; $138,391)	328,215	272,468
Other	162,853	129,267
Total expenses	1,331,402	1,116,808
Income before other income (expense), provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	100,566	143,669
Other income (loss):
Interest expense (net of interest income - related party - $1,580; $2,188)	(23,601)	(15,874)
Gain on investment in life settlement contracts net of profit commission	8,610	10,730
Foreign currency loss	(17,968)	(38,233)
Gain on acquisition	—	9,678
Total other loss	(32,959)	(33,699)
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	67,607	109,970
Provision for income taxes	21,356	18,960
Income before equity in earnings of unconsolidated subsidiaries	46,251	91,010
Equity in earnings of unconsolidated subsidiaries – related parties	3,957	5,776
Net income	$50,208	$96,786
Net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	(11,005)	(4,017)
Net income attributable to AmTrust Financial Services, Inc.	$39,203	$92,769
Dividends on preferred stock	(16,571)	(8,791)
Net income attributable to AmTrust common shareholders	$22,632	$83,978

Net realized gain on investments:
Net realized gain on available for sale securities	11,630	5,272
Net unrealized gain (loss) on trading securities and other investments	(3,015)	2,703
Net realized investment gain	$8,615	$7,975

Key measures:
Net loss ratio	68.7%	66.6%
Net expense ratio	26.9%	25.3%
Net combined ratio	95.6%	91.9%

Consolidated Results of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium increased $333.2 million, or 17.2%, to $2,266.3 million from $1,933.1 million for the three months ended March 31, 2017 and 2016, respectively. The increase of $333.2 million was attributable to growth primarily in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued, partially offset by a slight decrease in premium size, and the acquisition of Republic, which contributed approximately $115.9 million of gross written premium. The increase in our Specialty Risk and Extended Warranty segment was attributable to our acquisitions of ANV and Nationale Borg, which contributed approximately $179.3 million and $31.4 million of gross written premium, respectively. The increase in our gross written premium was partially offset by the termination of a workers' compensation program in our Specialty Program segment.

Net Written Premium. Net written premium increased $123.4 million, or 10.1%, to $1,344.1 million from $1,220.7 million for the three months ended March 31, 2017 and 2016, respectively. The increase (decrease) by segment was: Small Commercial Business - $34.5 million, Specialty Risk and Extended Warranty - $172.4 million and Specialty Program – $(83.4) million. Net written premium increased for the three months ended March 31, 2017 compared to the same period in 2016 due to an increase in gross written premium, partially offset by a decrease in the retention of gross written premium to 59.3% from 63.1% for the three months ended March 31, 2017 and 2016, respectively. The decrease in retention resulted from an increase, as compared to the same period 2016, in business written that is reinsured under the Maiden Quota Share agreement or with other third party reinsurers.

Net Earned Premium. Net earned premium increased $148.3 million, or 13.8%, to $1,222.5 million from $1,074.3 million for the three months ended March 31, 2017 and 2016, respectively. The increase (decrease) by segment was: Small Commercial Business — $49.5 million, Specialty Risk and Extended Warranty — $151.6 million and Specialty Program — $(52.9) million. The increase in net earned premium resulted from an increase in gross written premium in the first quarter of 2017 compared to the first quarter of 2016.

Service and Fee Income. Service and fee income increased $8.7 million, or 6.7%, to $137.5 million from $128.8 million for the three months ended March 31, 2017 and 2016, respectively. The increase related primarily from the acquisition of fee-based businesses in 2016, which generated fees of approximately $11 million in the first quarter of 2017, partially offset by a decline of approximately $2 million from businesses that generated fees in the first quarter of 2017 and 2016. Fees for services provided to Maiden, NGHC and ACP Re were consistent for the three months ended March 31, 2017 and 2016.

Net Investment Income. Net investment income increased $13.9 million, or 28.1%, to $63.3 million from $49.4 million for the three months ended March 31, 2017 and 2016, respectively. The increase resulted primarily from having a 32% higher average value of invested assets during the three months ended March 31, 2017 compared to the same period in 2016, arising from our investment of certain proceeds from preferred stock offerings occurring in 2016 and investment portfolios obtained through acquisitions.

Net Realized Gains/(Loss) on Investments. We had net realized gains on investments of $8.6 million and $8.0 million for the three months ended March 31, 2017 and 2016, respectively. The increase related primarily to an increase in sales of securities in gain positions.

 Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $125.3 million, or 17.5%, to $840.3 million for the three months ended March 31, 2017 from $715.1 million for the three months ended March 31, 2016. Our loss ratio for the three months ended March 31, 2017 and 2016 was 68.7% and 66.6%, respectively. Included in the 68.7% loss ratio was $19 million of prior period adverse development in our Specialty Program segment (representing 1.6% of the loss ratio and 0.3% of the prior year-ending net reserve balance), which has led to re-underwriting, rate changes, and/or termination of the programs that generated the prior period adverse development. In addition, the increase in our loss ratio was partially attributable to catastrophe losses of $25.3 million in our Small Commercial Business segment (representing 2.1% of the loss ratio).

Acquisition Costs and Other Underwriting Expenses' Expense Ratio. Acquisition costs and other underwriting expenses increased $55.7 million, or 20.5%, to $328.2 million for the three months ended March 31, 2017 from $272.5 million for the three months ended March 31, 2016. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended March 31, 2017 and 2016 was $156.9 million and $139.6 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium and a decrease in our retention of gross written premium. On a consolidated basis, we retained 59.3% of our gross written premium for the three months ended

March 31, 2017, compared to 63.1% for the three months ended March 31, 2016. Our overall expense ratio was 26.9% and 25.3% during the three months ended March 31, 2017 and 2016, respectively. The increase in the expense ratio was a result, primarily, of higher direct acquisition costs from our 2016 acquisitions of Republic, Nationale Borg and ANV.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries decreased $43.1 million, or 30.0%, to $100.6 million for the three months ended March 31, 2017 from $143.7 million for the three months ended March 31, 2016. The $43.1 million decrease resulted primarily from an increase in the loss ratio and expense ratio, partially offset by an increase in net investment income.

Net Interest Expense. Net interest expense for the three months ended March 31, 2017 was $23.6 million, compared to $15.9 million for the same period in 2016. The majority of the increase related to additional debt issued and assumed in connection with the Republic acquisition of $197.5 million, along with an overall increase in use of letters of credit.

 Net Gain on Investment in Life Settlement Contracts. We recognized gains on investment in life settlement contracts of $8.6 million for the three months ended March 31, 2017 compared to $10.7 million for the three months ended March 31, 2016. The decrease in the recognized gain related to an increase in the amount of premium paid, partially offset by an increase to the fair value of the portfolio of policies and a decrease in commission expense. One policy matured during the three months ended March 31, 2017 and none matured during the three months ended March 31, 2016.

Foreign Currency Gain (Loss). The foreign currency transaction loss was $18.0 million during the three months ended March 31, 2017 compared to a loss of $38.2 million during the same period in 2016. The loss for both periods resulted from the weakening of the British pound sterling compared to the Euro, which negatively impacts our U.K. insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of the quarter. However, the $20.3 million decrease in the foreign currency transaction loss, quarter over quarter, reflects the relative stability of the Euro to British pound sterling exchange rate from December 31, 2016 to March 31, 2017 as compared to the Euro to British pound sterling exchange rate from December 31, 2015 to March 31, 2016.

Provision for Income Tax. Income tax provision for the three months ended March 31, 2017 was $21.4 million, which resulted in an effective tax rate of 31.6%, compared to an income tax provision of $19.0 million for the three months ended March 31, 2016, which resulted in an effective tax rate of 17.2%. The increase in the effective tax rate in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulted from a greater percentage of our taxable income generated in jurisdictions with higher tax rates this quarter as compared to the first quarter of 2016, and an increase in deemed U.S. taxable income inclusions from foreign operations that we acquired in fiscal year 2016.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries – related parties was $4.0 million and $5.8 million for the three months ended March 31, 2017 and 2016, respectively. This amount was the function of our equity ownership percentage in NGHC, and was not impacted in either quarter by any extraordinary or non-recurring events.

Small Commercial Business Segment Results of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016
Gross written premium	$1,257,285	$1,066,132

Net written premium	$658,979	$624,528
Change in unearned premium	(105,354)	(120,434)
Net earned premium	553,625	504,094

Loss and loss adjustment expense	(377,437)	(332,684)
Acquisition costs and other underwriting expenses	(154,641)	(133,532)
	(532,078)	(466,216)
Underwriting income	$21,547	$37,878

Key measures:
Net loss ratio	68.2%	66.0%
Net expense ratio	27.9%	26.5%
Net combined ratio	96.1%	92.5%

Small Commercial Business Segment Results of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

Gross Written Premium.  Gross written premium increased $191.2 million, or 17.9%, to $1,257.3 million for the three months ended March 31, 2017 from $1,066.1 million for the three months ended March 31, 2016. The increase was attributable to an increase in the number of workers' compensation policies issued, partially offset by a slight decrease in premium size. In addition, the acquisition of Republic contributed approximately $115.9 million of gross written premium for the three months ended March 31, 2017.

Net Written Premium. Net written premium increased $34.5 million, or 5.5%, to $659.0 million for the three months ended March 31, 2017 from $624.5 million for the three months ended March 31, 2016. The increase in net written premium resulted from an increase in gross written premium for the three months ended March 31, 2017 compared to the same period in 2016, partially offset by a decrease in the retention of gross written premium during 2017 compared to 2016. Our retention of gross written premium for the segment was 52.4% and 58.6% for the three months ended March 31, 2017 and 2016, respectively, resulting from our ceding to third party reinsurers a large portion of the gross written premium generated as a result of our April 2016 acquisition of Republic.

Net Earned Premium. Net earned premium increased $49.5 million, or 9.8%, to $553.6 million for the three months ended March 31, 2017 from $504.1 million for the three months ended March 31, 2016. As premiums written are earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the twelve months ended March 31, 2017 compared to the same period in 2016.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $44.8 million, or 13.5%, to $377.4 million for the three months ended March 31, 2017 from $332.7 million for the three months ended March 31, 2016. Our loss ratio for the segment for the three months ended March 31, 2017 increased to 68.2% compared to 66.0% for the three months ended March 31, 2016. The increase in the loss ratio was the result, primarily, of an incremental increase in catastrophe losses of $23.3 million (representing 4.2% of the loss ratio), which was partially offset by lower current accident year selected ultimate losses as compared to the prior period. We did not have any material prior year loss development in the three months ended March 31, 2017 or 2016.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $21.1 million, or 15.8%, to $154.6 million for the three months ended March 31, 2017 from $133.5 million for the three months ended March 31, 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended March 31, 2017 and 2016 of $73.9 million and $68.8 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio increased to 27.9% from 26.5% for the three months ended March 31, 2017 and 2016, respectively, primarily as a result of higher direct acquisition costs from the Republic business as compared to the business written in this segment during the first quarter of 2016.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio decreased $16.3 million, or 43.1%, to $21.5 million for the three months ended March 31, 2017 from $37.9 million for the three months ended March 31, 2016. The decrease resulted primarily from an increase in the combined ratio during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, partially offset by an increase in the level of earned premium.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016
Gross written premium	$732,442	$529,446

Net written premium	$510,208	$337,833
Change in unearned premium	(36,718)	(15,992)
Net earned premium	473,490	321,841

Loss and loss adjustment expense	(312,604)	(210,936)
Acquisition costs and other underwriting expenses	(118,463)	(72,851)
	(431,067)	(283,787)
Underwriting income	$42,423	$38,054

Key measures:
Net loss ratio	66.0%	65.5%
Net expense ratio	25.0%	22.7%
Net combined ratio	91.0%	88.2%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium increased $203.0 million, or 38.3%, to $732.4 million for the three months ended March 31, 2017 from $529.4 million for the three months ended March 31, 2016. We experienced growth primarily in our European business during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, while our U.S. business was relatively flat period over period. Our 2016 acquisitions of Nationale Borg and ANV collectively added gross written premium of $210.7 million to our European business, which was partially offset by fluctuations in European currencies.

Net Written Premium. Net written premium increased $172.4 million, or 51.0%, to $510.2 million for the three months ended March 31, 2017 from $337.8 million for the three months ended March 31, 2016. The increase in net written premium resulted from an increase of gross written premium for the three months ended March 31, 2017 compared to the same period in 2016, and an increase in our retention of gross written premium period over period. Our overall retention of gross written premium for the segment was 69.7% from 63.8% for the three months ended March 31, 2017 and 2016, respectively. The increase in the retention of gross written premium related to the Nationale Borg business, acquired in May 2016, and the ANV business, acquired in November 2016, neither of which is reinsured under the Maiden Quota Share agreement. In addition, beginning in July 2016, our U.K. subsidiary began ceding 32.5% of its Italian medical liability business to Maiden, down from 40%.

Net Earned Premium. Net earned premium increased $151.6 million, or 47.1%, to $473.5 million for the three months ended March 31, 2017 from $321.8 million for the three months ended March 31, 2016. Net earned premium increased due to an increase in net written premium during the twelve months ended March 31, 2017 compared to the same period in 2016. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from the increase in net written premium period over period.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $101.7 million, or 48.2%, to $312.6 million for the three months ended March 31, 2017 from $210.9 million for the three months ended March 31, 2016. Our loss ratio for the segment for the three months ended March 31, 2017 increased to 66.0% from to 65.5% for the same period in 2016. The increase in the loss ratio resulted from having a higher percentage of net earned premium in lines of business with higher ultimate loss selections (such as ANV) during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. We did not have any material prior year loss development in the three months ended March 31, 2017 or 2016.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $45.6 million, or 62.6%, to $118.5 million for the three months ended March 31, 2017 from $72.9 million for the three months ended March 31, 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended March 31, 2017 and 2016 of $56.6 million and $36.6 million, respectively. The ceding commission increased period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 25.0% for the three months ended March 31, 2017 compared to 22.7% for the three months ended March 31, 2016. The increase in the expense ratio resulted from increases in direct acquisition costs from our acquisitions of Nationale Borg and ANV.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio decreased $4.4 million, or 11.5%, to $42.4 million for the three months ended March 31, 2017 from $38.1 million for the three months ended March 31, 2016. The decrease was attributable to an increase in the segment's combined ratio during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, partially offset by an increase in the level of earned premium.

Specialty Program Segment Results of Operations for The Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016
Gross written premium	$276,553	$337,496

Net written premium	$174,879	$258,318
Change in unearned premium	20,538	(9,971)
Net earned premium	195,417	248,347

Loss and loss adjustment expense	(150,293)	(171,453)
Acquisition costs and other underwriting expenses	(55,111)	(66,085)
	(205,404)	(237,538)
Underwriting income	$(9,987)	$10,809

Key measures:
Net loss ratio	76.9%	69.0%
Net expense ratio	28.2%	26.6%
Net combined ratio	105.1%	95.6%

Specialty Program Segment Results of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium decreased $60.9 million, or 18.1%, to $276.6 million for the three months ended March 31, 2017 from $337.5 million for the same period in 2016. Gross written premium decreased period over period as the result of a termination of a specific workers' compensation program.

Net Written Premium. Net written premium decreased $83.4 million, or 32.3%, to $174.9 million for the three months ended March 31, 2017 from $258.3 million for the same period in 2016 as a result of the decrease in gross written premium for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and the cession of a larger percentage of gross written premium to reinsurers during the three months ended March 31, 2017 compared to the same period in 2016. Our overall retention of gross written premium for the segment was 63.2% and 76.5% for the three months ended March 31, 2017 and 2016, respectively, primarily because the program we terminated was reinsured under the Maiden Quota Share.

Net Earned Premium. Net earned premium decreased $52.9 million, or 21.3%, to $195.4 million for the three months ended March 31, 2017 from $248.3 million for the same period in 2016. As premiums written are typically earned ratably over an annual period, the decrease in net earned premium resulted from lower net written premium for the annual period prior to the twelve months ended March 31, 2017 compared to the same period in 2016. Net earned premium decreased year over year proportionately less than net written premium during the same comparative period as a decline in net earned premium lags slightly behind a decrease in net written premium.

 Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses decreased $21.2 million, or 12.3%, to $150.3 million for the three months ended March 31, 2017, compared to $171.5 million for the same period in 2016. Our loss ratio for the segment increased to 76.9% compared to 69.0% for the three months ended March 31, 2017 and 2016, respectively. The increase in the loss ratio resulted from prior period adverse development, driven primarily by certain general liability programs. As a result, the programs responsible for the adverse loss development have either been terminated or re-underwritten.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses decreased $11.0 million, or 16.6%, to $55.1 million for the three months ended March 31, 2017 from $66.1 million for the same period in 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended March 31, 2017 and 2016 of $26.4 million and $34.2 million, respectively. The ceding commission decreased period over period as a result of a decrease in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. Our expense ratio was 28.2% for the three months ended March 31, 2017 compared to 26.6% for the three months ended March 31, 2016, primarily as a result of the termination of programs with lower acquisition costs as compared to the current business written in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio decreased $20.8 million, or 192%, to $(10.0) million for the three months ended March 31, 2017 from $10.8 million for the three months ended March 31, 2016. The decrease was due to a lower level of net earned premium coupled with a higher combined ratio in the three months ended March 31, 2017 compared to the same period in 2016.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on short and long-term basis. Cash payments for claims were approximately $749 million and $573 million in the three months ended March 31, 2017 and 2016, respectively. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for the payment of claims and operating expenses, payment of interest and principal on our debt facilities, payment of any cash in settlement of convertible senior notes submitted by holders for conversion, and other holding company expenses for at least the next twelve months. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected. Additional information regarding our ability to access the public markets to raise capital is discussed in "Item 1A. Risk Factors" appearing elsewhere in this Form 10-Q.

The following table is a summary of our statement of cash flows:

	Three Months Ended March 31,
(Amounts in Thousands)	2017	2016
		As restated
Cash and cash equivalents provided by (used in):
Operating activities	$249,065	$702,131
Investing activities	(366,303)	(753,132)
Financing activities	167,802	74,513

Net cash provided by operating activities for the three months ended March 31, 2017 decreased compared to cash provided by operating activities in the three months ended March 31, 2016. The decrease in cash provided from operations resulted primarily from a decrease in net income, a decrease in premium receivable, reinsurance recoverable, and ceded reinsurance premium payable in 2017 compared to 2016.

Net cash used in investing activities was approximately $366 million during the three months ended March 31, 2017 and consisted primarily of approximately $308 million for the net purchase of available for sale securities, trading securities and other investments, approximately $156 million for capital expenditures, approximately $28 million for acquisitions, partially offset by approximately $98 million for a decrease in restricted cash, and approximately $18 million received from the maturity of life settlement policies. Net cash used in investing activities was $753 million for the three months ended March 31, 2016 and consisted primarily of approximately $730 million for the net purchase of fixed maturity securities, equity securities and short term investments and approximately $41 million for capital expenditures, partially offset by net proceeds of approximately $8 million received from the maturity of life settlement policies and a decrease in restricted cash of approximately $21 million.

Net cash provided by financing activities was approximately $168 million for the three months ended March 31, 2017 compared to approximately $75 million net cash provided by financing activities during the three months ended March 31, 2016. In 2017, we received proceeds of $133 million from entering into repurchase agreements, and entered into secured loans of approximately $102 million, which was partially offset by payments of approximately $46 million for common and preferred stock dividends, and approximately $32 million of debt payments. During the three months ended March 31, 2016, we received proceeds from the issuance of preferred stock of approximately $139 million, which was partially offset by payments of approximately $35 million for common and preferred stock dividends, and approximately $15 million for common stock repurchases.

Other Material Changes in Financial Position

(Amounts in thousands)	March 31, 2017	December 31, 2016
Selected Assets:
Fixed maturities, available-for-sale	$7,937,238	$7,398,134
Property and equipment	451,573	314,332

Selected Liabilities:
Loss and loss adjustment expense reserves	10,630,162	10,140,716
Unearned premiums	5,199,465	4,880,066

The majority of the increase in fixed maturities, available-for-sale, from December 31, 2016 to March 31, 2017 was attributable to the acquisition of AmeriHealth Casualty and increase in repurchase agreements. The increase in property and equipment related to acquisition of office buildings during the three months ended March 31, 2017. The increase in loss and loss expense reserve and unearned premium related to an increase in premium writings and strengthening of reserves during the three months ended March 31, 2017.

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

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year %	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference amount per share of Preferred Stock $	Net proceeds ($ in thousands)	Dividend paid during the three months ended March 31, 2017 ($ in thousands)
A	6.75	4,600,000	N/A	$25	$111,130	$1,941
B	7.25	105,000	4,200,000	1,000	101,702	1,903
C	7.625	80,000	3,200,000	1,000	77,480	1,525
D	7.50	182,500	7,300,000	1,000	176,529	3,422
E	7.75	143,750	5,750,000	1,000	139,070	2,785
F	6.95	287,500	11,500,000	1,000	278,194	4,995

For a detailed description of our Preferred Stock, refer to Note 23. “Stockholder’s Equity” in Item 8. “Financial Statements and Supplementary Data” in our 2016 Form 10-K.

Credit Sources

Credit Facilities

$350 million credit facility

Our five-year, $350 million credit facility is a committed, revolving syndicated credit facility with a letter of credit sublimit of $175 million and an expansion feature of not more than an additional $150 million. As of March 31, 2017, we had outstanding borrowings of $130 million and outstanding letters of credit of $173.3 million, which reduced the total aggregate availability under the facility to $46.7 million and the availability for letters of credit to $1.7 million.

Interest expense, including amortization of the deferred origination costs and fees associated with the letters of credit, was approximately $1.5 million and $1.2 million for three months ended March 31, 2017 and 2016, respectively.

Funds at Lloyd's facility

We use this £515 million (or $646 million) letter of credit facility to support our capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206, 44, 1861 and 5820 for the 2017 underwriting year of account, as well as prior open years of account. The facility is 35% secured by a pledge of a collateral account.

As of March 31, 2017, we had outstanding letters of credit of £506.8 million (or $635.4 million) in place under this facility, which reduced the aggregate availability under this facility to £8.2 million (or $10.3 million). We recorded total interest expense of approximately $1.5 million and $1.2 million during the three months ended March 31, 2017 and 2016, respectively.

Other letter of credit facilities and standby letters of credit

We have both secured and unsecured letter of credit facilities and standby letters of credit with various lenders to meet certain obligations including, but not limited to, deposit requirements of the State of California and the U.S. Department of Labor as security for our obligations to workers' compensation and Federal Longshore and Harbor Workers' Compensation Act policyholders and to support the collateral posting requirements of our Bermuda reinsurance subsidiary, AII, to its affiliate ceding insurance subsidiaries. The total amount outstanding under these types of facilities and standby letters of credit was $244.9 million as of March 31, 2017.

Separately, through our acquisition of Nationale Borg, we assumed their existing credit facilities pursuant to which trade related guarantees and comparable standby letters of credit are issued primarily to secure obligations owed by Nationale Borg to third parties in the normal course of business. The credit limit under these credit facilities is approximately €76.8 million (or $81.9 million), of which €63.9 million (or $68.1 million) was utilized as of March 31, 2017. We recorded total interest expense of $0.4 million for the three months ended March 31, 2017.

For further information on these credit facilities, including interest rates, applicable restrictive covenants and events of default, see Note 15. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2016 Form 10-K.

Outstanding Notes

Convertible Debt

We have an outstanding principal balance of $216.0 million of Convertible Senior Notes due 2044 ("2044 Notes"), with a carrying value of approximately $170.4 million, that bear interest at a rate equal to 2.75% per year, payable semiannually in arrears on June 15th and December 15th of each year. Additionally, we have an outstanding principal balance of $6.0 million of Convertible Senior Notes due 2021 ("2021 Notes"), with a carrying a value of approximately $5.3 million, that bear interest at a rate equal to 5.5% per year, payable semiannually in arrears on June 15th and December 15th of each year. Interest expense recognized on the 2044 Notes was $3.2 million and $3.1 million during the three months ended March 31, 2017 and 2016, respectively. Interest expense recognized on the 2021 Notes was $0.1 million for both the three months ended March 31, 2017 and 2016, respectively. For further information on the 2044 Notes and the 2021 Notes, including contingent interest on the 2044 Notes, conversion triggers, redemption and repurchase features and the exchange of 2021 Notes for 2044 Notes, see Note 15. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2016 Form 10-K.

6.125% Notes due 2023

We have outstanding $250 million aggregate principal amount of our 6.125% notes due 2023 ("2023 Notes"), with a carrying value of approximately $248.3 million, that bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of March 31, 2017, the consolidated leverage ratio was less than 30%. Interest expense recognized on the 2023 Notes was approximately $3.9 million for both the three months ended March 31, 2017 and 2016, respectively. For further information on the 2023 Notes, including restrictive covenants and events of default, see Note 15. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2016 Form 10-K.

7.25% Subordinated Notes due 2055

We have outstanding $150 million aggregate principal amount of our 7.25% subordinated notes due 2055 (the "7.25% 2055 Notes"), with a carrying value of approximately $145 million that bear interest at a rate equal to 7.25% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2015. The 7.25% 2055 Notes mature on June 15, 2055. We have the right to redeem the 7.25% 2055 Notes, in whole or in part, on June 18, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.25% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all our existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.25% 2055 Notes was $2.8 million for both the three months ended March 31, 2017 and 2016, respectively. For further information on the 7.25% 2055 Notes, see Note 15. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2016 Form 10-K.

7.50% Subordinated Notes due 2055

We have outstanding $135 million aggregate principal amount of our 7.50% subordinated notes due 2055 (the "7.50% 2055 Notes"), with a carrying value of approximately $131 million, that bear interest at a rate equal to 7.50% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing December 15, 2015. The 7.50% 2055 Notes mature on September 15, 2055. We have the right to redeem the 7.50% 2055 Notes, in whole or in part, on September 16, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 7.50% 2055 Notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.50% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.50% 2055 Notes was $2.6 million for both the three months ended March 31, 2017 and 2016, respectively. For further information on the 7.50% 2055 Notes, see Note 15. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2016 Form 10-K.

2035-2037 Notes

We have outstanding $124 million aggregate principal amount of four junior subordinated debenture notes ("2035-2037 Notes"). These debenture notes, maturing between 2035 and 2037, were issued by us using the proceeds from issuing trust preferred securities in connection with establishing four special purpose trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on our common stock under certain circumstances, including default of payment. We recognized interest expense, including amortization of deferred origination costs, of approximately $1.5 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively. For further information on the 2035-2037 Notes, see Note 15. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2016 Form 10-K.

2033-2037 TPS Notes

Through our acquisition of Republic, we assumed $92.8 million aggregate principal amount of five junior subordinated debenture notes ("2033-2037 TPS Notes"). These debenture notes mature between 2033 and 2037. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on our common stock under certain circumstances, including default of payment. We recognized interest expense, including amortization of deferred origination costs, of approximately $1.0 million for the three months ended March 31, 2017.

Promissory Note

We have outstanding a term promissory note to Delek Finance U.S. Inc. in the amount of $78.5 million that we issued as part of the consideration for our acquisition of Republic. We made the first principal payment of approximately $26.2 million on March 30, 2017. The remaining principal is payable in three equal installments on each of the second, third and fourth anniversaries of the issuance date. The note bears interest of 5.75% per annum and is payable from time to time based on the outstanding principal balance until the promissory note is fully paid. In the event we are required to pay indebtedness under our revolving credit facility or our 2023 Notes on an accelerated basis, the holder of the term promissory note may cause us to repay unpaid principal and interest immediately. We recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $1.5 million for the three months ended March 31, 2017.
Other Sources of Liquidity

In November 2016, one of our subsidiaries became a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Through membership, we have access to secured cash advances that can be used for supplemental liquidity purposes or other operational needs, as deemed appropriate by management. The amount of advances our subsidiary can take is dependent on eligible asset types available for pledge to secure the advances, which is limited by the statutory admitted assets and capital and surplus of the member subsidiary. At March 31, 2017, we had no outstanding borrowings with the FHLB.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the three months ended March 31, 2017.

Contractual Obligations

During the three months ended March 31, 2017, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Reinsurance

 Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We believe it is important to ensure that our reinsurance partners are financially strong and they generally carry at least an A.M. Best rating of ‘‘A-’’ (Excellent) at the time we enter into our reinsurance agreements. We also enter into reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account. We have not experienced any significant changes to our reinsurance programs since December 31, 2016. For a more detailed description of our reinsurance arrangements, including our reinsurance arrangements with Maiden Reinsurance Ltd., see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2016.

Goodwill

We test goodwill for impairment annually on October 1st or when “trigger” events occur or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds the fair value. There are various indicators that a potential impairment trigger has occurred, including, but not limited to, evidence that the asset or reporting unit is performing below expectations, including significant variation of budget to actual results; plans to discontinue use of the reporting unit or to dispose of it; significant changes in internal staffing; and general economic conditions or specific company circumstances.

We do not limit the assessment of trigger indicators to those noted above, and for the period ended March 31, 2017, management considered the March and April 2017 share price decline, which in turn, lowered our market capitalization, as a potential impairment trigger.

Based on the consideration of all available evidence, including analysis of quantitative and qualitative factors, we believe the share price decline in March and April 2017 is relatively short-term in nature and is primarily related to the restatement of prior period results and associated material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and is not indicative of an actual decline in our fair value. As a result, we have concluded that goodwill is not impaired as of March 31, 2017. We will continue to monitor the share price and underlying fundamentals of each reporting unit during the course of 2017.

Cash and Investment Portfolio

Cash, which consists of cash, cash equivalents and restricted cash and cash equivalents, along with our investment portfolio, which consists of fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments and equity investment in unconsolidated related party subsidiaries, increased $525 million, or 5.9%, to $9.5 billion for the three months ended March 31, 2017 from $8.9 billion as of December 31, 2016. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the three months ended March 31, 2017 compared to December 31, 2016 was primarily attributable to the acquisition of AmeriHealth Casualty and positive cash flows from operations. Our fixed maturity securities had a fair value of $8.0 billion and an amortized cost of $7.9 billion as of March 31, 2017. Our equity securities had a fair value of $228 million with a cost of $215 million as of March 31, 2017.

Our cash and investment portfolio, exclusive of life settlement contracts, equity investment in unconsolidated related party subsidiaries, and other investments is summarized in the table below by type of investment:

	March 31, 2017		December 31, 2016
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,237,401	13.1%	$1,281,109	14.3%
U.S. treasury securities	359,128	3.8	330,654	3.7
U.S. government agencies	38,718	0.4	63,732	0.7
Municipals	906,250	9.6	854,170	9.6
Foreign government	166,575	1.8	152,876	1.7
Commercial mortgage back securities	471,922	5.0	177,994	2.0
Residential mortgage backed securities:
Agency backed	927,444	9.8	1,210,385	13.6
Non-agency backed	5,103	0.1	61,229	0.7
Collateralized loan / debt obligations	628,788	6.6	484,405	5.4
Asset-backed securities	41,153	0.4	29,710	0.3
Corporate bonds	4,446,310	47.0	4,066,761	45.6
Preferred stocks	765	—	3,985	—
Common stocks	227,657	2.4	215,137	2.4
	$9,457,214	100.0%	$8,932,147	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of March 31, 2017 and December 31, 2016, as rated by Standard and Poor’s:

	March 31, 2017	December 31, 2016
U.S. Treasury	4.5%	4.5%
AAA	6.6	6.6
AA	30.0	32.6
A	29.4	28.9
BBB, BBB+, BBB-	24.6	24.2
BB, BB+, BB-	2.4	1.9
B, B+, B-	0.6	0.4
Other	1.9	0.9
Total	100.0%	100.0%

The table below summarizes the average duration by type of fixed maturity as well as detailing the average yield as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Average Yield %	Average Duration in Years	Average Yield %	Average Duration in Years
U.S. treasury securities	1.09	2.1	1.13	2.2
U.S. government agencies	2.72	6.2	3.00	3.3
Foreign government	2.12	5.2	1.56	5.1
Corporate bonds	3.22	5.2	3.12	5.1
Municipal bonds	2.62	5.5	3.03	6.2
Collateralized loan / debt obligations	4.72	0.6	5.67	0.6
Mortgage and asset backed securities	3.16	4.7	3.21	4.9

As of March 31, 2017, the weighted average duration of our fixed income securities was approximately 4.6 years and had an average yield of 3.1%.

Other investments represented approximately 1.6% and 1.7% of our total investment portfolio as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, other investments consisted primarily of real estate partnerships totaling $117 million, private limited partnerships totaling $21 million, and annuity and other investments totaling $17 million. At December 31, 2016, other investments consisted primarily of real estate partnerships totaling $101 million, private limited partnerships totaling $24 million, a syndicated term loan of $15 million, and annuity and other investments totaling $12 million.

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

On a quarterly basis, we analyze securities in an unrealized loss position for OTTI. We consider an investment to be impaired when it has been in an unrealized loss position greater than a de minimis threshold for over 12 months, excluding securities backed by the U.S. government (e.g., U.S. treasury securities or agency-backed residential mortgage-backed securities). Additionally, we review whether any of the impaired positions related to securities for which OTTI was previously recognized, and whether we intend to sell any of the securities in an unrealized loss position.

Once we complete the analysis described above, each security is further evaluated to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. We consider many factors in completing our quarterly review of securities with unrealized losses for other-than-temporary impairment. For equity securities, we consider the length of time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in fair value. For fixed maturities, we consider, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, adverse conditions and near-term prospects for improvement specifically related to the issuer, industry or geographic area, the historical and implied volatility of the fair value of the security, any information obtained from regulators and rating agencies, the issuer’s capital strength and the payment structure of the debt security and the likelihood the issuer will be able to make payments in the future (or the historical failure of the issuer to make scheduled interest or principal payments or payment of dividends).

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We write down investments immediately that we consider to be impaired based on the above criteria collectively. There were no impairment charges for the three months ended March 31, 2017 and 2016. We had gross unrealized losses of $48.4 million related to available-for-sale fixed maturity securities and $2.2 million related to available-for-sale equity securities during the three months ended March 31, 2017.

As of March 31, 2017, we own 2,947 purchase lots of corporate bonds in the financial institutions, industrial, and utilities sectors, which account for approximately 20.4%, 31.1% and 4.2%, respectively, and 55.7% in the aggregate of the total fair value of our fixed maturity securities, and 11.7%, 25.6% and 7.0%, respectively, and 44.3% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities classified as available-for-sale consists of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $2.2 million as of March 31, 2017 are not material to our financial position.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The ASU clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. As this is a disclosure item related solely to the statement of cash flows, it will not have an impact on our financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the accounting for goodwill impairment charges. Under current guidance, if the fair value of a reporting unit is lower than its carrying amount, an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The new guidance eliminates the current requirement to calculate a goodwill impairment charge as described above. The guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We are evaluating the requirements of this guidance and the potential impact on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk and equity price risk.

Interest Rate Risk. We had fixed maturity securities with a fair value of $8.0 billion and amortized cost of $7.9 billion as of March 31, 2017 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2017 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our available-for-sale fixed maturity securities and on our stockholders’ equity, each as of March 31, 2017.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase)Decrease in Shareholders’ Equity
(Amounts in Thousands)
200 basis point increase	$7,460,224	$(531,167)	(9.8)%
100 basis point increase	7,640,810	(350,581)	(6.5)%
No change	7,991,391	—	—
100 basis point decrease	8,479,331	487,940	9.0%
200 basis point decrease	8,853,899	862,508	16.0%

Changes in interest rates would affect the fair market value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. We currently have $1,490 million of debt instruments (including a $168 million Maiden collateral loan) of which $960 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $5.3 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt. Additionally, our variable rate debt is effectively converted to a fixed rate through the use of an interest rate swap agreements.

Liquidity Risk.   Liquidity risk represents our potential inability to meet all payment obligations when they become due and the risk stemming from the lack of marketability of an investment security that cannot be bought or sold quickly enough to realize cash. We maintain sufficient cash and highly rated marketable securities, including U.S. Treasuries, to fund claim payments and operations. Additionally, we maintain several lines of credit facilities and have the ability to enter into repurchase agreements as additional sources of liquidity. We purchase reinsurance coverage to mitigate the liquidity risk of an unexpected rise in claims severity or frequency from catastrophic events or a single large loss. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly.

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks that have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A-” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance brokers, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.  See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance.”

Counter-party credit risk with our repurchase agreement counter-parties is mitigated by obtaining collateral. We obtain collateral in the amount of 110% of the value of the securities we have sold with agreement to repurchase. Additionally, repurchase agreements are only transacted with pre-approved counter-parties.

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through several of our foreign insurance subsidiaries. While the functional currencies of these subsidiaries are the Euro and the British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize a $71.6 million after tax realized currency loss based on our outstanding foreign denominated reserves of $2,203.4 million at March 31, 2017.

 Equity Price Risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities as either available-for-sale or trading and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity. As of March 31, 2017, the equity securities in our investment portfolio had a fair value of $228.4 million, representing approximately 2.4% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on shareholders’ equity as of March 31, 2017.

Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
(Amounts in Thousands)
25% increase	$285,528	$57,106	1.1%
No change	$228,422	—
25% decrease	171,316	(57,106)	(1.1)%

Off Balance Sheet Risk. We do not have off balance sheet risk as of March 31, 2017.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that, as of March 31, 2017, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that have not yet been fully remediated as further discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)    Internal Control Over Financial Reporting

As disclosed in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we identified material weaknesses in internal control over financial reporting related to ineffective assessment of the risks of material misstatements in financial reporting and insufficient resources in our corporate accounting and corporate financial reporting groups.

Management believes that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles.  Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-Q.  In addition, we continue to implement the remediation program for these material weaknesses as disclosed in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which is described below.

(c)    Remediation Actions

Management continues to implement the comprehensive remediation program as disclosed in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to ensure that control deficiencies contributing to the material weaknesses are remediated such that these controls will operate effectively. During the fiscal quarter ended March 31, 2017, we strengthened our Finance team by hiring a new Global Head of Investment Accounting, and promoting a new Deputy Chief Financial Officer and a new Chief Financial Officer of AmTrust International and AmTrust at Lloyd's who will oversee our consolidated international finance group. In April 2017, we hired a new Chief Accounting Officer. We renewed our engagement of a consulting firm to leverage their expertise until we are able to hire and integrate resources with the required skills to strengthen our internal controls and documentation, identify and implement best practices in accounting policy and financial reporting and assist our internal team with the development and implementation of a more automated financial reporting system.

While management believes that significant progress has been made in enhancing internal controls as of March 31, 2017, and in the period since, the material weaknesses described in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting throughout 2017 and will make any further changes management deems appropriate.

(d)    Changes in Internal Control Over Financial Reporting

The remediation efforts related to the material weaknesses described in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and above represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017, that have materially affected our internal control over financial reporting.

In addition, as previously disclosed, as a result of the acquisitions of ANV Holding B.V., Republic Companies, Inc., N.V. Nationale Borg-Maatschappij and Genworth Financial Mortgage Insurance Limited, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Such changes related to these acquisitions included implementing procedures to integrate existing systems and convert the financial results of these acquisitions from other generally accepted accounting principles to U.S. GAAP. We are continuing to augment our existing controls and resources to appropriately manage the risks inherent in acquisitions of this magnitude and complexity.

Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Shareholder Litigation

On April 7, 2015, one of our stockholders, Cambridge Retirement System, filed a derivative action in the Court of Chancery of the State of Delaware against the Company, as nominal defendant, and against our board of directors, Leah Karfunkel, and ACP Re, Ltd. ("ACP Re"), as defendants. Cambridge amended its complaint on November 3, 2015 to add National General Holdings Corp. as a defendant. The stockholder purports to bring the derivative action on our behalf, alleging breaches of the duties of loyalty and care on the part of our directors and majority shareholders related to our transactions involving Tower Group International, Ltd. Cambridge's claim against NGHC and ACP Re is for unjust enrichment. The amended complaint seeks damages, disgorgement and reform of our governance practices. We believe the allegations in this action to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any, due to the still early stage of the proceedings.

On April 19, 2017, one of our stockholders, Lily Ding, filed a derivative action in the United States District Court for the District of Delaware against the Company, as nominal defendant, and against our board of directors as defendants. On April 27, 2017, another one of our stockholders, David Shaev Profit Sharing Plan, filed a derivative action in the Supreme Court of the State of New York for the County of New York. The stockholders purport to bring the derivative actions on our behalf, and raise claims that primarily involve our recent restatement of our financial statements and the identification of material weaknesses in our internal control over financial reporting. The Ding complaint alleges violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Ding complaint seeks reform of our governance practices and both stockholders seek damages. We believe the allegations in these actions to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of these proceedings.

In addition, on or about April 20, 2017, we received a stockholder demand for production, pursuant to Section 220 of the Delaware General Corporation Law, of our books and records.

We and certain of our officers are defendants in related putative securities class action lawsuits filed in February and March of 2017 in the United States District Courts for the Central District of California and the Southern District of New York. Plaintiffs in the lawsuits purport to represent a class of our stockholders who purchased shares between March 2015 and March 2017. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiffs seek an unspecified amount in damages, attorneys’ fees, and other relief. We believe the allegations to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.

Lastly, we and certain of our officers and directors are defendants in a putative class action lawsuit filed on April 28, 2017 in the United States District Court for the Southern District of New York. Plaintiffs in this lawsuit purport to represent a class of purchasers of our common stock purchased in a November 12, 2015 offering. The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff seeks an unspecified amount in damages, attorneys’ fees, and other relief. We believe the allegations to be unfounded and will vigorously pursue our defenses; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.

Other than as discussed above, we are not involved presently in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties.

Item 1A.  Risk Factors

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes to the risk factors described in our Form 10-K.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file our Annual Report on Form 10-K for the year ended December 31, 2016 within the timeframe required by the SEC, meaning we have not remained current in our reporting requirements with the SEC. This limits our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. Even as we regain and maintain compliance with our SEC reporting obligations, we will not be eligible to use a short-form registration statement on Form S-3 that would allow us to incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements, until approximately one year from the date we regain and maintain status as a current filer. Once we regain compliance, if we wish to pursue a public offering during this time period, we would be required to file a long-form registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take significantly longer than using a short-form registration statement on Form S-3, increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our Board of Directors approved a $150 million share repurchase program. In 2016, we entered into an amendment to our $350 million credit facility that expanded the restrictive covenant related to our repurchase of shares of our outstanding common stock. In connection with the amendment, our Board of Directors approved an increase of $200 million to our existing stock repurchase authorization. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. We did not repurchase any shares of our common stock during the first quarter of 2017.

The following table summarizes our stock repurchases for the three-month period ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under Plan or Program
January 1 - 31, 2017	—	$—	—	137,864,237
February 1 - 28, 2017	—	—	—	137,864,237
March 1 - 31, 2017	—	—	—	137,864,237
Total	—		—	$137,864,237

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
10.1*	Amendment to Employment Agreement, dated April 5, 2017, by and between the Company and Barry D. Zyskind (filed herewith).

10.2
Amendment No. 8, effective March 1, 2017, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 3, 2017).

10.3
Second Amendment Agreement, dated March 1, 2017, related to the £515,000,000 Facility Agreement, dated November 3, 2016, among the Company, Amtrust Corporate Capital Limited, AmTrust Corporate Member Limited, AmTrust Corporate Member Two Limited, ANV Corporate Name Limited, AmTrust International Insurance, Ltd., ING Bank N.V., London Branch, The Bank of Nova Scotia, London Branch and Bank of Montreal, London Branch (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 3, 2017).

10.4
Third Amendment Agreement, dated March 3, 2017, related to the £515,000,000 Facility Agreement, dated November 3, 2016, among the Company, Amtrust Corporate Capital Limited, AmTrust Corporate Member Limited, AmTrust Corporate Member Two Limited, ANV Corporate Name Limited, AmTrust International Insurance, Ltd., ING Bank N.V., London Branch, The Bank of Nova Scotia, London Branch and Bank of Montreal, London Branch (filed herewith).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2017 (filed herewith).

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2017 (filed herewith).

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2017 (furnished herewith).

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2017 (furnished herewith).

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) the Notes to Unaudited Consolidated Financial Statements.

* Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Company may be participants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	May 10, 2017	/s/ Barry D. Zyskind
Barry D. Zyskind
Chairman, President and Chief Executive Officer

/s/ Ronald E. Pipoly, Jr.
Ronald E. Pipoly, Jr.
Chief Financial Officer