Form 10-Q/A
period 2016-06-30
Amtrust Financial Services, Inc.
filed 2017-06-30
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

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

Accordingly, within this report, we have included restated unaudited quarterly financial statements for the second quarter of 2015 and 2016, which we refer to as the “Restatement.” Our restated consolidated financial statements as of and for the years ended December 31, 2015 and 2014 were included in our Annual Report on Form 10-K for the year ended December 31, 2016.

This Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 previously filed on August 9, 2016 (the “Original Filing”). We are filing this Form 10-Q/A to restate our unaudited consolidated financial statements, financial data and related disclosures as of and for the three-month and six-month periods ended June 30, 2016 and 2015 to give effect to the Restatement. In Note 2. “Restatement of Previously Issued Consolidated Financial Statements,” we have included information regarding the Restatement and specific changes to our previously issued unaudited quarterly financial statements, including details of the adjustments to the previously issued unaudited quarterly financial statements as a result of the Restatement.

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

The impact of the Restatement on the Consolidated Statements of Income primarily resulted in decreased service and fee income, increased acquisition costs and other underwriting expenses (other than in the three months ended June 30, 2016), increased other expense, decreased interest expense and increased foreign currency loss (three and six months ended June 30, 2016), increased interest expense and increased foreign currency gain (three and six months ended June 30, 2015), which ultimately resulted in decreases to net income in both the six months ended June 30, 2016 and 2015. The impact of the Restatement on the Consolidated Balance Sheets primarily resulted in an increase of premiums receivable, an increase to other assets in 2016, a decrease to other assets in 2015, a reduction of deferred policy acquisition costs and property plant and equipment, an increase in accrued expenses and other liabilities, and a decrease in shareholders’ equity. The impact of the Restatement adjustments on the Consolidated Statements of Cash Flows resulted in an increase of net cash provided by operating activities in the six months ended June 30, 2016 and 2015, a decrease of net cash used in investing activities in the six months ended June 30, 2016 and 2015, and a decrease in net cash provided by financing activities in the six months ended June 30, 2016 and 2015.

This Form 10-Q/A amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Filing and no other information included in the Original Filing is amended hereby. Generally, no attempt has been made in this Form 10-Q/A to modify or update the foregoing items, except as required to reflect the effects of the Restatement. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the Original Filing.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Subsequent to the Original Filing, we appointed a new Chief Financial Officer. Accordingly, these certifications are signed by our Chief Executive Officer and our Chief Financial Officer as of the date of filing this Form 10-Q/A.

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and per share amounts.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheets (unaudited)
(In thousands, except par value)

	June 30, 2016	December 31, 2015
	(As restated)	(As restated)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $6,617,396; $5,482,042)	$6,838,968	$5,433,797
Equity securities, available-for-sale, at fair value (cost $154,536; $109,346)	161,880	104,497
Equity securities, trading, at fair value (cost $26,232; $26,937)	26,847	27,271
Short-term investments	9,868	17,171
Equity investment in unconsolidated subsidiaries – related party	149,573	138,023
Other investments (related party $68,186; $64,869)	129,414	106,176
Total investments	7,316,550	5,826,935
Cash and cash equivalents	1,127,546	1,003,916
Restricted cash and cash equivalents	591,984	380,699
Accrued interest and dividends	55,940	51,487
Premiums receivable, net	2,708,311	2,235,953
Reinsurance recoverable (related party $2,236,292; $1,963,140)	3,856,087	3,007,377
Prepaid reinsurance premium (related party $1,194,588; $1,066,961)	1,924,747	1,531,866
Other assets (related party $205,320; $189,223; recorded at fair value $304,434; $264,001)	1,427,604	1,477,006
Deferred policy acquisition costs	842,298	693,639
Property and equipment, net	316,516	257,128
Goodwill	603,662	432,700
Intangible assets	395,589	367,345
	$21,166,834	$17,266,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$9,097,408	$7,208,367
Unearned premiums	4,819,255	4,014,387
Ceded reinsurance premiums payable (related party $679,083; $379,988)	843,473	651,051
Accrued expenses and other liabilities (related party $167,975; $167,975; recorded at fair value $473,492; $139,861)	1,968,305	1,497,772
Debt (net of debt issuance cost of $16,542, $16,902)	1,229,599	993,067
Total liabilities	17,958,040	14,364,644
Commitments and contingencies
Redeemable non-controlling interest	941	1,172
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 196,455 issued in 2016 and 2015, respectively; 172,432 and 175,915 outstanding in 2016 and 2015, respectively	1,965	1,964
Preferred stock, $0.01 par value; 10,000 shares authorized; 5,112 and 4,968 issued and outstanding; $626,250 and $482,500 aggregated liquidation preference in 2016 and 2015, respectively.	626,250	482,500
Additional paid-in capital	1,380,153	1,383,492
Treasury stock at cost; 24,023 and 20,540 shares in 2016 and 2015, respectively	(262,984)	(162,867)
Accumulated other comprehensive loss, net of tax	(29,806)	(133,392)
Retained earnings	1,311,056	1,152,083
Total AmTrust Financial Services, Inc. equity	3,026,634	2,723,780
Non-controlling interest	181,219	176,455
Total stockholders’ equity	3,207,853	2,900,235
	$21,166,834	$17,266,051

See accompanying notes to unaudited consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(As restated)	(As restated)	(As restated)	(As restated)
Revenues:
Premium income:
Net written premium	$1,268,436	$1,008,721	$2,489,115	$2,051,910
Change in unearned premium	(86,684)	(39,751)	(233,081)	(133,563)
Net earned premium	1,181,752	968,970	2,256,034	1,918,347
Service and fee income (related parties - three months $21,608; $21,281 and six months $41,771; $38,685)	124,306	96,160	253,111	198,279
Net investment income	50,745	36,283	100,160	70,856
Net realized gain (loss) on investments	15,099	(2,642)	23,074	13,011
Total revenues	1,371,902	1,098,771	2,632,379	2,200,493
Expenses:
Loss and loss adjustment expense	784,393	638,475	1,499,466	1,251,758
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $145,610; $129,222 and six months $284,001; $247,909)	294,477	246,172	566,945	478,953
Other	134,344	101,136	263,611	202,096
Total expenses	1,213,214	985,783	2,330,022	1,932,807
Income before other income (expense), provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	158,688	112,988	302,357	267,686
Other income (loss):
Interest expense (net of interest income - related party - three months $2,187; $2,211 and six months $4,375; $4,399)	(17,912)	(11,472)	(33,786)	(23,553)
Loss on extinguishment of debt	—	—	—	(4,714)
Gain on investment in life settlement contracts net of profit commission	12,676	3,096	23,406	14,469
Foreign currency loss	(28,995)	(61,852)	(67,228)	(37,195)
Gain on acquisition	39,097	—	48,775	—
Total other income (loss)	4,866	(70,228)	(28,833)	(50,993)
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	163,554	42,760	273,524	216,693
Provision for income taxes	23,807	(8,969)	42,767	27,524
Income before equity in earnings of unconsolidated subsidiaries	139,747	51,729	230,757	189,169
Equity in earnings of unconsolidated subsidiaries – related parties	4,802	4,042	10,578	9,571
Net income	$144,549	$55,771	$241,335	$198,740
Net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	(5,817)	(1,346)	(9,834)	(5,429)
Net income attributable to AmTrust Financial Services, Inc.	$138,732	$54,425	$231,501	$193,311
Dividends on preferred stock	(11,576)	(8,639)	(20,367)	(14,008)
Net income attributable to AmTrust common stockholders	$127,156	$45,786	$211,134	$179,303
Earnings per common share:
Basic earnings per share	$0.73	$0.28	$1.21	$1.09
Diluted earnings per share	$0.73	$0.27	$1.20	$1.07
Dividends declared per common share	$0.15	$0.125	$0.30	$0.25
Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(16,956)	$(1,466)	$(16,956)	$(2,482)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(16,956)	(1,466)	(16,956)	(2,482)
Net realized gain (loss) on available for sale securities	33,391	(856)	38,663	15,813
Net unrealized gain (loss) on trading securities and other investments	(1,336)	(320)	1,367	(320)
Net realized investment gain (loss)	$15,099	$(2,642)	$23,074	$13,011

See accompanying notes to unaudited consolidated financial statements.
AmTrust Financial Services, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(As restated)	(As restated)	(As restated)	(As restated)
Net income	$144,549	$55,771	$241,335	$198,740
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(32,809)	30,665	(80,003)	(26,862)
Change in fair value of interest rate swap	168	163	287	190
Unrealized gain (loss) on securities:
Gross unrealized holding gain (loss)	170,466	(92,766)	298,119	(80,163)
Tax expense (benefit) arising during period	62,093	(32,468)	106,772	(28,057)
Net unrealized holding gain (loss)	108,373	(60,298)	191,347	(52,106)
Reclassification adjustments for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	(10,537)	—	(10,537)	—
Other net realized gain (loss) on investments	2,920	(790)	2,492	(1,205)
Reclassification adjustments for investment gain (loss) included in net income:	(7,617)	(790)	(8,045)	(1,205)
Other comprehensive income (loss), net of tax	$68,115	$(30,260)	$103,586	$(79,983)
Comprehensive income	212,664	25,511	344,921	118,757
Less: Comprehensive income attributable to non-controlling interest and redeemable non-controlling interest	5,817	1,346	9,834	5,429
Comprehensive income attributable to AmTrust Financial Services, Inc.	$206,847	$24,165	$335,087	$113,328

See accompanying notes to unaudited consolidated financial statements.

AmTrust Financial Services, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
	(As restated)	(As restated)
Cash flows from operating activities:
Net income	$241,335	$198,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,865	40,310
Net amortization of bond premium or discount	9,707	6,537
Equity earnings on investment in unconsolidated subsidiaries	(10,578)	(9,571)
Gain on investment in life settlement contracts, net	(23,406)	(14,469)
Net realized gain on investments	(40,030)	(15,493)
Non-cash write-down of investments	16,956	2,482
Discount on notes payable	2,910	2,769
Stock based compensation	11,542	10,436
Loss on extinguishment of debt	—	4,714
Bad debt expense	8,241	7,724
Foreign currency loss	67,228	37,195
Gain on acquisition	(48,775)	—
Changes in assets - (increase) decrease:
Premiums and note receivables	(376,594)	(604,812)
Reinsurance recoverable	(174,241)	(355,894)
Deferred policy acquisition costs	(104,759)	(59,846)
Prepaid reinsurance premiums	(392,881)	(280,712)
Prepaid expenses and Other assets	205,431	(112,310)
Changes in liabilities - increase (decrease):
Ceded reinsurance premium payable	185,275	155,340
Loss and loss adjustment expense reserve	780,599	664,495
Unearned premiums	383,135	392,662
Funds held under reinsurance treaties	(28,041)	13,525
Accrued expenses and other current liabilities	(124,170)	111,615
Net cash provided by operating activities	648,749	195,437
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,100,754)	(1,168,051)
Purchases of equity securities, available-for-sale	(20,424)	(14,923)
Purchase of equity securities, trading	(100,087)	(109,555)
Purchase of other investments	(11,345)	(18,868)
Sales of fixed maturities, available-for-sale	699,304	557,111
Sales of equity securities, available-for-sale	11,697	12,184
Sales of equity securities, trading	102,267	108,325
Sales of other investments	1,242	13,337
Net (purchase) sale of short term investments	7,303	66,498
Net (purchase) sale of securities sold but not purchased	(17,448)	15,456
Receipt of life settlement contract proceeds	8,058	81,014
Acquisition of subsidiaries, net of cash obtained	(118,607)	(121,401)
Increase in restricted cash and cash equivalents	(211,285)	(62,715)
Purchase of property and equipment	(84,094)	(46,560)
Net cash used in investing activities	(834,173)	(688,148)

Cash flows from financing activities:
Revolving credit facility borrowings	—	430,000
Revolving credit facility payments	—	(365,000)
Repurchase agreements, net	366,860	48,819
Secured loan borrowings	39,361	—
Secured loan agreements payments	(3,569)	(3,478)
Convertible senior notes settlement	—	(53,606)
Subordinated notes due 2055 proceeds	—	150,000
Financing fees	—	(4,990)
Common stock issuance	276	171,672
Common stock repurchase	(103,509)	—
Contingent consideration payments	(23,446)	(9,874)
Preferred stock issuance	139,070	176,529
Non-controlling interest capital distributions from consolidated subsidiaries, net	(5,301)	(41)
Stock option exercise and other	(7,084)	(1,982)
Dividends distributed on common stock	(52,624)	(39,901)
Dividends distributed on preferred stock	(20,367)	(14,008)
Net cash provided by financing activities	329,667	484,140
Effect of exchange rate changes on cash	(20,613)	(2,359)
Net increase in cash and cash equivalents	123,630	(10,930)
Cash and cash equivalents, beginning of the period	1,003,916	880,899
Cash and cash equivalents, end of the period	$1,127,546	$869,969
Supplemental Cash Flow Information
Income tax payments	$22,575	$226,278
Interest payments on debt	$28,902	$18,245
Declared dividends on common stock	$52,189	$41,187

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

The Company implemented a two-for-one stock split on February 2, 2016. As a result, the Company retrospectively adjusted all share and per share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements to apply the effect of the stock split for all periods presented.

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

2. Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation, review and audit of the Company's consolidated financial statements required to be included in the Annual Report on Form 10-K for the year ended December 31, 2016, management identified certain errors in the Company's historical financial statements. As a result, the Company concluded that its previously issued consolidated financial statements for fiscal years 2015 and 2014, along with each of the four quarters included in fiscal year 2015, as well as the first three quarters of fiscal year 2016, needed to be restated. The Company's restated consolidated financial statements as of and for the years ended December 31, 2015 and 2014 were included in its Annual Report on Form 10-K for the year ended December 31, 2016. Within this report, the Company has included restated unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015, respectively. This Note 2 to the unaudited interim consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the three and six months ended June 30, 2016 and 2015, respectively.

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

(5)
Capitalized software – The Company capitalized certain internally developed software costs that did not meet criteria for capitalization under ASC 350, Intangibles - Goodwill and Other. This error resulted overall in an over-capitalization of certain software expenses, which resulted in an understatement of expenses for the three and six months ended June 30, 2016 and an overstatement of expenses for the three and six months ended June 30, 2015.

(6)
Imputed interest – The Company corrected an error related to imputed interest on contingent consideration owed as a result of certain business acquisitions, which resulted in an overstatement of interest expense during the three months and six months ended June 30, 2016 and an understatement of interest expense during the three and six months ended June 30 2015.

(7)
Intercompany eliminations – The Company corrected an error related to internal brokerage commissions paid from one of its subsidiaries to another subsidiary, which should have been eliminated in consolidation, thereby causing an overstatement of commission income in the three and six months ended June 30, 2015.

(8)
Other items – The Company corrected other errors that impacted the three and six months ended June 30, 2016 and 2015 interim consolidated financial statements, including unaccrued liabilities, uncollectible other receivables, accrued commissions, unrecognized amortization expense, unrealized losses on investments and proper quarter end cut-off related to premiums and claims.

(9)
Balance sheet items – The Company historically recorded certain receivables (premium and other) net of commissions. The error was corrected and the Company now records the receivables on a gross basis, with the associated commission payable in other accrued expenses and liabilities. In addition, the Company corrected a classification error involving short term investments and cash and cash equivalents as of June 30, 2016 and 2015.

The following summarizes the impact of the Restatement on our previously reported unaudited interim Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015:

	Consolidated Balance Sheet
	June 30, 2016
ASSETS	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $6,617,396)	$6,838,968	$—	$6,838,968
Equity securities, available-for-sale, at fair value (cost $154,536)	161,880	—	161,880
Equity securities, trading, at fair value (cost $26,232)	26,847	—	26,847
Short-term investments	127,880	(118,012)	9,868	9
Equity investment in unconsolidated subsidiaries – related parties	149,573	—	149,573
Other investments (related party $68,186; recorded at fair value $38,039)	129,414	—	129,414
Total investments	7,434,562	(118,012)	7,316,550
Cash and cash equivalents	1,009,534	118,012	1,127,546	8, 9
Restricted cash and cash equivalents	591,984	—	591,984
Accrued interest and dividends	55,940	—	55,940
Premiums receivable, net	2,562,165	146,146	2,708,311	8, 9
Reinsurance recoverable (related party $2,236,292)	3,856,087	—	3,856,087
Prepaid reinsurance premiums (related party $1,194,588)	1,924,747	—	1,924,747
Other assets (related party $205,320; recorded at fair value $304,434)	1,371,771	55,833	1,427,604	1 – 9
Deferred policy acquisition costs	873,641	(31,343)	842,298	3
Property and equipment, net	327,311	(10,795)	316,516	5, 8,9
Goodwill	603,662	—	603,662
Intangible assets	395,589	—	395,589
	$21,006,993	$159,841	$21,166,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$9,097,408	$—	$9,097,408
Unearned premiums	4,819,255	—	4,819,255
Ceded reinsurance premiums payable (related party $679,083)	843,473	—	843,473
Accrued expenses and other liabilities (related party $167,975; recorded at fair value $473,492)	1,604,413	363,892	1,968,305	1, 2, 6, 8, 9
Debt (net of debt issuance cost of $16,542)	1,229,599	—	1,229,599
Total liabilities	17,594,148	363,892	17,958,040
Commitments and contingencies
Redeemable non-controlling interest	941	—	941
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized, 196,455 issued; 172,432 outstanding	1,965	—	1,965
Preferred stock, $0.01 par value; 10,000 shares authorized, 5,112 issued and outstanding; aggregated liquidation preference $626,250	626,250	—	626,250
Additional paid-in capital	1,380,153	—	1,380,153
Treasury stock at cost; 24,023 shares	(262,984)	—	(262,984)
Accumulated other comprehensive loss, net of tax	(31,791)	1,985	(29,806)	4
Retained earnings	1,517,092	(206,036)	1,311,056	1 – 8
Total AmTrust Financial Services, Inc. equity	3,230,685	(204,051)	3,026,634
Non-controlling interest	181,219	—	181,219
Total stockholders’ equity	3,411,904	(204,051)	3,207,853
	$21,006,993	$159,841	$21,166,834

	Consolidated Statements of Income
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	Reference
	(in thousands, except per share)
Revenues:
Premium income:
Net written premium	$1,268,436	$—	$1,268,436	$2,489,115	$—	$2,489,115
Change in unearned premium	(86,684)	—	(86,684)	(233,081)	—	(233,081)
Net earned premium	1,181,752	—	1,181,752	2,256,034	—	2,256,034
Service and fee income (related parties - three months $21,608 and six months $41,771)	138,270	(13,964)	124,306	282,471	(29,360)	253,111	1, 8
Net investment income	50,745	—	50,745	100,160	—	100,160
Net realized gain on investments	15,099	—	15,099	23,074	—	23,074
Total revenues	1,385,866	(13,964)	1,371,902	2,661,739	(29,360)	2,632,379
Expenses:
Loss and loss adjustment expense	784,393	—	784,393	1,499,466	—	1,499,466
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $145,610 and six months $284,001)	298,803	(4,326)	294,477	563,437	3,508	566,945	2, 3, 5, 8
Other	132,970	1,374	134,344	261,156	2,455	263,611	1, 5, 7, 8
Total expenses	1,216,166	(2,952)	1,213,214	2,324,059	5,963	2,330,022
Income before other income (loss), provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	169,700	(11,012)	158,688	337,680	(35,323)	302,357
Other (expenses) income:
Interest expense (net of interest income - related party - three months $2,187 and six months $4,375)	(19,738)	1,826	(17,912)	(37,438)	3,652	(33,786)	6
Gain on investment in life settlement contracts net of profit commission	12,676	—	12,676	23,406	—	23,406
Foreign currency loss	(26,435)	(2,560)	(28,995)	(62,108)	(5,120)	(67,228)	4, 8
Gain on acquisition	39,097	—	39,097	48,775	—	48,775
Total other income (loss)	5,600	(734)	4,866	(27,365)	(1,468)	(28,833)
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	175,300	(11,746)	163,554	310,315	(36,791)	273,524
Provision for income taxes	27,918	(4,111)	23,807	55,644	(12,877)	42,767	1 – 8
Income before equity in earnings of unconsolidated subsidiaries	147,382	(7,635)	139,747	254,671	(23,914)	230,757
Equity in earnings of unconsolidated subsidiary – related parties	4,802	—	4,802	10,578	—	10,578
Net income	$152,184	$(7,635)	$144,549	$265,249	$(23,914)	$241,335
Net income attributable to non-controlling interests and redeemable non-controlling interests of subsidiaries	(5,817)	—	(5,817)	(9,834)	—	(9,834)
Net income attributable to AmTrust Financial Services, Inc.	$146,367	$(7,635)	$138,732	$255,415	$(23,914)	$231,501
Dividends on preferred stock	(11,576)	—	(11,576)	(20,367)	—	(20,367)
Net income attributable to AmTrust common stockholders	$134,791	$(7,635)	$127,156	$235,048	$(23,914)	$211,134
Earnings per common share:
Basic earnings per share	$0.79	$(0.06)	$0.73	$1.36	$(0.15)	$1.21
Diluted earnings per share	$0.78	$(0.05)	$0.73	$1.34	$(0.14)	$1.20
Dividends declared per common share	$0.15	$—	$0.15	$0.30	$—	$0.30

	Consolidated Statements of Comprehensive Income
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	Reference
	(in thousands, except per share)
Net income	$152,184	$(7,635)	$144,549	$265,249	$(23,914)	$241,335
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(36,820)	4,011	(32,809)	(84,665)	4,662	(80,003)	4
Change in fair value of interest rate swap	168	—	168	287	—	287
Unrealized gain on securities:
Gross unrealized holding (loss) gain	168,963	1,503	170,466	293,683	4,436	298,119	8
Less tax expense	59,137	2,956	62,093	102,789	3,983	106,772	8
Net unrealized holding gain	109,826	(1,453)	108,373	190,894	453	191,347
Reclassification adjustment for investment loss included in net income, net of tax:
Other-than-temporary impairment loss	(10,537)	—	(10,537)	(10,537)	—	(10,537)
Other net realized loss on investments	2,920	—	2,920	2,492	—	2,492
Reclassification adjustment for investment loss included in net income	(7,617)	—	(7,617)	(8,045)	—	(8,045)
Other comprehensive income, net of tax	$65,557	$2,558	$68,115	$98,471	$5,115	$103,586
Comprehensive income	217,741	(5,077)	212,664	363,720	(18,799)	344,921
Less: Comprehensive income attributable to non-controlling and redeemable non-controlling interest	5,817	—	5,817	9,834	—	9,834
Comprehensive income attributable to AmTrust Financial Services, Inc.	$211,924	$(5,077)	$206,847	$353,886	$(18,799)	$335,087

	Consolidated Statement of Stockholders' Equity
	As of June 30, 2016
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Common stock	$1,965	$—	$1,965
Preferred stock	626,250	—	626,250
Additional paid-in capital	1,380,153	—	1,380,153
Treasury stock	(262,984)	—	(262,984)
Accumulated other comprehensive income (loss)	(31,791)	1,986	(29,805)	4, 8
Retained earnings	1,517,092	(206,037)	1,311,055	1 – 8
	$3,230,685	$(204,051)	$3,026,634

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2016
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Cash flows from operating activities:
Net income	$265,249	$(23,914)	$241,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,842	5,023	59,865	5
Net amortization of bond premium or discount	9,707	—	9,707
Equity earnings on investment in unconsolidated subsidiaries	(10,578)	—	(10,578)
Gain on investment in life settlement contracts, net	(23,406)	—	(23,406)
Net realized gain on investments	(40,030)	—	(40,030)
Non-cash write-down of investments	16,956	—	16,956
Discount on notes payable	2,910	—	2,910
Stock based compensation	11,542	—	11,542
Bad debt expense	8,241	—	8,241
Foreign currency loss	62,108	5,120	67,228	4, 8
Gain on acquisition	(48,775)	—	(48,775)
Changes in assets – (increase) decrease:
Premiums receivable	(350,748)	(25,846)	(376,594)	8, 9
Reinsurance recoverable	(172,948)	(1,293)	(174,241)	8
Deferred policy acquisition costs	(125,499)	20,740	(104,759)	3
Prepaid reinsurance premiums	(392,881)		(392,881)
Other assets	186,005	19,426	205,431	1 – 9
Changes in liabilities – increase (decrease):
Ceded reinsurance premium payable	185,275	—	185,275
Loss and loss expense adjustment reserves	780,599	—	780,599
Unearned premiums	382,794	341	383,135	8
Funds held under reinsurance treaties	(28,041)	—	(28,041)
Accrued expenses and other liabilities	(154,560)	30,390	(124,170)	1, 2, 6, 8, 9
Net cash provided by operating activities	618,762	29,987	648,749
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,299,160)	198,406	(1,100,754)	4
Purchases of equity securities, available-for-sale	(111,284)	90,860	(20,424)	4
Purchases of equity securities, trading	(100,101)	14	(100,087)	4
Purchases of other investments	(18,509)	7,164	(11,345)	8
Sales, maturities, paydowns of fixed maturities, available-for-sale	910,939	(211,635)	699,304	4
Sales of equity securities, available-for-sale	89,348	(77,651)	11,697	4
Sales of equity securities, trading	102,261	6	102,267	4
Sales of other investments	1,242	—	1,242
Net (purchases) of short term investments	(43,614)	50,917	7,303	9
Net (purchases) of securities sold but not purchased	(17,448)	—	(17,448)
Receipt of life settlement contract proceeds	8,058	—	8,058
Acquisition of subsidiaries, net of cash obtained	(118,607)	—	(118,607)
Decrease in restricted cash and cash equivalents, net	(211,285)	—	(211,285)
Purchase of property and equipment	(65,538)	(18,556)	(84,094)	5
Net cash used in investing activities	(873,698)	39,525	(834,173)

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2016
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Cash flows from financing activities:
Repurchase agreements, net	366,860	—	366,860
Secured loan agreement borrowings	39,361	—	39,361
Secured loan agreement payments	(3,569)	—	(3,569)
Common stock issuance	276	—	276
Common stock repurchase	(103,509)	—	(103,509)
Preferred stock issuance	139,070	—	139,070
Contingent consideration payments	—	(23,446)	(23,446)	6
Non-controlling interest capital contributions to consolidated subsidiaries, net	(5,301)	—	(5,301)
Stock option exercise and other	(7,084)	—	(7,084)
Dividends distributed on common stock	(52,624)	—	(52,624)
Dividends distributed on preferred stock	(20,367)	—	(20,367)
Net cash provided by financing activities	353,113	(23,446)	329,667
Effect of exchange rate changes on cash	(20,613)	—	(20,613)
Net increase in cash and cash equivalents	77,564	46,066	123,630
Cash and cash equivalents, beginning of year	931,970	71,946	1,003,916	1, 2, 4 – 9
Cash and cash equivalents, end of period	$1,009,534	$118,012	$1,127,546
Supplemental Cash Flow Information
Interest payments on debt	$28,902	—	$28,902
Income tax payments	22,575	—	22,575
Declared dividends on common stock	52,189	—	52,189

	Consolidated Balance Sheet
	June 30, 2015
ASSETS	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $4,814,001)	$4,842,644	$—	$4,842,644
Equity securities, available-for-sale, at fair value (cost $99,595)	103,093	—	103,093
Equity securities, trading, at fair value (cost $29,668)	30,652	—	30,652
Short-term investments	41,707	(23,997)	17,710	9
Equity investment in unconsolidated subsidiaries – related parties	126,919	—	126,919
Other investments (related party $9,923; recorded at fair value $14,759)	45,572	—	45,572
Securities pledged, at fair value (amortized cost of $51,862)	50,801	—	50,801
Total investments	5,241,388	(23,997)	5,217,391
Cash and cash equivalents	845,972	23,997	869,969	8, 9
Restricted cash and cash equivalents	248,940	—	248,940
Accrued interest and dividends	38,167	—	38,167
Premiums receivable, net	2,376,818	108,421	2,485,239	8, 9
Reinsurance recoverable (related party $1,824,707)	2,799,007	—	2,799,007
Prepaid reinsurance premium (related party $1,136,562)	1,583,560	—	1,583,560
Other assets (related party $169,615; recorded at fair value $267,393)	1,190,777	(3,618)	1,187,159	1,5,8,9
Deferred policy acquisition costs	695,150	(5,301)	689,849	3
Property and equipment, net	180,822	(8,684)	172,138	5, 8
Goodwill	422,357	—	422,357
Intangible assets	330,871	—	330,871
	$15,953,829	$90,818	$16,044,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$6,380,845	$—	$6,380,845
Unearned premiums	3,868,747	—	3,868,747
Ceded reinsurance premiums payable (related party $535,843)	831,665	—	831,665
Accrued expenses and other liabilities (related party $167,975; recorded at fair value $127,684)	1,289,511	237,080	1,526,591	1, 2, 6, 8, 9
Deferred income taxes	35,257	—	35,257
Debt (net of debt issuance cost of $13,122)	914,482	—	914,482
Total liabilities	13,320,507	237,080	13,557,587
Commitments and contingencies
Redeemable non-controlling interest	977	—	977
Stockholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized, 196,442 issued; 165,274 outstanding	1,964	—	1,964
Preferred stock, $0.01 par value; 10,000 shares authorized, 4,968 issued and outstanding; aggregated liquidation preference $482,500	482,500	—	482,500
Additional paid-in capital	1,117,249	—	1,117,249
Treasury stock at cost; 15,584 shares	(222,240)	—	(222,240)
Accumulated other comprehensive loss	(48,545)	29,139	(19,406)	4
Retained earnings	1,138,929	(175,401)	963,528	1, 2, 4, 5, 8
Total AmTrust Financial Services, Inc. equity	2,469,857	(146,262)	2,323,595
Non-controlling interest	162,488	—	162,488
Total stockholders’ equity	2,632,345	(146,262)	2,486,083
	$15,953,829	$90,818	$16,044,647

	Consolidated Statements of Income
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	Reference
	(in thousands, except share data)
Revenues:
Premium income:
Net written premium	$1,008,721	$—	$1,008,721	$2,051,910	$—	$2,051,910
Change in unearned premium	(39,751)	—	(39,751)	(133,563)	—	(133,563)
Net earned premium	968,970		968,970	1,918,347	—	1,918,347
Service and fee income (related parties - three months $21,281 and six months $38,685)	107,737	(11,577)	96,160	220,623	(22,344)	198,279	1
Net investment income	36,283	—	36,283	70,856	—	70,856
Net realized gain on investments	(2,642)	—	(2,642)	13,011	—	13,011
Total revenues	1,110,348	(11,577)	1,098,771	2,222,837	(22,344)	2,200,493
Expenses:
Loss and loss adjustment expense	638,475	—	638,475	1,251,758	—	1,251,758
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $129,222 and six months $247,909)	238,710	7,462	246,172	470,386	8,567	478,953	2, 3, 5, 8
Other	98,130	3,006	101,136	196,587	5,509	202,096	1, 5, 7, 8
Total expenses	975,315	10,468	985,783	1,918,731	14,076	1,932,807
Income before other (expense) income, provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	135,033	(22,045)	112,988	304,106	(36,420)	267,686
Other (expenses) income:
Interest expense (net of interest income - related party - three months $2,211 and six months $$4,399)	(9,646)	(1,826)	(11,472)	(19,901)	(3,652)	(23,553)	6
Loss on extinguishment of debt	—	—	—	(4,714)	—	(4,714)
Gain on investment in life settlement contracts net of profit commission	3,096	—	3,096	14,469	—	14,469
Foreign currency loss	(47,320)	(14,532)	(61,852)	(7,366)	(29,829)	(37,195)	4, 8
Total other (expenses) income	(53,870)	(16,358)	(70,228)	(17,512)	(33,481)	(50,993)
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	81,163	(38,403)	42,760	286,594	(69,901)	216,693
Provision for income taxes	4,472	(13,441)	(8,969)	51,284	(23,760)	27,524	1, 2, 3, 4, 5, 6, 8
Income before equity in earnings of unconsolidated subsidiaries	76,691	(24,962)	51,729	235,310	(46,141)	189,169
Equity in earnings of unconsolidated subsidiary – related parties	4,042	—	4,042	9,571	—	9,571
Net income	$80,733	$(24,962)	$55,771	$244,881	$(46,141)	$198,740
Net income attributable to non-controlling interests and redeemable non-controlling interests of subsidiaries	(1,346)	—	(1,346)	(5,429)	—	(5,429)
Net income attributable to AmTrust Financial Services, Inc.	$79,387	$(24,962)	$54,425	$239,452	$(46,141)	$193,311
Dividends on preferred stock	(8,639)	—	(8,639)	(14,008)	—	(14,008)
Net income attributable to AmTrust common stockholders	$70,748	$(24,962)	$45,786	$225,444	$(46,141)	$179,303
Earnings per common share:
Basic earnings per share	$0.43	$(0.15)	$0.28	$1.38	$(0.29)	$1.09
Diluted earnings per share	$0.42	$(0.15)	$0.27	$1.35	$(0.28)	$1.07
Dividends declared per common share	$0.125	$—	$0.125	$0.25	$—	$0.25

	Consolidated Statements of Comprehensive Income
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated	Reference
	(in thousands, except per share)
Net income	$80,733	$(24,962)	$55,771	$244,881	$(46,141)	$198,740
Other comprehensive loss, net of tax:				0	0
Foreign currency translation adjustments	14,021	16,644	30,665	(51,332)	24,470	(26,862)	4
Change in fair value of interest rate swap	163	—	163	190	—	190
Unrealized loss on securities:
Gross unrealized holding loss	(91,679)	(1,087)	(92,766)	(80,494)	331	(80,163)	8
Less: tax benefit	(32,088)	(380)	(32,468)	(28,173)	116	(28,057)	8
Net unrealized holding loss	(59,591)	(707)	(60,298)	(52,321)	215	(52,106)
Reclassification adjustment for investment loss included in net income, net of tax:
Other-than-temporary impairment loss	—	—	—	—	—	—
Other net realized loss on investments	(790)	—	(790)	(1,205)	—	(1,205)
Reclassification adjustment for investment loss included in net income	(790)	—	(790)	(1,205)	—	(1,205)
Other comprehensive loss, net of tax	$(46,197)	$15,937	$(30,260)	$(104,668)	$24,685	$(79,983)
Comprehensive income	34,536	(9,025)	25,511	140,213	(21,456)	118,757
Less: Comprehensive income attributable to non-controlling and redeemable non-controlling interest	1,346	—	1,346	5,429	—	5,429
Comprehensive income attributable to AmTrust Financial Services, Inc.	$33,190	$(9,025)	$24,165	$134,784	$(21,456)	$113,328

	Consolidated Statement of Stockholders' Equity
	As of June 30, 2015
	As previously reported	Adjustments	As Restated	Reference
	(in thousands)
Common stock	$1,964	$—	$1,964
Preferred stock	482,500	—	482,500
Additional paid-in capital	1,117,249	—	1,117,249
Treasury stock	(222,240)	—	(222,240)
Accumulated other comprehensive loss	(48,545)	29,139	(19,406)	4, 8
Retained earnings	1,138,929	(175,401)	963,528	1, 2, 4, 5, 8
	$2,469,857	$(146,262)	$2,323,595

	Consolidated Statement of Cash Flows
	Six Months Ended June 30, 2015
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Cash flows from operating activities:
Net income	$244,881	$(46,141)	$198,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,519	1,791	40,310	5
Net amortization of bond premium or discount	6,537	—	6,537
Equity earnings on investment in unconsolidated subsidiaries	(9,571)	—	(9,571)
Gain on investment in life settlement contracts, net	(14,469)	—	(14,469)
Net realized gain on investments	(15,493)	—	(15,493)
Non-cash write-down of investments	2,482	—	2,482
Discount on notes payable	2,769	—	2,769
Stock based compensation	10,436	—	10,436
Loss on extinguishment of debt	4,714	—	4,714
Bad debt expense	7,724	—	7,724
Foreign currency loss	7,366	29,829	37,195	4
Changes in assets – (increase) decrease:
Premiums receivable	(536,715)	(68,097)	(604,812)	8, 9
Reinsurance recoverable	(355,989)	95	(355,894)	8
Deferred policy acquisition costs	(66,026)	6,180	(59,846)	3
Prepaid reinsurance premiums	(280,712)	—	(280,712)
Other assets	(124,061)	11,751	(112,310)	1, 8, 9
Changes in liabilities – increase (decrease):
Ceded reinsurance premium payable	155,340	—	155,340
Loss and loss adjustment expense reserves	664,495	—	664,495
Unearned premiums	394,994	(2,332)	392,662	8
Funds held under reinsurance treaties	13,525	—	13,525
Accrued expenses and other current liabilities	15,883	95,732	111,615	1, 2, 6, 8, 9
Net cash provided by operating activities	166,629	28,808	195,437
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,168,051)	—	(1,168,051)
Purchases of equity securities, available-for-sale	(14,923)	—	(14,923)
Purchases of equity securities, trading	(109,555)	—	(109,555)
Purchases of other investments	(27,234)	8,366	(18,868)	8
Sales, maturities, paydowns of fixed maturities, available-for-sale	560,386	(3,275)	557,111	9
Sales of equity securities, available-for-sale	12,184	—	12,184
Sales of equity securities, trading	108,325	—	108,325
Sales of other investments	13,337	—	13,337
Net sales of short term investments	42,501	23,997	66,498	9
Net sale of securities sold but not purchased	15,456	—	15,456
Receipt of life settlement contract proceeds	81,014	—	81,014
Acquisition of subsidiaries, net of cash obtained	(121,401)	—	(121,401)
Increase in restricted cash and cash equivalents, net	(62,715)	—	(62,715)
Purchase of property and equipment	(44,386)	(2,174)	(46,560)	5
Net cash used in investing activities	(715,062)	26,914	(688,148)
Cash flows from financing activities:
Revolving credit facility borrowings	430,000	—	430,000
Revolving credit facility payments	(365,000)	—	(365,000)
Repurchase agreements, net	48,819	—	48,819
Secured loan agreement payments	(3,478)	—	(3,478)
2055 Subordinated notes proceeds	150,000	—	150,000

	Consolidated Statement of Cash Flows
	Six Months Ended June 30, 2015
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Convertible senior notes payments	(53,606)	—	(53,606)
Financing fees	(4,990)	—	(4,990)
Common stock issuance	171,672	—	171,672
Preferred stock issuance	176,529	—	176,529
Contingent consideration payments	—	(9,874)	(9,874)	6
Non-controlling interest capital contributions to consolidated subsidiaries, net	(41)	—	(41)
Stock option exercise and other	(1,982)	—	(1,982)
Dividends distributed on common stock	(39,901)	—	(39,901)
Dividends distributed on preferred stock	(14,008)	—	(14,008)
Net cash provided by financing activities	494,014	(9,874)	484,140
Effect of exchange rate changes on cash	(2,359)	—	(2,359)
Net increase in cash and cash equivalents	(56,778)	45,848	(10,930)
Cash and cash equivalents, beginning year	902,750	(21,851)	880,899	1, 2, 4 – 9
Cash and cash equivalents, end of period	$845,972	$23,997	$869,969
Supplemental Cash Flow Information
Income tax payments	$226,278	$—	$226,278
Interest payments on debt	18,245	—	18,245
Declared dividends on common stock	41,187	—	41,187

3.	Recent Accounting Pronouncements

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

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturities and equity securities classified as available-for-sale as of June 30, 2016 and December 31, 2015, are presented below:

(Amounts in Thousands) As of June 30, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Preferred stock	$3,629	$—	$(33)	$3,596
Common stock	150,907	14,895	(7,518)	158,284
U.S. treasury securities	272,547	4,778	(1)	277,324
U.S. government agencies	9,541	207	—	9,748
Municipal bonds	838,930	40,406	(1,151)	878,185
Foreign government	122,470	8,314	(503)	130,281
Corporate bonds:
Finance	1,389,171	60,930	(18,270)	1,431,831
Industrial	2,051,346	113,173	(25,306)	2,139,213
Utilities	183,995	7,155	(4,749)	186,401
Commercial mortgage backed securities	186,920	5,898	(1,731)	191,087
Residential mortgage backed securities:
Agency backed	1,117,536	37,748	(254)	1,155,030
Non-agency backed	51,932	1,495	(276)	53,151
Collateralized loan / debt obligations	367,228	2,968	(9,122)	361,074
Asset-backed securities	25,780	59	(196)	25,643
	$6,771,932	$298,026	$(69,110)	$7,000,848

(Amounts in Thousands) As of December 31, 2015	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Preferred stock	$4,869	$150	$(30)	$4,989
Common stock	104,477	3,816	(8,785)	99,508
U.S. treasury securities	69,547	1,470	(258)	70,759
U.S. government agencies	45,586	235	(263)	45,558
Municipal bonds	530,004	11,952	(1,530)	540,426
Foreign government	109,645	4,912	(812)	113,745
Corporate bonds:
Finance	1,358,765	38,058	(34,393)	1,362,430
Industrial	1,706,772	20,542	(80,251)	1,647,063
Utilities	157,067	1,548	(9,115)	149,500
Commercial mortgage backed securities	151,164	1,334	(1,180)	151,318
Residential mortgage backed securities:
Agency backed	964,059	14,912	(4,133)	974,838
Non-agency backed	124,046	322	(4,139)	120,229
Collateralized loan / debt obligation	232,245	10	(6,161)	226,094
Asset backed securities	33,142	4	(1,309)	31,837
	$5,591,388	$99,265	$(152,359)	$5,538,294

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2016, the Company's foreign government securities were issued or guaranteed primarily by governments in Europe, Canada and Mexico.

Proceeds from the sale of investments in available-for-sale securities during the three months ended June 30, 2016 and 2015 were approximately $585,894 and $267,049, respectively. Proceeds from the sale of investments in available-for-sale securities during the six months ended June 30, 2016 and 2015 were approximately $711,001 and $569,295, respectively.

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

(b) Trading Securities

The original or amortized cost, estimated market value and gross unrealized gain and loss of trading securities as of June 30, 2016 and December 31, 2015 are presented in the tables below:

(Amounts in Thousands) As of June 30, 2016	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$26,232	$1,215	$(600)	$26,847

(Amounts in Thousands) As of December 31, 2015	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Market value
Common stock	$26,937	$739	$(405)	$27,271

Proceeds from the sale of investments in trading securities during the three months ended June 30, 2016 and 2015 were approximately $49,517 and $48,057, respectively. Proceeds from the sale of investments in trading securities during the six months ended June 30, 2016 and 2015 were approximately $102,267 and $108,325, respectively.

(c) Investment Income

Net investment income for the three and six months ended June 30, 2016 and 2015 was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Fixed maturities, available-for-sale	$46,235	$35,199	$92,428	$67,952
Equity securities, available-for-sale	4,098	661	6,462	1,070
Equity securities, trading	(125)	32	(278)	40
Cash and short term investments	686	923	1,772	2,588
	50,894	36,815	100,384	71,650
Investment expenses	(149)	(532)	(224)	(794)
	$50,745	$36,283	$100,160	$70,856

(d) Realized Gains and Losses

The tables below summarize the gross realized gains and (losses) for the three and six months ended June 30, 2016 and 2015:

(Amounts in Thousands) Three Months Ended June 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$35,008	$(1,571)	$33,437
Equity securities, available-for-sale	608	(658)	(50)
Equity securities, trading	5,315	(5,575)	(260)
Other invested assets	4	(1,076)	(1,072)
Write-down of equity securities, available-for-sale	—	(16,956)	(16,956)
	$40,935	$(25,836)	$15,099

(Amounts in Thousands) Three Months Ended June 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$2,228	$(3,653)	$(1,425)
Equity securities, available-for-sale	102	(32)	70
Equity securities, trading	3,414	(2,025)	1,389
Other invested assets	—	(1,210)	(1,210)
Write-down of fixed maturities, available-for-sale	—	(176)	(176)
Write-down of equity securities, available-for-sale	—	(1,290)	(1,290)
	$5,744	$(8,386)	$(2,642)

(Amounts in Thousands) Six Months Ended June 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$39,811	$(1,617)	$38,194
Equity securities, available-for-sale	1,268	(799)	469
Equity securities, trading	14,927	(12,431)	2,496
Other invested assets	4	(1,133)	(1,129)
Write-down of equity securities, available-for-sale	—	(16,956)	(16,956)
	$56,010	$(32,936)	$23,074

(Amounts in Thousands) Six Months Ended June 30, 2015	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturities, available-for-sale	$22,922	$(7,843)	$15,079
Equity securities, available-for-sale	2,266	(1,711)	555
Equity securities, trading	6,737	(4,500)	2,237
Other invested assets	—	(2,378)	(2,378)
Write-down of fixed securities, available-for-sale	—	(1,290)	(1,290)
Write-down of equity securities, trading	—	(1,192)	(1,192)
	$31,925	$(18,914)	$13,011

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2016 and December 31, 2015:

(Amounts in Thousands) As of June 30, 2016	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$277,324	$277,324	$—	$—
U.S. government agencies	9,748	—	9,748	—
Municipal bonds	878,185	—	878,185	—
Foreign government	130,281	—	130,281	—
Corporate bonds and other bonds:
Finance	1,431,831	—	1,431,831	—
Industrial	2,139,212	—	2,139,212	—
Utilities	186,401	—	186,401	—
Commercial mortgage backed securities	191,087	—	191,087	—
Residential mortgage backed securities:
Agency backed	1,155,030	—	1,155,030	—
Non-agency backed	53,151	—	53,151	—
Collateralized loan / debt obligations	361,074	—	361,074	—
Asset-backed securities	25,644	—	25,644	—
Equity securities, available-for-sale	161,880	129,994	7,121	24,764
Equity securities, trading	26,847	26,847	—	—
Short term investments (As restated)	9,868	9,868	—	—
Life settlement contracts	304,434	—	—	304,434
	$7,341,997	$444,033	$6,568,765	$329,198
Liabilities:
Equity securities sold but not yet purchased	$21,170	$21,170	$—	$—
Securities sold under agreements to repurchase, at contract value	366,860	—	366,860	—
Life settlement contract profit commission	9,054	—	—	9,054
Contingent consideration (As restated)	75,772	—	—	75,772
Derivatives	636	—	636	—
	$473,492	$21,170	$367,496	$84,826

(Amounts in Thousands) As of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$70,759	$70,759	$—	$—
U.S. government agencies	45,558	—	45,558	—
Municipal bonds	540,426	—	540,426	—
Foreign government	113,745	—	113,745	—
Corporate bonds and other bonds:
Finance	1,362,430	—	1,362,430	—
Industrial	1,647,063	—	1,647,063	—
Utilities	149,500	—	149,500	—
Commercial mortgage backed securities	151,318	—	151,318	—
Residential mortgage backed securities:
Agency backed	974,838	—	974,838	—
Non-agency backed	120,229	—	120,229	—
Collateralized loan / debt obligations	226,094	—	226,094	—
Asset-backed securities	31,837	—	31,837	—
Equity securities, available-for-sale	104,497	38,563	28,723	37,211
Equity securities, trading	27,271	27,271	—	—
Short term investments (as restated)	17,171	17,171	—	—
Life settlement contracts	264,001	—	—	264,001
	$5,846,737	$153,764	$5,391,761	$301,212
Liabilities:
Equity securities sold but not yet purchased	$18,163	$18,163	$—	$—
Fixed maturity securities sold but not yet purchased	20,455	—	20,455	—
Life settlement contract profit commission	15,406	—	—	15,406
Contingent consideration (as restated)	84,760	—	—	84,760
Derivatives	1,077	—	1,077	—
	$139,861	$18,163	$21,532	$100,166

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

The following tables provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and six months ended June 30, 2016 and 2015:

(Amounts in Thousands)	Balance as of March 31, 2016	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2016
Equity securities, available-for-sale	25,556	—	(776)	(16)	—	—	24,764
Life settlement contracts	294,573	28,532	—	11,330	(30,001)	—	304,434
Life settlement contract profit commission	(7,168)	(1,886)	—	—	—	—	(9,054)
Contingent consideration (as restated)	(73,867)	(3,587)	—	(11,461)	13,143	—	(75,772)
Total	$239,094	$23,059	$(776)	$(147)	$(16,858)	$—	$244,372

(Amounts in Thousands)	Balance as of January 1, 2016	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2016
Equity securities, available-for-sale	37,211	—	(12,449)	2	—	—	24,764
Life settlement contracts	264,001	59,161	—	11,330	(30,058)	—	304,434
Life settlement contract profit commission	(15,406)	(9,054)	—	—	15,406	—	(9,054)
Contingent consideration (as restated)	(84,760)	(5,998)	—	(8,460)	23,446	—	(75,772)
Total	$201,046	$44,109	$(12,449)	$2,872	$8,794	$—	$244,372

(Amounts in Thousands)	Balance as of March 31, 2015	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2015
Equity securities, available-for-sale	37,765	—	2,467	—	—	—	40,232
Life settlement contracts	259,785	17,640	—	—	(10,032)	—	267,393
Life settlement contract profit commission	(14,575)	(2,419)	—	—	—	—	(16,994)
Contingent consideration (as restated)	(80,688)	(3,652)	—	28	5,696	—	(78,616)
Total	$202,287	$11,569	$2,467	$28	$(4,336)	$—	$212,015

(Amounts in Thousands)	Balance as of January 1, 2015	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2015
Equity securities, available-for-sale	34,886	—	5,392	—	(46)		40,232
Life settlement contracts	264,517	38,890	—	—	(36,014)	—	267,393
Life settlement contract profit commission	(16,534)	(460)	—	—	—	—	(16,994)
Contingent consideration (as restated)	(41,704)	(1,826)	—	(44,960)	9,874	—	(78,616)
Total	$241,165	$36,604	$5,392	$(44,960)	$(26,186)	$—	$212,015

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

A reconciliation of net income for life settlement contracts in the above table to gain on investment in life settlement contracts net of profit commission included in the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 is as follows:

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

•
Life settlement contracts and life settlement contract profit commission: Life settlement contracts are described in Note 6. "Investment in Life Settlements" elsewhere in this report. The fair value of life settlement contracts as well as life settlement profit commission liability is based on information available to the Company at the end of the reporting period. These financial instruments are classified as Level 3 in the fair value hierarchy. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and life expectancy reports prepared by nationally recognized and independent third party medical underwriters. The Company estimates the fair value of policies in the portfolio based on the expected cash flow to be generated by the policies (death benefit less premium payments), discounted to reflect the cost of funding, policy specific adjustments and reserves. In order to confirm the integrity of their calculation of fair value, the Company, quarterly, retains an independent third-party actuary to verify that the actuarial modeling used by the Company to determine fair value was performed correctly and that the valuation, as determined through the Company's actuarial modeling, is consistent with other methodologies. The Company considers this information in its assessment of the reasonableness of the life expectancy and discount rate inputs used in the valuation of these investments.

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of June 30, 2016 and December 31, 2015 and only includes data for policies to which the Company assigned value at those dates:

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

A life settlement contract is a contract between the owner of a life insurance policy and a third-party who obtains the ownership and beneficiary rights of the underlying life insurance policy. During the six months ended June 30, 2016, the Company terminated an agreement with a third party administrator of the Tiger and AMTCH II life settlement contract portfolios, under which the third party received an administrative fee. The third party administrator was also eligible to receive a percentage of profits after certain time and performance thresholds had been met. This profit commission was calculated based on the discounted anticipated cash flows and the provisions of the underlying contract, and was settled with the third party administrator in 2016. The Company accrues the related profit on the life settlements at fair value, in relation to the life settlements purchased prior to December 31, 2010. This profit commission is calculated based on the discounted anticipated cash flows and the provisions of the underlying contract. The Company provides certain actuarial and finance functions related to the LSC Entities. In conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of the LSC Entities. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidate the LSC Entities.

The Company accounts for investments in life settlements in accordance with ASC 325-30, Investments in Insurance Contracts, which states that an investor shall elect to account for its investments in life settlement contracts by using either the investment method or the fair value method. The election is made on an instrument-by-instrument basis and is irrevocable. The Company has elected to account for these policies using the fair value method. The Company determines fair value as discussed in Note 5. "Fair Value of Financial Instruments."

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

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of June 30, 2016, are as follows:

(Amounts in Thousands)	Premiums Due on Life Settlement Contracts
2016	$64,353
2017	42,020
2018	43,105
2019	41,350
2020	37,788
Thereafter	443,511
Total	$672,127

7. Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Balance, beginning of period	$736,307	$649,233	$693,639	$629,261
Acquisition costs deferred	293,133	209,110	509,625	386,158
Amortization	(187,142)	(168,494)	(360,966)	(325,570)
Balance, end of period	$842,298	$689,849	$842,298	$689,849

8. Debt

The Company’s outstanding debt consisted of the following at June 30, 2016 and December 31, 2015:

(Amounts in Thousands)	June 30, 2016	December 31, 2015
Revolving credit facility	$130,000	$130,000
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5,166	5,103
2.75% Convertible senior notes due 2044 (the "2044 Notes")	163,269	160,258
6.125% Senior notes due 2023 (the "2023 Notes")	248,048	247,911
Junior subordinated debentures (the "2035-2037 Notes")	121,984	121,940
Trust preferred securities (the "2033-2037 TPS Notes")	92,786	—
7.25% Subordinated Notes due 2055 (the "7.25% 2055 Notes")	145,140	145,078
7.50% Subordinated Notes due 2055 (the "7.50% 2055 Notes")	130,628	130,572
Secured loan agreements	74,038	38,455
Promissory notes	118,540	13,750
	$1,229,599	$993,067

Aggregate scheduled maturities of the Company’s outstanding debt, excluding unamortized deferred origination costs, at June 30, 2016 are:

(Amounts in Thousands)	June 30, 2017
2016	$3,617
2017	33,690
2018	35,921
2019	160,798
2020	26,576
Thereafter	985,539	(1)
Total scheduled payments	1,246,141
Unamortized deferred origination costs	(16,542)
	1,229,599

(1)	Amount includes debt outstanding under the 2021 Notes and 2044 Notes, which is net of unamortized original issue discount of $795 and $48,352, respectively.

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

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the three and six months ended June 30, 2016 and 2015 was:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2016	2015	2016	2015
Revolving credit facility	$1,098	$728	$2,254	$1,544
Funds at Lloyd's facility	1,123	634	2,322	1,681
2021 Notes	114	245	229	594
2023 Notes	3,896	3,896	7,793	7,793
2035-2037 Notes	1,546	1,695	3,061	3,715
2033-2037 TPS Notes	769	—	769	—
2044 Notes	3,116	3,016	6,232	6,031
7.25% 2055 Notes	2,750	368	5,500	368
7.50% 2055 Notes	2,559	—	5,118	—
Secured loan agreements	178	223	367	459
Promissory notes	1,397	154	1,555	310
Other, including interest income (As restated)	(634)	513	(1,414)	1,058
	$17,912	$11,472	$33,786	$23,553

Promissory Note

On April 18, 2016, in connection with the acquisition of Republic Companies, Inc. and its affiliates ("Republic"), the Company issued a term promissory note ("TPM") to Delek Finance U.S. Inc. in the amount of $104,685 as part of the consideration. See Note 14. "Acquisitions" for a description of this transaction. The principal will be paid in four equal installments on each of the first four anniversaries of the issuance date. The note bears interest of 5.75% per annum and is payable from time to time based on the outstanding principal balance until the promissory note is fully paid. In the event that indebtedness under the Company's revolving credit facility or the Company's 2023 Notes is required to be paid on an accelerated basis, the holder of the TPM may cause the Company to repay unpaid principal and interest immediately. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $1,237 for the three and six months ended June 30, 2016.

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

Nationale Borg

Through the Company's acquisition of N.V. Nationale Borg-Maatscappij and its affiliates ("Nationale Borg"), the Company assumed Nationale Borg's existing credit facilities pursuant to which trade related guarantees and comparable standby letters of credit are issued primarily to secure obligations owed by Nationale Borg to third parties in the normal course of business. See Note 14. "Acquisitions" for a description of this transaction. The credit facilities are with Deutsche Bank Netherlands N.V. and ING Bank N.V. and are primarily used to obtain guarantees for the benefit of financial institutions. The credit limit under these credit facilities is approximately £76,650 (or $87,300). The credit facilities were utilized for £61,239 (or $67,976) as of June 30, 2016. The Company recorded total interest expense of $97 for the three and six months ended June 30, 2016.

9.	Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Policy acquisition expenses	$130,488	$97,578	$279,152	$211,196
Salaries and benefits	139,139	140,785	256,960	246,899
Other insurance general and administrative expenses	24,850	7,809	30,833	20,858
	$294,477	$246,172	$566,945	$478,953

10. Earnings Per Share

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

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Amounts in Thousands, except for earnings per share)	As restated	As restated	As restated	As restated
Basic earnings per share:
Net income attributable to AmTrust common shareholders	$127,156	$45,786	$211,134	$179,303
Less: Net income allocated to participating securities and redeemable non-controlling interest	—	111	—	444
Net income allocated to AmTrust common shareholders	$127,156	$45,675	$211,134	$178,859

Weighted average common shares outstanding – basic	173,182	165,120	174,346	163,904
Less: Weighted average participating shares outstanding	—	404	—	410
Weighted average common shares outstanding - basic	173,182	164,716	174,346	163,494
Net income per AmTrust common share - basic	$0.73	$0.28	$1.21	$1.09

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$127,156	$45,786	$211,134	$179,303
Less: Net income allocated to participating securities and redeemable non-controlling interest	—	111	—	444
Net income allocated to AmTrust common shareholders	$127,156	$45,675	$211,134	$178,859

Weighted average common shares outstanding – basic	173,182	164,716	174,346	163,494
Plus: Dilutive effect of stock options, convertible debt, other	1,865	3,352	1,881	3,622
Weighted average common shares outstanding – dilutive	175,047	168,068	176,227	167,116
Net income per AmTrust common shares – diluted	$0.73	$0.27	$1.20	$1.07

The Company's anti-dilutive securities excluded from diluted earnings per share calculation were immaterial for the three and six months ended June 30, 2016 and 2015, respectively.

11. Share Based Compensation

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

12. Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Amounts in Thousands)	As restated	As restated	As restated	As restated
Income before equity in earnings of unconsolidated subsidiaries and non-controlling interest	$163,554	$42,760	$273,524	$216,693
Tax at federal statutory rate of 35%	$57,244	$14,966	$95,733	$75,843
Tax effects resulting from:
Foreign rate differential	(31,523)	(15,152)	(48,844)	(13,049)
Adjustment to prior year taxes	830	861	977	(27,659)
Permanent adjustments	3,886	(10,202)	(587)	(13,257)
Valuation allowance	(9,425)	—	(9,936)	—
Other, net	2,795	558	5,424	5,646
Provision (benefit) for income taxes	$23,807	$(8,969)	$42,767	$27,524
Effective tax rate	14.6%	(21.0)%	15.6%	12.7%

As of June 30, 2016, the Company has U.S. Net Operating Losses ("NOLs") of $52,885 that expire beginning in 2018 through 2036. These NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $3,197 per year. The Company also has foreign NOLs of $675,422 that currently have no expiration. The Company’s management believes that as of June 30, 2016, except for a portion of foreign NOLs, it will realize the benefits of its deferred tax assets, which are included as a component of the other assets on the consolidated balance sheet. As a result, the Company recorded a valuation allowance of $159,004 and $170,043 as of June 30, 2016 and December 31, 2015, respectively, related to the foreign NOLs. The decrease in the valuation allowance from December 31, 2015 to June 30, 2016 was driven primarily by the release of the valuation allowance on NOLs that were in place on the Company’s U.K. operations. The Company determined, based on income projections of the U.K. operations, that sufficient positive evidence exists that it is more likely than not that the NOL deferred tax assets will be realized. The Company did not utilize any equalization reserves attributed to its Luxembourg reinsurance companies during the three and six months ended June 30, 2016 and 2015, respectively.

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

13. Related Party Transactions

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

800 Superior, LLC

The Company and NGHC each have a fifty percent ownership interest in 800 Superior, LLC ("800 Superior"), which owns an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. The Company has been appointed managing member of 800 Superior. Additionally, in conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of 800 Superior. As such, in accordance with ASC 810-10, Consolidation, the Company consolidates this entity. NGHC's portion of the net assets and earnings are recorded within non-controlling interest in the consolidated financial statements.

NGHC has an office lease agreement with 800 Superior. The lease agreement is through 2027. NGHC paid 800 Superior approximately $684 and $664 of rent during the three months ended June 30, 2016 and 2015, respectively, and $1,367 and $1,266 during the six months ended June 30, 2016 and 2015, respectively, under the lease agreement. As discussed in Note 15. "New Market Tax Credit," 800 Superior, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

4455 LBJ Freeway, LLC

In 2015, the Company and NGHC each acquired a fifty percent ownership interest in 4455 LBJ Freeway, LLC ("4455 LBJ Freeway"), which owns an office building in Dallas, Texas. The cost of the building was approximately $21,050. The Company has been appointed managing member of 4455 LBJ Freeway. Additionally, in conjunction with the Company’s approximate 12% ownership percentage of NGHC, the Company ultimately receives 56% of the profits and losses of 4455 LBJ Freeway. As such, in accordance with ASC 810-10, Consolidation, the Company consolidates this entity. NGHC's portion of the net assets and earnings are recorded within non-controlling interest in the consolidated financial statements. The Company recorded approximately $518 of service and fee income related to rent for the three and six months ended June 30, 2016.

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

Agreements as a result of the ACP Re / Tower Merger

The Company and ACP Re entered into the agreements and transactions described below, as well as the asset management agreement described above, as a result of ACP Re’s acquisition of 100% of the outstanding stock of Tower on September 15, 2014. As set forth in Note 19. “Subsequent Events,” in July 2016, Tower’s statutory insurance companies (the “Tower Companies”) merged into CastlePoint National Insurance Company (“CNIC”), with CNIC as the surviving entity, in connection with a Conservation Plan developed by the Commissioner of Insurance of the State of California for CNIC. Upon approval of the Conservation Plan by the Superior Court of the State of California, several of the agreements described below will either be amended or terminated.

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
Commercial Lines Administrative Services Agreement
ANA, the Tower Companies and CastlePoint Reinsurance Company, Ltd. (“CP Re,” a subsidiary of ACP Re) entered into the Commercial Lines LPTA Administrative Services Agreement (the “CL Administrative Agreement”) pursuant to which ANA administers the runoff of CP Re’s and the Tower Companies’ commercial lines business written prior to September 15, 2014 at cost. CP Re and the Tower Companies reimburse ANA for its actual costs, including costs incurred in connection with claims operations, out-of-pocket expenses, costs incurred in connection with any required modifications to ANA’s claims systems and an allocated portion of the claims service expenses paid by TIC to the Tower Companies pursuant to the CL Reinsurance Agreement. The CL Administrative Agreement will remain in effect until the first to occur of (i) the completed performance of all obligations and duties arising under the agreement, or (ii) mutual written consent. The Company charged ACP Re $1,057 and $6,447 for these services during the three months ended June 30, 2016 and 2015, respectively, and $5,983 and $23,443 for the six months ended June 30, 2016 and 2015, respectively, which were recorded as a reduction of salary and other expense. See Note 19. "Subsequent Events" elsewhere in this report for additional information on this agreement.
Stop-Loss and Retrocession Agreements
AII and National General Re, Ltd., a subsidiary of NGHC (“NG Re Ltd.”), as reinsurers, entered into a $250,000 Aggregate Stop Loss Reinsurance Agreement (the “Stop-Loss Agreement”) with CP Re. AII and NG Re Ltd. also entered into an Aggregate Stop Loss Retrocession Contract (the “Retrocession Agreement”) with ACP Re pursuant to which ACP Re will reinsure the full amount of any payments that AII and NG Re Ltd. are obligated to make to CP Re under the Stop-Loss Agreement. Pursuant to the Stop-Loss Agreement, each of the Company and NGHC will provide, severally, $125,000 of stop loss coverage with respect to the run-off of the Tower business written on or before September 15, 2014. The reinsurers’ obligation to indemnify CP Re under the Stop-Loss Agreement will be triggered only at such time as CP Re’s ultimate net loss related to the run-off of the pre-September 15, 2014 Tower business exceeds a retention equal to the Tower Companies’ loss and loss adjustment reserves and unearned premium reserves as of September 15, 2014, which the parties to the LPTA have agreed will be established upon reevaluation as of December 31, 2015. CP Re will pay AII and NG Re Ltd. total premium of $56,000 on the five-year anniversary of the Stop-Loss Agreement. The premium payable by AII and NG Re Ltd. to ACP Re pursuant to the Retrocession Agreement will be $56,000 in the aggregate, less a ceding commission of 5.5% to be retained by AII and NG Re Ltd. The Stop-Loss Agreement and the Retrocession Agreement are accounted for under the deposit method of accounting. See Note 19. "Subsequent Events" elsewhere in this report for additional information on this agreement.
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
As of June 30, 2016 and December 31, 2015, the Company recorded $129,375 and $129,375, respectively, of loan and related interest receivable as a component of other assets on the consolidated balance sheet. The Company recorded total interest income of approximately $2,187 and $2,211 for the three months ended June 30, 2016 and 2015, respectively, and $4,375 and $4,399 during the six months ended June 30, 2016 and 2015, respectively, under the ACP Re Credit Agreement. See Note 19. "Subsequent Events" elsewhere in this report for additional information on this agreement.
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

These limited partnerships are considered variable interest entities ("VIEs"). Based on current accounting guidance, the Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having: (i) power over the significant activities of the entity, and (ii) having an obligation to absorb losses or the right to receive benefits from the VIE that are potentially significant to the VIE. The Company performed a primary beneficiary analysis on the aforementioned limited partnerships and determined the Company was not the primary beneficiary since it does not have power over the significant activities of the entity. These limited partnerships are recorded as a component of other investments on the consolidated balance sheet. The carrying value of these limited partnerships, in aggregate, was $68,186 and $64,869 as of June 30, 2016 and December 31, 2015, respectively. The maximum exposure to loss, which is the estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of the Company's interests declines to zero, without any consideration of recovery or offset from any economic hedges, was $68,186 and $64,869 as of June 30, 2016 and December 31, 2015, respectively. The maximum exposure to loss is a required disclosure under US GAAP and is not an indication of expected loss.

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

14. Acquisitions

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

The consideration given for Republic consisted of approximately $113,456 of cash at closing, a promissory note payable of approximately $104,685 due to Delek Group Ltd. and deferred payments of approximately $15,200 that are owed to the minority owners of Republic. Further information on the promissory note can be found in "Note 8. Debt". The deferred payments will be made in nineteen quarterly installments of $800 beginning three months after the acquisition date.

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

Magna Carta

On March 11, 2016, one of our subsidiary insurance companies entered into a loss portfolio transfer with Public Service Insurance Company, Paramount Insurance Company and Western Select Insurance Company. The Company will reinsure 100% of the existing obligations with respect to their business for accident years 2014 and 2015, including a loss portfolio transfer of 100% of the loss and LAE reserves as of the effective date. The Company received approximately $163,400 of cash and recorded loss reserves of approximately $163,400. The Company followed deposit accounting under the guidelines of ASC 340-30, Other Assets and Deferred Costs. During the three and six months ended June 30, 2016, the Company (recovered) paid losses of approximately $(1,060) and $9,440, respectively. During the three and six months ended June 30, 2016, the Company did not record any gains or losses as a result of this transaction. Additionally, one of our subsidiaries entered into a renewal rights transaction with the forenamed parties as well as Creative Intermediaries, Inc., Magna Carta Companies, Inc. and Public Service Mutual Holding Company, whereby the Company may reinsure their existing book of policies for their commercial and property insurance business. The acquisition price paid for the renewal rights transaction was approximately $1,000.

Other

The Company had additional immaterial acquisitions totaling approximately $12,000 during the three and six months ended June 30, 2016. No individual acquisition or acquisitions in the aggregate were significant and, therefore, the Company was not required to include any pro forma financial information in this report.

15. New Market Tax Credit

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

The Company has determined that the Investment Funds are VIEs. The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has an approximate 12% ownership in NGHC. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds, as VIEs, in accordance with the accounting standard for consolidation. KCDC's contribution, net of syndication fees, is included as accrued liability in the accompanying consolidated balance sheets. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

16. Stockholder's Equity and Accumulated Other Comprehensive Income (Loss)

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

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	Six Months Ended June 30,
	2016			2015
	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
(Amounts in Thousands)	(As restated)		(As restated)	(As restated)		(As restated)
Balance, December 31,	$2,723,780	$176,455	$2,900,235	$1,912,213	$159,181	$2,071,394
Net income	231,501	9,493	240,994	193,311	4,771	198,082
Unrealized holding gain (loss)	191,347	—	191,347	(52,106)	—	(52,106)
Reclassification adjustment	(8,045)	—	(8,045)	(1,205)	—	(1,205)
Foreign currency translation	(80,007)	—	(80,007)	(26,862)	14	(26,848)
Unrealized gain on interest rate swap	287	—	287	190	—	190
Extinguishment of 2021 senior notes, equity component	—	—	—	(3,345)	—	(3,345)
Share exercises, compensation and other	4,421	—	4,421	8,455	—	8,455
Common share (purchase) issuance, net	(103,164)	—	(103,164)	171,672	—	171,672
Common share dividends	(52,189)	(10,229)	(62,418)	(41,249)	—	(41,249)
Preferred stock issuance, net of fees	139,070	—	139,070	176,529	—	176,529
Preferred stock dividends	(20,367)	—	(20,367)	(14,008)	—	(14,008)
Capital contribution (distribution), net	—	5,500	5,500	—	(1,478)	(1,478)
Balance, June 30,	$3,026,634	$181,219	$3,207,853	$2,323,595	$162,488	$2,486,083

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss):

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2016 (As restated)	$(145,268)	$48,035	$(581)	$(107)	$(97,921)
Other comprehensive income (loss) before reclassification	(32,809)	158,930	258	—	126,379
Amounts reclassed from accumulated other comprehensive income	—	(3,920)	—	—	(3,920)
Income tax benefit (expense)	—	(54,254)	(90)	—	(54,344)
Net current-period other comprehensive (loss) income	(32,809)	100,756	168	—	68,115
Balance, June 30, 2016 (As restated)	$(178,077)	$148,791	$(413)	$(107)	$(29,806)

Balance, March 31, 2015 (As restated)	$(66,349)	$81,290	$(1,294)	$(2,793)	$10,854
Other comprehensive income before reclassification	30,665	(92,766)	251	—	(61,850)
Amounts reclassed from accumulated other comprehensive income	—	(1,216)	—	—	(1,216)
Income tax benefit (expense)	—	32,894	(88)	—	32,806
Net current-period other comprehensive income	30,665	(61,088)	163	—	(30,260)
Balance, June 30, 2015 (As restated)	$(35,684)	$20,202	$(1,131)	$(2,793)	$(19,406)

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015 (as restated)	$(98,074)	$(34,511)	$(700)	$(107)	$(133,392)
Other comprehensive income (loss) before reclassification	(80,003)	286,588	441	—	207,026
Amounts reclassed from accumulated other comprehensive income	—	(4,578)	—	—	(4,578)
Income tax benefit (expense)	—	(98,708)	(154)	—	(98,862)
Net current-period other comprehensive income (loss)	(80,003)	183,302	287	—	103,586
Balance, June 30, 2016 (As restated)	$(178,077)	$148,791	$(413)	$(107)	$(29,806)

Balance, December 31, 2014 (As restated)	$(8,822)	$73,513	$(1,321)	$(2,793)	$60,577
Other comprehensive income before reclassification	(26,862)	(80,163)	292	—	(106,733)
Amounts reclassed from accumulated other comprehensive income	—	(1,854)	—	—	(1,854)
Income tax benefit (expense)	—	28,706	(102)	—	28,604
Net current-period other comprehensive (loss) income	(26,862)	(53,311)	190	—	(79,983)
Balance, June 30, 2015 (As restated)	$(35,684)	$20,202	$(1,131)	$(2,793)	$(19,406)

17. Commitment and Contingent Liabilities

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

18. Segments

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

The following tables summarize the results of operations of the business segments for the three and six months ended June 30, 2016 and 2015:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended June 30, 2016:
Gross written premium	$1,060,558	$651,561	$360,993	$—	$2,073,112

Net written premium	601,638	447,061	219,737	—	1,268,436
Change in unearned premium	(28,660)	(89,177)	31,153	—	(86,684)
Net earned premium	572,978	357,884	250,890	—	1,181,752

Loss and loss adjustment expense	(382,950)	(231,328)	(170,115)	—	(784,393)
Acquisition costs and other underwriting expenses (As restated)	(150,149)	(78,773)	(65,555)	—	(294,477)
	(533,099)	(310,101)	(235,670)	—	(1,078,870)
Underwriting income (As restated)	39,879	47,783	15,220	—	102,882
Service and fee income (As restated)	25,745	69,155	1,228	28,178	124,306
Investment income and realized gain	28,193	19,506	18,211	(66)	65,844
Other expenses (As restated)	(34,321)	(21,154)	(11,697)	(67,172)	(134,344)
Interest expense (As restated)	(9,180)	(5,612)	(3,120)	—	(17,912)
Foreign currency loss (As restated)	—	(28,995)	—	—	(28,995)
Gain on life settlement contracts	6,507	3,961	2,208	—	12,676
Acquisition gain (reduction) on purchase	(9,223)	48,320	—	—	39,097
Provision for income taxes (As restated)	(6,256)	(19,030)	(3,184)	4,663	(23,807)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	4,802	4,802
Net income (As restated)	$41,344	$113,934	$18,866	$(29,595)	$144,549

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended June 30, 2015:
Gross written premium	$875,828	$479,863	$322,697	$—	$1,678,388

Net written premium	517,392	306,784	184,545	—	1,008,721
Change in unearned premium	(34,333)	(22,816)	17,398	—	(39,751)
Net earned premium	483,059	283,968	201,943	—	968,970

Loss and loss adjustment expense	(314,344)	(185,345)	(138,786)	—	(638,475)
Acquisition costs and other underwriting expenses (As restated)	(129,217)	(58,442)	(58,513)	—	(246,172)
	(443,561)	(243,787)	(197,299)	—	(884,647)
Underwriting income (As restated)	39,498	40,181	4,644	—	84,323
Service and fee income (As restated)	25,042	50,193	32	20,893	96,160
Investment income and realized gain	15,604	11,807	6,216	14	33,641
Other expenses (As restated)	(26,387)	(14,446)	(9,735)	(50,568)	(101,136)
Interest expense and loss on extinguishment of debt (As restated)	(5,989)	(3,314)	(2,169)	—	(11,472)
Foreign currency loss (As restated)	—	(61,852)	—	—	(61,852)
Gain on life settlement contracts	1,619	942	535	—	3,096
(Provision) benefit for income taxes (As restated)	(1,077)	7,997	1,116	933	8,969
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	4,042	4,042
Net income	$48,310	$31,508	$639	$(24,686)	$55,771

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Six Months Ended June 30, 2016:
Gross written premium	$2,126,690	$1,181,007	$698,489	$—	$4,006,186

Net written premium	1,226,166	784,894	478,055	—	2,489,115
Change in unearned premium	(149,094)	(105,169)	21,182	—	(233,081)
Net earned premium	1,077,072	679,725	499,237	—	2,256,034

Loss and loss adjustment expense	(715,634)	(442,264)	(341,568)	—	(1,499,466)
Acquisition costs and other underwriting expenses (As restated)	(283,681)	(151,624)	(131,640)	—	(566,945)
	(999,315)	(593,888)	(473,208)	—	(2,066,411)
Underwriting income (As restated)	77,757	85,837	26,029	—	189,623
Service and fee income (As restated)	58,282	143,539	1,517	49,773	253,111
Investment income and realized gain	55,047	38,676	29,511	—	123,234
Other expenses (As restated)	(69,968)	(38,856)	(22,981)	(131,806)	(263,611)
Interest expense (As restated)	(17,935)	(9,960)	(5,891)	—	(33,786)
Foreign currency loss (As restated)	—	(67,228)	—	—	(67,228)
Gain on life settlement contracts	12,425	6,900	4,081	—	23,406
Acquisition gain on purchase	455	48,320	—	—	48,775
(Provision) benefit for income taxes (As restated)	(17,471)	(31,195)	(4,857)	10,756	(42,767)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	10,578	10,578
Net income (As restated)	$98,592	$176,033	$27,409	$(60,699)	$241,335

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Six Months Ended June 30, 2015:
Gross written premium	$1,776,947	$950,733	$681,844	$—	$3,409,524

Net written premium	1,040,632	594,473	416,805	—	2,051,910
Change in unearned premium	(133,582)	18,626	(18,607)	—	(133,563)
Net earned premium	907,050	613,099	398,198	—	1,918,347

Loss and loss adjustment expense	(588,690)	(393,985)	(269,083)	—	(1,251,758)
Acquisition costs and other underwriting expenses (As restated)	(239,287)	(129,254)	(110,412)	—	(478,953)
	(827,977)	(523,239)	(379,495)	—	(1,730,711)
Underwriting income (As restated)	79,073	89,860	18,703	—	187,636
Service and fee income (As restated)	51,675	107,188	365	39,051	198,279
Investment income and realized gain	38,850	28,547	16,366	104	83,867
Other expenses (As restated)	(52,663)	(28,177)	(20,208)	(101,048)	(202,096)
Interest expense and loss on extinguishment of debt (As restated)	(14,732)	(7,882)	(5,653)	—	(28,267)
Foreign currency loss (As restated)	—	(37,195)	—	—	(37,195)
Loss on life settlement contracts	7,540	4,035	2,894	—	14,469
(Provision) benefit for income taxes (As restated)	(13,350)	(19,021)	(1,516)	6,363	(27,524)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	9,571	9,571
Net income	$96,393	$137,355	$10,951	$(45,959)	$198,740

The following tables summarize net earned premium by major line of business, by segment, for the three and six months ended June 30, 2016 and 2015:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended June 30, 2016:
Workers' compensation	$358,894	$—	$199,704	$558,598
Warranty	—	179,169	—	179,169
Other liability	—	33,305	12,800	46,105
Commercial auto and liability, physical damage	111,992	8,684	30,602	151,278
Medical malpractice	—	62,733	—	62,733
Other	102,092	73,993	7,784	183,869
Total net earned premium	$572,978	$357,884	$250,890	$1,181,752

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended June 30, 2015:
Workers' compensation	$322,703	$—	$86,344	$409,047
Warranty	—	144,316	—	144,316
Other liability	14,425	32,485	35,333	82,243
Commercial auto and liability, physical damage	67,491	8,714	34,465	110,670
Medical malpractice	—	40,143	—	40,143
Other	78,440	58,310	45,801	182,551
Total net earned premium	$483,059	$283,968	$201,943	$968,970

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Six Months Ended June 30, 2016:
Workers' compensation	$704,937	$—	$307,417	$1,012,354
Warranty	—	347,502	—	347,502
Other liability	5,249	74,018	83,381	162,648
Commercial auto and liability, physical damage	197,896	17,176	65,745	280,817
Medical malpractice	—	106,750	—	106,750
Other	168,990	134,279	42,694	345,963
Total net earned premium	$1,077,072	$679,725	$499,237	$2,256,034

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Six Months Ended June 30, 2015:
Workers' compensation	$614,768	$—	$163,946	$778,714
Warranty	—	295,847	—	295,847
Other liability	24,944	65,296	75,853	166,093
Commercial auto and liability, physical damage	119,411	12,154	69,698	201,263
Medical malpractice	—	76,454	—	76,454
Other	147,927	163,348	88,701	399,976
Total net earned premium	$907,050	$613,099	$398,198	$1,918,347

The following table summarizes total assets of the business segments as of June 30, 2016 and December 31, 2015:

(Amounts in Thousands)	June 30, 2016	December 31, 2015
Small Commercial Business (As restated)	$9,960,183	$7,870,360
Specialty Risk and Extended Warranty (As restated)	7,001,339	6,420,747
Specialty Program (As restated)	4,205,312	2,972,538
Corporate and Other (As restated)	—	2,406
	$21,166,834	$17,266,051

19. Subsequent Event

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

Restructuring of ACP Re Credit Agreement

As disclosed in the Company’s Current Report on Form 8-K filed on July 29, 2016, the Company, AII and NG Re Ltd. entered into a restatement agreement (the “Restatement Agreement”) to the ACP Re Credit Agreement described in the “Significant Transactions with ACP Re, Ltd.” subsection of Note 13. “Related Party Transactions” included elsewhere in this report. The following restated terms of the ACP Re Credit Agreement will become effective upon the approval of the Conservation Plan developed by the Commissioner of Insurance of the State of California for CNIC as successor by merger to all of the Tower Companies (the “Conservation Plan”) by the Superior Court of the State of California, which is supervising the Conservation Plan process:

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

In addition, if the Conservation Plan is approved, the following agreements (all of which are described in the “Significant Transactions with ACP Re, Ltd.” subsection of Note 13. “Related Party Transactions” included elsewhere in this report) will be terminated: (a) the Stop-Loss Agreement, (b) the Retrocession Agreement, and (c) the CL Administrative Agreement. The hearing on the motion to approve the Conservation Plan is scheduled for September 13, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q. Amounts in the following discussion may not reconcile due to rounding differences.

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

 We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on annualized average equity was 21.6% and 9.9% for the three months ended June 30, 2016 and 2015, respectively, and 18.2% and 20.8% for the six months ended June 30, 2016 and 2015, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 91.3% and 91.3% for the three months ended June 30, 2016 and 2015, respectively, and 91.6% and 89.8% for the six months ended June 30, 2016 and 2015, respectively.

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

We included restated consolidated financial statements for fiscal years 2014 and 2015 in Note 3. “Restatement of Previously Issued Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended December 31, 2016. The financial information that had been previously filed or otherwise reported for the three and six months ended June 30, 2015 and 2016 is superseded by the information in this report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

We implemented a two-for-one stock split on February 2, 2016. As a result, we retrospectively adjusted all share and per share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements to apply the effect of the stock split for all periods presented.

Results of Operations
Consolidated Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Gross written premium	$2,073,112	$1,678,388	$4,006,186	$3,409,524

Net written premium	$1,268,436	$1,008,721	$2,489,115	$2,051,910
Change in unearned premium	(86,684)	(39,751)	(233,081)	(133,563)
Net earned premium	1,181,752	968,970	2,256,034	1,918,347
Service and fee income (related parties - three months $21,608; $21,281 and six months $41,771; $38,685)	124,306	96,160	253,111	198,279
Net investment income	50,745	36,283	100,160	70,856
Net realized and unrealized gain (loss) on investments	15,099	(2,642)	23,074	13,011
Total revenues	1,371,902	1,098,771	2,632,379	2,200,493
Loss and loss adjustment expense	784,393	638,475	1,499,466	1,251,758
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $145,610; $129,222 and six months $284,001; $247,909)	294,477	246,172	566,945	478,953
Other	134,344	101,136	263,611	202,096
Total expenses	1,213,214	985,783	2,330,022	1,932,807
Income before other income (expense), provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	158,688	112,988	302,357	267,686
Other income (loss):
Interest expense (net of interest income - related party - three months $2,187; $2,211 and six months $4,375; $4,399)	(17,912)	(11,472)	(33,786)	(23,553)
Loss on extinguishment of debt	—	—	—	(4,714)
Net gain on investment in life settlement contracts net of profit commission	12,676	3,096	23,406	14,469
Foreign currency loss	(28,995)	(61,852)	(67,228)	(37,195)
Gain on acquisition	39,097	—	48,775	—
Total other (loss) income	4,866	(70,228)	(28,833)	(50,993)
Income before provision for income taxes, equity in earnings (loss) of unconsolidated subsidiaries and non-controlling interest	163,554	42,760	273,524	216,693
Provision for income taxes	23,807	(8,969)	42,767	27,524
Income before equity in earnings of unconsolidated subsidiaries	139,747	51,729	230,757	189,169
Equity in earnings of unconsolidated subsidiaries – related parties	4,802	4,042	10,578	9,571
Net income	144,549	55,771	241,335	198,740
Net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	(5,817)	(1,346)	(9,834)	(5,429)
Net income attributable to AmTrust Financial Services, Inc.	138,732	54,425	231,501	193,311
Dividends on preferred stock	(11,576)	(8,639)	(20,367)	(14,008)
Net income attributable to AmTrust common shareholders	$127,156	$45,786	$211,134	$179,303

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(16,956)	$(1,466)	$(16,956)	$(2,482)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(16,956)	(1,466)	(16,956)	(2,482)
Net realized gain (loss) on available for sale securities	33,391	(856)	38,663	15,813
Net unrealized gain on trading securities	(1,336)	(320)	1,367	(320)
Net realized investment gain (loss)	$15,099	$(2,642)	$23,074	$13,011

Key measures:
Net loss ratio	66.4%	65.9%	66.5%	65.3%
Net expense ratio	24.9%	25.4%	25.1%	24.5%
Net combined ratio	91.3%	91.3%	91.6%	89.8%

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

Service and Fee Income. Service and fee income increased $28.1 million, or 29.3%, to $124.3 million from $96.2 million for the three months ended June 30, 2016 and 2015, respectively. Approximately $21 million of the increase is attributable to acquisitions, primarily Warranty Solutions. Fees for product warranty registration and claims handling services increased by approximately $5 million. Fees for services provided to Maiden, NGHC and ACP Re were flat period over period.

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

Net Realized Gains/(Loss) on Investments. We had a net realized gain on investments of $15.1 million and a net realized loss on investments of $2.6 million for the three months ended June 30, 2016 and 2015, respectively. The increase related primarily to an increase in sales of securities in gain positions. Net realized gain/(loss) on investments were partially offset by a recognition of a loss of $0.3 million in 2016 compared to a gain of $1.4 million in 2015 on investments classified as trading securities. In addition, we had realized losses for other-than-temporary impairment of securities during the three months ended June 30, 2016 and 2015 of $17.0 million and $1.5 million, respectively.

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $48.3 million, or 19.6%, to $294.5 million for the three months ended June 30, 2016 from $246.2 million for the three months ended June 30, 2015. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended June 30, 2016 and 2015 was $146.9 million and $129.2 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium, partially offset by the retention of a larger percentage of our gross written premium. Our overall expense ratio decreased period over period as a percentage of earned premium, and was 24.9% and 25.4% during the three months ended June 30, 2016 and 2015, respectively. The decrease in the expense ratio primarily reflects higher earned premium growth with a minimal increase in underwriting expenses.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $45.7 million, or 40.4%, to $158.7 million for the three months ended June 30, 2016 from $113.0 million for the three months ended June 30, 2015. The $45.7 million increase resulted primarily from an increase in investment income and realized gains. Additionally, we benefited from an increase in earned premium and a consistent combined ratio.

Net Interest Expense. Net interest expense for the three months ended June 30, 2016 was $17.9 million, compared to $11.5 million for the same period in 2015. The majority of the increase related to additional interest expense incurred from the issuance of $285 million of subordinated notes in June and September 2015, and increased use of letters of credit.

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

Foreign Currency Gain (Loss). The foreign currency transaction loss was $29.0 million during the three months ended June 30, 2016 compared to a transaction loss of $61.9 million during the same period in 2015. The loss during the three months ended June 30, 2016 resulted from the weakening of the British pound sterling compared to the Euro, which negatively impacted our European insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of each reporting period.

Provision for Income Tax. Income tax provision for the three months ended June 30, 2016 was $23.8 million, which resulted in an effective tax rate of 14.6%, compared to an income tax benefit of $9.0 million, which resulted in an effective tax rate of (21.0)% for the three months ended June 30, 2015. We did not have any benefit from utilization of equalization reserves of our Luxembourg reinsurers in either period. The overall increase in the effective tax rate in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 resulted from a change in profitability by jurisdiction, an increase in unfavorable permanent adjustments, related primarily to deemed income inclusions on our U.S. federal income tax return from foreign operations, and the release of a valuation allowance on a deferred tax asset in the second quarter of 2016.

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

Service and Fee Income. Service and fee income increased $54.8 million, or 27.7%, to $253.1 million from $198.3 million for the six months ended June 30, 2016 and 2015, respectively. Approximately $45 million of the increase is attributable to acquisitions, primarily Warranty Solutions. Fees for services provided to Maiden, NGHC and ACP Re increased by approximately $3 million and fees for product warranty registration and claims handling services increased by $7 million.

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

Net Realized Gains/(Loss) on Investments. We had net realized gains on investments of $23.1 million and $13.0 million for the six months ended June 30, 2016 and 2015, respectively. The increase related primarily to an increase in sales of securities in gain positions. We had realized losses from other-than-temporary impairment of securities of $17.0 million and $2.5 million during the six months ended June 30, 2016 and 2015, respectively. Additionally, net realized gains included a recognition of a gain of $2.5 million in 2016 compared to a gain of $2.2 million in 2015 on investments classified as trading securities.

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $88.0 million, or 18.4%, to $566.9 million for the six months ended June 30, 2016 from $479.0 million for the six months ended June 30, 2015. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the six months ended June 30, 2016 and 2015 was $286.5 million and $247.9 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium, partially offset by the retention of a larger percentage of our gross written premium. Our overall expense ratio increased period over period as a percentage of earned premium, and was 25.1% and 24.5% during the six months ended June 30, 2016 and 2015, respectively. The increase was primarily due to higher policy acquisition expenses in our Small Commercial Business segment and higher salary expense in our Specialty Risk and Extended Warranty segment.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $34.7 million, or 13.0%, to $302.4 million for the six months ended June 30, 2016 from $267.7 million for the six months ended June 30, 2015. The $34.7 million increase resulted primarily from an increase in investment income and realized gains. Additionally, we benefited from an increase in earned premium, partially offset by a higher combined ratio.

Net Interest Expense. Net interest expense for the six months ended June 30, 2016 was $33.8 million, compared to $23.6 million for the same period in 2015. The majority of the increase related to additional interest expense incurred from the issuance of $285 million of subordinated notes in June and September 2015, which was approximately $10 million. Additionally, we incurred additional interest expense related to additional debt or assumed debt associated with the Republic acquisition, and an overall increase in use of letters of credit.

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

Foreign Currency Gain (Loss). The foreign currency transaction loss was $67.2 million during the six months ended June 30, 2016 compared to a transaction loss of $37.2 million during the same period in 2015, both of which resulted from fluctuations in exchange rates related to internal reinsurance transactions between our European insurance companies and our Bermuda reinsurance company.

Provision for Income Tax. Income tax provision for the six months ended June 30, 2016 was $42.8 million, which resulted in an effective tax rate of 15.6%, compared to an income tax benefit of $27.5 million, which resulted in an effective tax rate of 12.7% for the six months ended June 30, 2015. The overall increase in the effective tax rate in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 resulted from an increase in unfavorable permanent adjustments related to income inclusions on our U.S. federal income tax return from foreign operations and the release of a valuation allowance on a deferred tax asset in the second quarter of 2016.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries - related parties was $10.6 million and $9.6 million for the six months ended June 30, 2016 and 2015, respectively. Our earnings from our equity investment was stable period over period.

Small Commercial Business Segment Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Gross written premium	$1,060,558	$875,828	$2,126,690	$1,776,947

Net written premium	$601,638	$517,392	$1,226,166	$1,040,632
Change in unearned premium	(28,660)	(34,333)	(149,094)	(133,582)
Net earned premium	572,978	483,059	1,077,072	907,050

Loss and loss adjustment expense	(382,950)	(314,344)	(715,634)	(588,690)
Acquisition costs and other underwriting expenses	(150,149)	(129,217)	(283,681)	(239,287)
	(533,099)	(443,561)	(999,315)	(827,977)
Underwriting income	$39,879	$39,498	$77,757	$79,073

Key measures:
Net loss ratio	66.8%	65.1%	66.4%	64.9%
Net expense ratio	26.2%	26.7%	26.4%	26.4%
Net combined ratio	93.0%	91.8%	92.8%	91.3%

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $20.9 million, or 16.2%, to $150.1 million for the three months ended June 30, 2016 from $129.2 million for the three months ended June 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $73.8 million and $67.2 million earned during the three months ended June 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.2% and 26.7% for the three months ended June 30, 2016 and 2015, respectively. The decrease in the expense ratio primarily reflects higher earned premium growth with a minimal increase in underwriting expenses.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio decreased $0.4 million, or 1.0%, to $39.9 million for the three months ended June 30, 2016 from $39.5 million for the three months ended June 30, 2015. The decrease resulted primarily from an increase in the combined ratio partially offset by a higher earned premium during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $44.4 million, or 18.6%, to $283.7 million for the six months ended June 30, 2016 from $239.3 million for the six months ended June 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $142.6 million and $124.3 million earned during the six months ended June 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.4% for both the six months ended June 30, 2016 and 2015, respectively.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio decreased $1.3 million, or 1.7%, to $77.8 million for the six months ended June 30, 2016 from $79.1 million for the six months ended June 30, 2015. The decrease resulted primarily from an increase in the combined ratio, partially offset by an increase to earned premium during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Gross written premium	$651,561	$479,863	$1,181,007	$950,733

Net written premium	$447,061	$306,784	$784,894	$594,473
Change in unearned premium	(89,177)	(22,816)	(105,169)	18,626
Net earned premium	357,884	283,968	679,725	613,099

Loss and loss adjustment expense	(231,328)	(185,345)	(442,264)	(393,985)
Acquisition costs and other underwriting expenses	(78,773)	(58,442)	(151,624)	(129,254)
	(310,101)	(243,787)	(593,888)	(523,239)
Underwriting income	$47,783	$40,181	$85,837	$89,860

Key measures:
Net loss ratio	64.6%	65.3%	65.1%	64.3%
Net expense ratio	22.0%	20.6%	22.3%	21.0%
Net combined ratio	86.6%	85.9%	87.4%	85.3%

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $20.3 million, or 34.8%, to $78.8 million for the three months ended June 30, 2016 from $58.4 million for the three months ended June 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $38.8 million and $31.8 million earned during the three months ended June 30, 2016 and 2015, respectively. The ceding commission was consistent period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 22.0% for the three months ended June 30, 2016 from 20.6% for the three months ended June 30, 2015. The increase in the expense ratio resulted from increases in salary expense.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $7.6 million, or 18.9%, to $47.8 million for the three months ended June 30, 2016 from $40.2 million for the three months ended June 30, 2015. The increase was attributable to an increase in the segment's earned premium partially offset by an increase in the segment’s combined ratio during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $22.4 million, or 17.3%, to $151.6 million for the six months ended June 30, 2016 from $129.3 million for the six months ended June 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $75.3 million and $67.7 million earned during the six months ended June 30, 2016 and 2015, respectively. The ceding commission was consistent period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 22.3% for the six months ended June 30, 2016 from 21.0% for the six months ended June 30, 2015. The increase in the expense ratio resulted from increases in salary expense.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio decreased $4.0 million, or 4.5%, to $85.8 million for the six months ended June 30, 2016 from $89.9 million for the six months ended June 30, 2015. The decrease was attributable to an increase in the segment's combined ratio, partially offset by an increase in the segment’s earned premium during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Specialty Program Segment Results of Operations for The Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Gross written premium	$360,993	$322,697	$698,489	$681,844

Net written premium	$219,737	$184,545	$478,055	$416,805
Change in unearned premium	31,153	17,398	21,182	(18,607)
Net earned premium	250,890	201,943	499,237	398,198

Loss and loss adjustment expense	(170,115)	(138,786)	(341,568)	(269,083)
Acquisition costs and other underwriting expenses	(65,555)	(58,513)	(131,640)	(110,412)
	(235,670)	(197,299)	(473,208)	(379,495)
Underwriting income	$15,220	$4,644	$26,029	$18,703

Key measures:
Net loss ratio	67.8%	68.7%	68.4%	67.6%
Net expense ratio	26.1%	29.0%	26.4%	27.7%
Net combined ratio	93.9%	97.7%	94.8%	95.3%

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $7.0 million, or 12.0%, to $65.6 million for the three months ended June 30, 2016 from $58.5 million for the same period in 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $34.3 million and $30.7 million earned during the three months ended June 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its proportionate share of our overall policy acquisition expense. The expense ratio was 26.1% for the three months ended June 30, 2016 compared to 29.0% for the three months ended June 30, 2015. The decrease in the expense ratio during the three months ended June 30, 2016 related to the issuance of a higher percentage of workers' compensation policies, which have lower policy acquisition costs than other types of business in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $10.6 million, or 228%, to $15.2 million for the three months ended June 30, 2016 from $4.6 million for the three months ended June 30, 2015. The increase resulted from higher earned premium and a significant decrease in the combined ratio in 2016 compared to 2015.

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $21.2 million, or 19.2%, to $131.6 million for the six months ended June 30, 2016 from $110.4 million for the same period in 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $68.5 million and $57.6 million earned during the six months ended June 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.4% for the six months ended June 30, 2016 compared to 27.7% for the six months ended June 30, 2015. The decrease in the expense ratio during the six months ended June 30, 2016 related to the issuance of a higher percentage of workers' compensation policies, which have lower policy acquisition costs than other types of business in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $7.3 million, or 39.2%, to $26.0 million for the six months ended June 30, 2016 from $18.7 million for the six months ended June 30, 2015 due to an increase in earned premium, and a decrease in the combined ratio in 2016 compared to 2015.

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

The following table is summary of our statement of cash flows:

	Six Months Ended June 30,
	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)
Cash and cash equivalents provided by (used in):
Operating activities	$648,749	$195,437
Investing activities	(834,173)	(688,148)
Financing activities	329,667	484,140

Net cash provided by operating activities for the six months ended June 30, 2016 increased compared to cash provided by operating activities in the six months ended June 30, 2015. The increase in cash provided from operations resulted primarily from an increase in premiums and note receivables, reinsurance premium payable, loss and loss expense reserves and unearned premiums in 2016 compared to 2015.

Net cash used in investing activities was approximately $834.2 million during the six months ended June 30, 2016 and consisted primarily of approximately $401 million for the net purchase of fixed maturity securities, equity securities and short-term investments, approximately $211 million for an increase in restricted cash, approximately $119 million for acquisitions, and approximately $84 million for capital expenditures. Net cash used in investing activities was $688 million for the six months ended June 30, 2015 and consisted primarily of approximately $548 million for the net purchase of fixed maturity securities, equity securities, and short-term investments, approximately $63 million for an increase in restricted cash, approximately $121 million for acquisitions and approximately $47 million for capital expenditures, partially offset by the net proceeds of approximately $81 million received from the maturity of life settlement contracts.

Net cash provided by financing activities was approximately $330 million for the six months ended June 30, 2016 compared to approximately $484 million net cash provided by financing activities during the six months ended June 30, 2015. In 2016, we issued preferred stock for approximately $139 million, entered into secured loans of approximately $39 million and entered into repurchase transactions of approximately $367 million, which was partially offset by common and preferred stock dividends paid of approximately $73 million, and approximately $104 million to repurchase shares of our stock. In 2015, we issued preferred stock for approximately $177 million, common stock for approximately $172 million, issued $150 million in subordinated notes, entered into a repurchase agreements for approximately $49 million and utilized approximately $65 million of our revolving credit facility, which was partially offset by common and preferred stock dividends paid of approximately $54 million, and payment of approximately $54 million to settle conversions of our 2021 Notes.

Other Material Changes in Financial Position

(Amounts in thousands)	June 30, 2016	December 31, 2015
Selected Assets:
Fixed maturities, available-for-sale	$6,838,968	$5,433,797
Premium receivable, net (As restated)	2,708,311	2,235,953
Reinsurance recoverable	3,856,087	3,007,377

Selected Liabilities:
Loss and loss adjustment expense reserve	9,097,408	7,208,367
Unearned premium (As restated)	4,819,255	4,014,387
Debt	1,229,599	993,067

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

For a detailed description of our Series A Preferred Stock and Series B, C and D Preferred Stock represented by depositary shares, refer to Note 20. “Stockholder’s Equity” in Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K. For a detailed description related to our Series E Preferred Stock represented by depositary shares, refer to Note 16. “Stockholder’s Equity and Accumulated Other Comprehensive Income (Loss)” to the accompanying financial statements included elsewhere in this report.

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

6.125% Notes due 2023

We have outstanding $250 million aggregate principal amount of our 6.125% notes due 2023 ("2023 Notes"), with a carrying value of approximately $248 million, that bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The interest rate will increase by 0.50% per year if our consolidated leverage ratio exceeds 30% and will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. As of June 30, 2016, the consolidated leverage ratio was less than 30%. Interest expense recognized on the 2023 Notes was approximately $7.8 million for both the six months ended June 30, 2016 and 2015, respectively. For further information on the 2023 Notes, including restrictive covenants and events of default, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

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

2035-2037 Notes

We have outstanding $124 million aggregate principal amount of four junior subordinated debenture notes ("2035-2037 Notes"). These debenture notes, maturing between 2035 and 2037, were issued by us using the proceeds from issuing trust preferred securities in connection with establishing four special purpose trusts. The debentures require interest-only payments to be made on a quarterly basis, with principal due at maturity. The debentures contain covenants that restrict declaration of dividends on our common stock under certain circumstances, including default of payment. We recognized interest expense, including amortization of deferred origination costs, of approximately $3.1 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively. For further information on the 2035-2037 Notes, see Note 8. "Debt" in the audited consolidated financial statements included elsewhere in this report.

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

Cash and Investment Portfolio

Cash, which consists of cash, cash equivalents and restricted cash and cash equivalents, along with our investment portfolio, which consists of fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments and equity investments, increased $1,790 million, or 25.7%, to $8.8 billion for the six months ended June 30, 2016 from $7.0 billion as of December 31, 2015. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the six months ended June 30, 2016 compared to December 31, 2015 was primarily attributable to the acquisition of ARI, Genworth, Nationale Borg and Republic, as well as the utilization of excess cash from our equity offering during the fourth quarter of 2015. Our fixed maturity securities, including fixed maturity securities pledged to support our repurchase agreement, had a fair value of $6.8 billion and an amortized cost of $6.6 billion as of June 30, 2016. Our equity securities, including both available-for-sale and trading equity securities, had a fair value of $188.7 million with a cost of $180.8 million as of June 30, 2016.

Our cash and investment portfolio, exclusive of life settlement contracts, equity investment in unconsolidated related party subsidiaries, and other investments is summarized in the table below by type of investment:

	June 30, 2016		December 31, 2015
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash (As restated)	$1,719,530	19.6%	$1,384,615	19.8%
Short-term investments (As restated)	9,868	0.1	17,171	0.3
U.S. treasury securities	277,324	3.2	70,759	1.0
U.S. government agencies	9,748	0.1	45,558	0.7
Municipals	878,185	10.0	540,426	7.8
Foreign government	130,281	1.5	113,745	1.6
Commercial mortgage back securities	191,087	2.2	151,318	2.2
Residential mortgage backed securities:
Agency backed	1,155,030	13.2	974,838	14.0
Non-agency backed	53,151	0.6	120,229	1.7
Collateralized loan / debt obligations	361,074	4.1	226,094	3.2
Asset-backed securities	25,643	0.3	31,837	0.5
Corporate bonds	3,757,445	43.0	3,158,993	45.3
Preferred stocks	3,596	—	4,989	0.1
Common stocks	185,131	2.1	126,779	1.8
	$8,757,093	100.0%	$6,967,351	100.0%

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

Item 4. Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016,  due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that we determined were also present as of June 30, 2015, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As a result of the control deficiencies identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we restated our unaudited quarterly financial information for the fiscal quarters ended June 30, 2016 and 2015. During the fiscal quarter ended June 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2016).

3.2
Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on May 19, 2016).

10.1
Amending Agreement, dated April 14, 2016, related to the £300,000,000 Facility Agreement, dated November 24, 2015, among AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited and AmTrust Corporate Member Two Limited, AmTrust International Insurance, Ltd., the Company and ING Bank N.V. London Branch, and The Bank of Nova Scotia, London Branch (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2016).

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

10.6
Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Agreement, effective September 30, 2015, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2016).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2016 (filed herewith).

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2016 (filed herewith).

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2016 (furnished herewith).

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2016 (furnished herewith).

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 (as restated); (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 (as restated); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (as restated); (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (as restated); and (v) the Notes to Unaudited Consolidated Financial Statements.

* Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Company may be participants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	June 30, 2017	/s/ Barry D. Zyskind
Barry D. Zyskind
Chairman, President and Chief Executive Officer

/s/ Adam Karkowsky
Adam Karkowsky
Chief Financial Officer