Form 10-Q/A
period 2016-09-30
Amtrust Financial Services, Inc.
filed 2017-06-30
CIK 1365555

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act..  (Check one):

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

Accordingly, within this report, we have included restated unaudited quarterly financial statements for the third quarter of 2015 and 2016, which we refer to as the “Restatement.” Our restated consolidated financial statements as of and for the years ended December 31, 2015 and 2014 were included in our Annual Report on Form 10-K for the year ended December 31, 2016.

This Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 previously filed on November 14, 2016 (the “Original Filing”). We are filing this Form 10-Q/A to restate our unaudited consolidated financial statements, financial data and related disclosures as of and for the three-month and nine-month periods ended September 30, 2016 and 2015 to give effect to the Restatement. In Note 2. “Restatement of Previously Issued Consolidated Financial Statements,” we have included information regarding the Restatement and specific changes to our previously issued unaudited quarterly financial statements, including details of the adjustments to the previously issued unaudited quarterly financial statements as a result of the Restatement.

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

The impact of the Restatement on the Consolidated Statements of Income primarily resulted in decreased service and fee income, increased acquisition costs and other underwriting expenses, increased other expense, increased interest expense (three and nine months ended September 30, 2016), decreased interest expense (three and nine months ended September 30, 2015), increased foreign currency loss (three and nine months ended September 30, 2016), increased foreign currency gain (three months ended September 30, 2016), decreased foreign currency gain (nine months ended September 30, 2015), which ultimately resulted in decreases to net income in both the nine months ended September 30, 2016 and 2015. The impact of the Restatement on the Consolidated Balance Sheets primarily resulted in an increase of premiums receivables, a decrease to other assets in 2016 and an increase to other assets in 2015, a reduction of deferred policy acquisition costs and property plant and equipment, an increase in accrued expenses and other liabilities, and a decrease in stockholders’ equity. The impact of the Restatement on the Consolidated Statements of Cash Flows resulted in an increase of net cash provided by operating activities in the nine months ended September 30, 2016 and 2015, an increase of net cash used in investing activities in the nine months ended September 30, 2016, a decrease of net cash used in investing activities in the nine months ended September 30, 2015, and a decrease in net cash provided by financing activities in the nine months ended September 30, 2016 and 2015.

This Form 10-Q/A amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Filing and no other information included in the Original Filing is amended hereby. Generally, no attempt has been made in this Form 10-Q/A to modify or update the foregoing items, except as required to reflect the effects of the Restatement. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing.

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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheets (unaudited)
(In thousands, except par value)

	September 30, 2016	December 31, 2015
ASSETS	(As restated)	(As restated)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $6,800,294; $5,482,042)	$7,043,815	$5,433,797
Equity securities, available-for-sale, at fair value (cost $160,011; $109,346)	165,743	104,497
Equity securities, trading, at fair value (cost $34,091; $26,937)	34,439	27,271
Short-term investments	8,500	17,171
Equity investment in unconsolidated subsidiaries – related party	153,040	138,023
Other investments (related party $67,077; $64,869)	125,201	106,176
Total investments	7,530,738	5,826,935
Cash and cash equivalents	1,133,345	1,003,916
Restricted cash and cash equivalents	557,159	380,699
Accrued interest and dividends	52,569	51,487
Premiums receivable, net	2,560,239	2,235,953
Reinsurance recoverable (related party $2,376,739; $1,963,140)	4,040,073	3,007,377
Prepaid reinsurance premium (related party $1,196,420; $1,066,961)	2,018,372	1,531,866
Other assets (related party $177,352; $189,223; recorded at fair value $332,085; $264,001)	1,338,684	1,477,006
Deferred policy acquisition costs	922,929	693,639
Property and equipment, net	325,121	257,128
Goodwill	654,861	432,700
Intangible assets	429,700	367,345
	$21,563,790	$17,266,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$9,427,770	$7,208,367
Unearned premiums	4,900,926	4,014,387
Ceded reinsurance premiums payable (related party $734,103; $379,988)	932,199	651,051
Accrued expenses and other liabilities (related party $167,975; $167,975; recorded at fair value $101,095; $139,861)	1,586,029	1,497,772
Debt (net of debt issuance cost of $16,252, $16,902)	1,235,316	993,067
Total liabilities	18,082,240	14,364,644
Commitments and contingencies
Redeemable non-controlling interest	1,187	1,172
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 196,455 issued in 2016 and 2015, respectively; 170,427 and 175,915 outstanding in 2016 and 2015, respectively	1,965	1,964
Preferred stock, $0.01 par value; 10,000 shares authorized; 5,399 and 4,968 issued and outstanding; $913,750 and $482,500 aggregated liquidation preference in 2016 and 2015, respectively.	913,750	482,500
Additional paid-in capital	1,376,463	1,383,492
Treasury stock at cost; 26,028 and 20,540 shares in 2016 and 2015, respectively	(311,328)	(162,867)
Accumulated other comprehensive loss, net of tax	(46,478)	(133,392)
Retained earnings	1,362,727	1,152,083
Total AmTrust Financial Services, Inc. equity	3,297,099	2,723,780
Non-controlling interest	183,264	176,455
Total stockholders’ equity	3,480,363	2,900,235
	$21,563,790	$17,266,051

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(As restated)	(As restated)	(As restated)	(As restated)
Revenues:
Premium income:
Net written premium	$1,216,050	$1,142,983	$3,705,165	$3,194,893
Change in unearned premium	(19,814)	(97,575)	(252,895)	(231,138)
Net earned premium	1,196,236	1,045,408	3,452,270	2,963,755
Service and fee income (related parties - three months $19,367; $19,250 and nine months $61,137; $57,935)	133,857	112,923	386,968	311,202
Net investment income	59,919	40,425	160,079	111,281
Net realized gain on investments	8,230	17,682	31,304	30,693
Total revenues	1,398,242	1,216,438	4,030,621	3,416,931
Expenses:
Loss and loss adjustment expense	811,048	709,604	2,310,514	1,961,362
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $158,216; $138,036 and nine months $440,561; $385,945)	303,992	260,722	870,937	739,675
Other	139,251	120,274	402,862	322,370
Total expenses	1,254,291	1,090,600	3,584,313	3,023,407
Income before other income (expense), provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	143,951	125,838	446,308	393,524
Other income (loss):
Interest expense (net of interest income - related party - three months $2,061; $2,115 and nine months $6,436; $6,514)	(22,124)	(14,688)	(55,910)	(38,241)
Loss on extinguishment of debt	—	(557)	—	(5,271)
Gain on investment in life settlement contracts net of profit commission	5,485	4,616	28,891	19,085
Foreign currency (loss) gain	(10,880)	51,000	(78,108)	13,805
Gain on acquisition	—	5,826	48,775	5,826
Total other income (loss)	(27,519)	46,197	(56,352)	(4,796)
Income before provision (benefit) for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	116,432	172,035	389,956	388,728
Provision (benefit) for income taxes	23,185	(10,847)	65,952	16,678
Income before equity in earnings of unconsolidated subsidiaries	93,247	182,882	324,004	372,050
Equity in earnings of unconsolidated subsidiaries – related parties	1,954	13,477	12,532	23,048
Net income	$95,201	$196,359	$336,536	$395,098
Net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	(2,975)	(1,511)	(12,809)	(6,940)
Net income attributable to AmTrust Financial Services, Inc.	$92,226	$194,848	$323,727	$388,158
Dividends on preferred stock	(11,576)	(8,789)	(31,943)	(22,797)
Net income attributable to AmTrust common stockholders	$80,650	$186,059	$291,784	$365,361
Earnings per common share:
Basic earnings per share	$0.47	$1.12	$1.68	$2.22
Diluted earnings per share	$0.47	$1.10	$1.67	$2.18
Dividends declared per common share	$0.17	$0.15	$0.47	$0.40
Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(9,461)	$(7,636)	$(26,417)	$(10,118)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(9,461)	(7,636)	(26,417)	(10,118)
Net realized gain on available for sale securities	14,380	16,049	53,106	29,306
Net unrealized gain on trading securities and other investments	3,311	9,269	4,615	11,505
Net realized investment gain	$8,230	$17,682	$31,304	$30,693
See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(As restated)	(As restated)	(As restated)	(As restated)
Net income	$95,201	$196,359	$336,536	$395,098
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(30,145)	(24,022)	(110,148)	(50,884)
Change in fair value of interest rate swap	253	107	540	297
Unrealized gain (loss) on securities:
Gross unrealized holding gain (loss)	23,741	(25,481)	328,409	(105,644)
Tax expense (benefit) arising during period	7,118	(8,918)	113,890	(36,975)
Net unrealized holding gain (loss)	16,623	(16,563)	214,519	(68,669)
Reclassification adjustments for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	5,989	1,088	16,526	1,088
Other net realized (gain) loss on investments	(9,388)	751	(34,519)	(454)
Reclassification adjustments for investment gain (loss) included in net income:	(3,399)	1,839	(17,993)	634
Other comprehensive income (loss), net of tax	$(16,668)	$(38,639)	$86,918	$(118,622)
Comprehensive income	78,533	157,720	423,454	276,476
Less: Comprehensive income attributable to non-controlling interest and redeemable non-controlling interest	2,975	1,511	12,809	6,940
Comprehensive income attributable to AmTrust Financial Services, Inc.	$75,558	$156,209	$410,645	$269,536

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(As restated)	(As restated)
Cash flows from operating activities:
Net income	$336,536	$395,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,314	64,289
Net amortization of bond premium or discount	21,983	11,845
Equity earnings on investment in unconsolidated subsidiaries	(12,532)	(23,048)
Gain on investment in life settlement contracts, net	(28,891)	(19,085)
Net realized gain on investments	(57,721)	(40,811)
Non-cash write-down of investments	26,417	10,118
Discount on notes payable	4,420	4,226
Stock based compensation	17,433	16,678
Loss on extinguishment of debt	—	5,271
Bad debt expense	15,199	13,943
Foreign currency loss (gain)	78,108	(13,805)
Gain on acquisition	(48,775)	(5,826)
Changes in assets - (increase) decrease:
Premiums and note receivables	(299,778)	(572,725)
Reinsurance recoverable	(363,087)	(510,302)
Deferred policy acquisition costs	(229,289)	(78,766)
Prepaid reinsurance premiums	(486,506)	(304,361)
Other assets	307,499	(433,865)
Changes in liabilities - increase (decrease):
Ceded reinsurance premium payable	316,497	138,192
Loss and loss adjustment expense reserve	1,189,411	999,371
Unearned premiums	513,482	493,167
Funds held under reinsurance treaties	(7,487)	20,685
Accrued expenses and other current liabilities	(509,573)	414,548
Net cash provided by operating activities	880,660	584,837
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,839,005)	(1,671,330)
Purchases of equity securities, available-for-sale	(129,716)	(32,898)
Purchase of equity securities, trading	(150,654)	(154,524)
Purchase of other investments	(15,391)	(66,196)
Sales of fixed maturities, available-for-sale	1,537,296	968,173
Sales of equity securities, available-for-sale	110,895	18,639
Sales of equity securities, trading	155,502	161,723
Sales of other investments	3,371	2,960
Net (sale) purchase of short term investments	(125,907)	57,103
Net (purchase) of securities sold but not purchased	(14,848)	—
Acquisition of life settlement contracts	(15,880)	—
Receipt of life settlement contract proceeds	38,247	86,033
Acquisition of subsidiaries, net of cash obtained	(139,038)	(219,568)
Change in restricted cash and cash equivalents	(176,428)	(70,846)
Purchase of property and equipment	(111,708)	(103,682)
Net cash used in investing activities	(873,264)	(1,024,413)

Cash flows from financing activities:
Revolving credit facility borrowings	—	430,000
Revolving credit facility payments	—	(420,000)
Secured loan borrowings	45,809	10,250
Secured loan agreements payments	(5,372)	(5,234)
Convertible senior notes settlement	(10)	(62,079)
Subordinated notes due 2055 proceeds	—	285,000
Financing fees	—	(9,451)
Common stock issuance	276	171,672
Common stock repurchase	(152,395)	—
Preferred stock issuance	417,264	176,529
Contingent consideration payments	(34,839)	(21,135)
Non-controlling interest capital distributions from consolidated subsidiaries, net	(5,984)	14,451
Stock option exercise and other	(6,819)	(219)
Dividends distributed on common stock	(78,501)	(60,498)
Dividends distributed on preferred stock	(31,943)	(22,797)
Net cash provided by financing activities	147,486	486,489
Effect of exchange rate changes on cash	(25,453)	(8,221)
Net increase in cash and cash equivalents	129,429	38,692
Cash and cash equivalents, beginning of the period	1,003,916	880,899
Cash and cash equivalents, end of the period	$1,133,345	$919,591
Supplemental Cash Flow Information
Income tax payments	$24,565	$231,684
Interest payments on debt	$46,133	$31,573
Declared dividends on common stock	$81,167	$66,121

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

2. Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation, review and audit of the Company's consolidated financial statements required to be included in the Annual Report on Form 10-K for the year ended December 31, 2016, management identified certain errors in the Company's historical financial statements. As a result, the Company concluded that its previously issued consolidated financial statements for fiscal years 2015 and 2014, along with each of the four quarters included in fiscal year 2015, as well as the first three quarters of fiscal year 2016, needed to be restated. The Company's restated consolidated financial statements as of and for the years ended December 31, 2015 and 2014 were included in its Annual Report on Form 10-K for the year ended December 31, 2016. Within this report, the Company has included restated unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015, respectively. This Note 2 to the unaudited interim consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the three and nine months ended September 30, 2016 and 2015, respectively.

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

(5)
Capitalized software – The Company capitalized certain internally developed software costs that did not meet criteria for capitalization under ASC 350, Intangibles - Goodwill and Other. This error resulted overall in an over-capitalization of certain software expenses, which resulted in an understatement of expenses for the three and nine months ended September 30, 2016 and an overstatement of expenses for the three and nine months ended September 30, 2015.

(6)
Imputed interest – The Company corrected an error related to imputed interest on contingent consideration owed as a result of certain business acquisitions, which resulted in an overstatement of interest expense during the three and nine months ended September 30, 2016 and an understatement of interest expense during the three and nine months ended September 30 2015.

(7)
Intercompany eliminations – The Company corrected an error related to internal brokerage commissions paid from one of its subsidiaries to another subsidiary, which should have been eliminated in consolidation, thereby causing an overstatement of commission income in the three and nine months ended September 30, 2015.

(8)
Other items – The Company corrected other errors that impacted the three and nine months ended September 30, 2016 and 2015 interim consolidated financial statements, including unaccrued liabilities, uncollectible other receivables, accrued commissions, unrecognized amortization expense, unrealized losses on investments and proper quarter end cut-off related to premiums and claims.

(9)
Balance sheet items – The Company historically recorded certain receivables (premium and other) net of commissions. The error was corrected and the Company now records the receivables on a gross basis, with the associated commission payable in other accrued expenses and liabilities. In addition, the Company corrected a classification error involving short term investments and cash and cash equivalents as of September 30, 2016 and 2015, respectively.

The following summarizes the impact of the Restatement on our previously reported unaudited interim Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015:

	Consolidated Balance Sheet
	September 30, 2016
ASSETS	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $6,800,294)	$7,043,815	$—	$7,043,815
Equity securities, available-for-sale, at fair value (cost $160,011)	165,743	—	165,743
Equity securities, trading, at fair value (cost $34,091)	34,439	—	34,439
Short-term investments	49,008	(40,508)	8,500	8, 9
Equity investment in unconsolidated subsidiaries – related parties	153,040	—	153,040
Other investments (related party $67,077)	125,201	—	125,201	8
Total investments	7,571,246	(40,508)	7,530,738
Cash and cash equivalents	1,092,837	40,508	1,133,345	8, 9
Restricted cash and cash equivalents	557,159	—	557,159
Accrued interest and dividends	52,569	—	52,569
Premiums receivable, net	2,405,638	154,601	2,560,239	8, 9
Reinsurance recoverable (related party $2,376,739)	4,040,073	—	4,040,073	8
Prepaid reinsurance premiums (related party $1,196,420)	2,018,372	—	2,018,372
Other assets (related party $177,352; recorded at fair value $332,085)	1,393,379	(54,695)	1,338,684	1 – 9
Deferred policy acquisition costs	964,642	(41,713)	922,929	3
Property and equipment, net	339,063	(13,942)	325,121	5, 8, 9
Goodwill	654,861	—	654,861
Intangible assets	429,700	—	429,700
	$21,519,539	$44,251	$21,563,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$9,427,770	$—	$9,427,770
Unearned premiums	4,900,926	—	4,900,926
Ceded reinsurance premiums payable (related party $734,103)	932,199	—	932,199
Accrued expenses and other liabilities (related party $167,975; recorded at fair value $101,095)	1,317,387	268,642	1,586,029	1, 2, 6, 8, 9
Debt (net of debt issuance cost of $16,252)	1,235,316	—	1,235,316
Total liabilities	17,813,598	268,642	18,082,240
Commitments and contingencies
Redeemable non-controlling interest	1,187	—	1,187
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized, 196,455 issued; 170,427 outstanding	1,965	—	1,965
Preferred stock, $0.01 par value; 10,000 shares authorized, 5,399 issued and outstanding; aggregated liquidation preference $913,750	913,750	—	913,750
Additional paid-in capital	1,376,463	—	1,376,463
Treasury stock at cost; 26,028 shares	(311,328)	—	(311,328)
Accumulated other comprehensive loss, net of tax	(51,024)	4,546	(46,478)	4
Retained earnings	1,591,664	(228,937)	1,362,727	1 – 8
Total AmTrust Financial Services, Inc. equity	3,521,490	(224,391)	3,297,099
Non-controlling interest	183,264	—	183,264
Total stockholders’ equity	3,704,754	(224,391)	3,480,363
	$21,519,539	$44,251	$21,563,790

	Consolidated Statements of Income
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	Reference
	(in thousands, except per share)
Revenues:
Premium income:
Net written premium	$1,216,050	$—	$1,216,050	$3,705,165	$—	$3,705,165
Change in unearned premium	(19,814)	—	(19,814)	(252,895)	—	(252,895)
Net earned premium	1,196,236	—	1,196,236	3,452,270	—	3,452,270
Service and fee income (related parties - three months $19,367; and nine months $61,137)	146,611	(12,754)	133,857	429,082	(42,114)	386,968	1, 8
Net investment income	59,919	—	59,919	160,079	—	160,079
Net realized gain on investments	8,230	—	8,230	31,304	—	31,304
Total revenues	1,410,996	(12,754)	1,398,242	4,072,735	(42,114)	4,030,621
Expenses:
Loss and loss adjustment expense	811,048	—	811,048	2,310,514	—	2,310,514
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $158,216; and nine months $440,561)	283,958	20,034	303,992	847,395	23,542	870,937	2, 3, 5, 8
Other	137,542	1,709	139,251	398,698	4,164	402,862	1, 5, 7, 8
Total expenses	1,232,548	21,743	1,254,291	3,556,607	27,706	3,584,313
Income before other (expense) income, provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	178,448	(34,497)	143,951	516,128	(69,820)	446,308
Other (expenses) income:
Interest expense (net of interest income - related party - three months $2,061 and nine months $6,436)	(23,950)	1,826	(22,124)	(61,388)	5,478	(55,910)	6
Gain on investment in life settlement contracts net of profit commission	5,485	—	5,485	28,891	—	28,891
Foreign currency loss	(8,320)	(2,560)	(10,880)	(70,428)	(7,680)	(78,108)	4, 8
Gain on acquisition	—	—	—	48,775	—	48,775
Total other expenses	(26,785)	(734)	(27,519)	(54,150)	(2,202)	(56,352)
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	151,663	(35,231)	116,432	461,978	(72,022)	389,956
Provision for income taxes	35,516	(12,331)	23,185	91,160	(25,208)	65,952	1 – 8
Income before equity in earnings of unconsolidated subsidiaries	116,147	(22,900)	93,247	370,818	(46,815)	324,004
Equity in earnings of unconsolidated subsidiary – related parties	1,954	—	1,954	12,533	—	12,532
Net income	$118,101	$(22,900)	$95,201	$383,351	$(46,815)	$336,536
Net income attributable to non-controlling interests and redeemable non-controlling interests of subsidiaries	(2,975)	—	(2,975)	(12,809)	—	(12,809)
Net income attributable to AmTrust Financial Services, Inc.	$115,126	$(22,900)	$92,226	$370,542	$(46,815)	$323,727
Dividends on preferred stock	(11,576)	—	(11,576)	(31,943)	—	(31,943)
Net income attributable to AmTrust common stockholders	$103,550	$(22,900)	$80,650	$338,599	$(46,815)	$291,784
Earnings per common share:
Basic earnings per share	$0.61	$(0.14)	$0.47	$1.96	$(0.28)	$1.68
Diluted earnings per share	$0.60	$(0.13)	$0.47	$1.93	$(0.26)	$1.67
Dividends declared per common share	$0.17	$—	$0.17	$0.47	$—	$0.47

	Consolidated Statements of Comprehensive Income
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated	Reference
	(in thousands, except per share)
Net income	$118,101	$(22,900)	$95,201	$383,351	$(46,815)	$336,536
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(89,218)	59,073	(30,145)	(173,883)	63,735	(110,148)	4
Change in fair value of interest rate swap	253	—	253	540	—	540
Unrealized gain on securities:
Gross unrealized holding gain	31,529	(7,788)	23,741	331,761	(3,352)	328,409	8
Less: tax (benefit) expense	(41,602)	48,720	7,118	61,187	52,703	113,890	8
Net unrealized holding gain	73,131	(56,508)	16,623	270,574	(56,055)	214,519
Reclassification adjustment for investment loss included in net income, net of tax:
Other-than-temporary impairment loss	5,989	—	5,989	16,526	—	16,526
Other net realized loss on investments	(9,388)	—	(9,388)	(34,519)	—	(34,519)
Reclassification adjustment for investment loss included in net income	(3,399)	—	(3,399)	(17,993)	—	(17,993)
Other comprehensive (loss) income, net of tax	$(19,233)	$2,565	$(16,668)	$79,238	$7,680	$86,918
Comprehensive income	98,868	(20,335)	78,533	462,589	(39,135)	423,454
Less: Comprehensive income attributable to non-controlling and redeemable non-controlling interest	2,975	—	2,975	12,809	—	12,809
Comprehensive income attributable to AmTrust Financial Services, Inc.	$95,893	$(20,335)	$75,558	$449,780	$(39,135)	$410,645

	Consolidated Statement of Stockholders' Equity
	As of September 30, 2016
	As previously reported	Adjustments	As Restated	Reference
	(in thousands)
Common stock	$1,965	$—	$1,965
Preferred stock	913,750	—	913,750
Additional paid-in capital	1,376,463	—	1,376,463
Treasury stock	(311,328)	—	(311,328)
Accumulated other comprehensive loss	(51,024)	4,546	(46,478)	4
Retained earnings	1,591,664	(228,937)	1,362,727	1 – 8
	$3,521,490	$(224,391)	$3,297,099

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2016
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Cash flows from operating activities:
Net income	$383,351	$(46,815)	$336,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,779	7,535	97,314	5
Net amortization of bond premium or discount	21,983	—	21,983
Equity earnings on investment in unconsolidated subsidiaries	(12,532)	—	(12,532)
Gain on investment in life settlement contracts, net	(28,891)	—	(28,891)
Net realized gain on investments	(57,721)	—	(57,721)
Non-cash write-down of investments	26,417	—	26,417
Discount on notes payable	4,420	—	4,420
Stock based compensation	17,433	—	17,433
Bad debt expense	15,199	—	15,199
Foreign currency loss	70,428	7,680	78,108	4
Gain on acquisition	(48,775)	—	(48,775)
Changes in assets – (increase) decrease:
Premiums receivable	(265,477)	(34,301)	(299,778)	8, 9
Reinsurance recoverable	(361,794)	(1,293)	(363,087)	8
Deferred policy acquisition costs	(260,399)	31,110	(229,289)	3
Prepaid reinsurance premiums	(486,506)	—	(486,506)
Other assets	177,545	129,954	307,499	1 – 9
Changes in liabilities – increase (decrease):
Ceded reinsurance premium payable	316,497	—	316,497
Loss and loss expense adjustment reserves	1,189,411	—	1,189,411
Unearned premiums	513,141	341	513,482	8
Funds held under reinsurance treaties	(7,487)	—	(7,487)
Accrued expenses and other liabilities	(456,107)	(53,466)	(509,573)	1, 2, 6, 8, 9
Net cash provided by operating activities	839,915	40,745	880,660
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,839,005)	—	(1,839,005)
Purchases of equity securities, available-for-sale	(129,716)	—	(129,716)
Purchases of equity securities, trading	(150,654)	—	(150,654)
Purchases of other investments	(22,555)	7,164	(15,391)	8
Sales, maturities, paydowns of fixed maturities, available-for-sale	1,537,296	—	1,537,296
Sales of equity securities, available-for-sale	110,895	—	110,895
Sales of equity securities, trading	155,502	—	155,502
Sales of other investments	3,371	—	3,371
Net (purchases) of short term investments	(99,320)	(26,587)	(125,907)	1, 2, 6, 8, 9
Net (purchases) of securities sold but not purchased	(14,848)	—	(14,848)
Acquisition of life settlement contracts	(15,880)	—	(15,880)
Receipt of life settlement contract proceeds	38,247	—	38,247
Acquisition of subsidiaries, net of cash obtained	(139,038)	—	(139,038)
Decrease in restricted cash and cash equivalents, net	(176,428)	—	(176,428)
Purchase of property and equipment	(93,787)	(17,921)	(111,708)	5
Net cash used in investing activities	(835,920)	(37,344)	(873,264)

	Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2016
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Cash flows from financing activities:
Secured loan agreement borrowings	45,809	—	45,809
Secured loan agreement payments	(5,372)	—	(5,372)
Convertible senior notes payments	(10)	—	(10)
Common stock issuance	276	—	276
Common stock repurchase	(152,395)	—	(152,395)
Preferred stock issuance	417,264	—	417,264
Contingent consideration payments	—	(34,839)	(34,839)	6
Non-controlling interest capital contributions to consolidated subsidiaries, net	(5,984)	—	(5,984)
Stock option exercise and other	(6,819)	—	(6,819)
Dividends distributed on common stock	(78,501)	—	(78,501)
Dividends distributed on preferred stock	(31,943)	—	(31,943)
Net cash provided by financing activities	182,325	(34,839)	147,486
Effect of exchange rate changes on cash	(25,453)	—	(25,453)
Net increase in cash and cash equivalents	160,867	(31,438)	129,429
Cash and cash equivalents, beginning of year	931,970	71,946	1,003,916	1, 2, 4 – 9
Cash and cash equivalents, end of period	$1,092,837	$40,508	$1,133,345
Supplemental Cash Flow Information
Interest payments on debt	$46,133	$—	$46,133
Income tax payments	$24,565	$—	$24,565
Declared dividends on common stock	$81,167	$—	$81,167

	Consolidated Balance Sheet
	September 30, 2015
ASSETS	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $5,112,504)	$5,125,808	$—	$5,125,808
Equity securities, available-for-sale, at fair value (cost $110,990)	106,118	—	106,118
Equity securities, trading, at fair value (cost $20,745)	19,860	—	19,860
Short-term investments	36,043	(8,938)	27,105	9
Equity investment in unconsolidated subsidiaries – related parties	138,867	—	138,867
Other investments (related party $10,242; recorded at fair value $21,826)	97,184	—	97,184
Total investments	5,523,880	(8,938)	5,514,942
Cash and cash equivalents	910,653	8,938	919,591	8, 9
Restricted cash and cash equivalents	257,050	—	257,050
Accrued interest and dividends	49,814	—	49,814
Premiums receivable, net	2,322,442	120,695	2,443,137	8, 9
Reinsurance recoverable (related party $1,982,243)	2,951,764	—	2,951,764
Prepaid reinsurance premium (related party $1,123,040)	1,684,986	—	1,684,986
Other assets (related party $179,625; recorded at fair value $271,249)	1,431,476	76,190	1,507,666	1,5,8,9
Deferred policy acquisition costs	714,226	(7,952)	706,274	3
Property and equipment, net	225,826	(8,493)	217,333	5, 8
Goodwill	501,025	—	501,025
Intangible assets	362,108	—	362,108
	$16,935,250	$180,440	$17,115,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$6,694,036	$—	$6,694,036
Unearned premiums	4,134,048	—	4,134,048
Ceded reinsurance premiums payable (related party $483,120)	806,353	—	806,353
Accrued expenses and other liabilities (related party $167,975; recorded at fair value $176,558)	1,507,048	349,418	1,856,466	1, 2, 6, 8, 9
Debt (net of debt issuance cost of $12,295)	993,145	—	993,145
Total liabilities	14,134,630	349,418	14,484,048
Commitments and contingencies
Redeemable non-controlling interest	1,140	—	1,140
Stockholders’ equity:
Common stock, $0.01 par value; 300,000 shares authorized, 196,454 issued; 165,816 outstanding	1,964	—	1,964
Preferred stock, $0.01 par value; 10,000 shares authorized, 4,968 issued and outstanding	482,500	—	482,500
Additional paid-in capital	1,121,522	—	1,121,522
Treasury stock at cost; 30,638 shares	(218,927)	—	(218,927)
Accumulated other comprehensive loss	(61,118)	3,073	(58,045)	4
Retained earnings	1,296,765	(172,051)	1,124,714	1,2,4,5,8
Total AmTrust Financial Services, Inc. equity	2,622,706	(168,978)	2,453,728
Non-controlling interest	176,774	—	176,774
Total stockholders’ equity	2,799,480	(168,978)	2,630,502
	$16,935,250	$180,440	$17,115,690

	Consolidated Statement of Income
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	Reference
	(in thousands, except share data)
Revenues:
Premium income:
Net written premium	$1,142,983	$—	$1,142,983	$3,194,893	$—	$3,194,893
Change in unearned premium	(97,575)	—	(97,575)	(231,138)	—	(231,138)
Net earned premium	1,045,408	—	1,045,408	2,963,755	—	2,963,755
Service and fee income (related parties - three months $19,250 and nine months $57,935)	126,143	(13,220)	112,923	346,766	(35,564)	311,202	1
Net investment income	40,425	—	40,425	111,281	—	111,281
Net realized gain on investments	17,682	—	17,682	30,693	—	30,693
Total revenues	1,229,658	(13,220)	1,216,438	3,452,495	(35,564)	3,416,931
Expenses:
Loss and loss adjustment expense	709,604	—	709,604	1,961,362	—	1,961,362
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $138,036 and nine months $385,945)	258,016	2,706	260,722	728,402	11,273	739,675	2, 3, 5, 8
Other	116,900	3,374	120,274	313,487	8,883	322,370	1, 5, 7, 8
Total expenses	1,084,520	6,080	1,090,600	3,003,251	20,156	3,023,407
Income before other (expense) income, provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	145,138	(19,300)	125,838	449,244	(55,720)	393,524
Other (expenses) income:
Interest expense (net of interest income - related party - three months $2,115 and nine months $6,514)	(12,862)	(1,826)	(14,688)	(32,763)	(5,478)	(38,241)	6
Loss on extinguishment of debt	(557)	—	(557)	(5,271)	—	(5,271)
Gain on investment in life settlement contracts net of profit commission	4,616	—	4,616	19,085	—	19,085
Foreign currency gain	24,721	26,279	51,000	17,355	(3,550)	13,805	4, 8
Gain on acquisition	5,826	—	5,826	5,826	—	5,826
Total other income (expenses)	21,744	24,453	46,197	4,232	(9,028)	(4,796)
Income before provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	166,882	5,153	172,035	453,476	(64,748)	388,728
Provision for income taxes	(12,651)	1,804	(10,847)	38,635	(21,957)	16,678	1,2,3,4,5,6,8
Income before equity in earnings of unconsolidated subsidiaries	179,533	3,349	182,882	414,841	(42,791)	372,050
Equity in earnings of unconsolidated subsidiary – related parties	13,477	—	13,477	23,048	—	23,048
Net income	193,010	3,349	196,359	437,889	(42,791)	395,098
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests of subsidiaries	(1,511)	—	(1,511)	(6,940)	—	(6,940)
Net income attributable to AmTrust Financial Services, Inc.	$191,499	$3,349	$194,848	$430,949	$(42,791)	$388,158
Dividends on preferred stock	(8,789)	—	(8,789)	(22,797)	—	(22,797)
Net income attributable to AmTrust common stockholders	$182,710	$3,349	$186,059	$408,152	$(42,791)	$365,361
Earnings per common share:
Basic earnings per share	$1.11	$0.01	$1.12	$2.49	$(0.27)	$2.22
Diluted earnings per share	$1.09	$0.01	$1.10	$2.44	$(0.26)	$2.18
Dividends declared per common share	$0.15	—	$0.15	$0.40	—	$0.40

	Consolidated Statements of Comprehensive Income
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated	Reference
	(in thousands, except per share)
Net income	$193,010	$3,349	$196,359	$437,889	$(42,791)	$395,098
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	2,128	(26,150)	(24,022)	(49,204)	(1,680)	(50,884)	4
Change in fair value of interest rate swap	107	—	107	297	—	297
Unrealized gain on securities:
Gross unrealized holding loss	(25,611)	130	(25,481)	(106,105)	461	(105,644)	8
Less: tax expense	(8,964)	46	(8,918)	(37,137)	162	(36,975)	8
Net unrealized holding gain	(16,647)	84	(16,563)	(68,968)	299	(68,669)
Reclassification adjustment for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	1,088	—	1,088	1,088	—	1,088
Other net realized loss on investments	751	—	751	(454)	—	(454)
Reclassification adjustment for investment loss included in net income	1,839	—	1,839	634	—	634
Other comprehensive loss, net of tax	$(12,573)	$(26,066)	$(38,639)	$(117,241)	$(1,381)	$(118,622)
Comprehensive income	180,437	(22,717)	157,720	320,648	(44,172)	276,476
Less: Comprehensive income attributable to non-controlling and redeemable non-controlling interest	1,511	—	1,511	6,940	—	6,940
Comprehensive income attributable to AmTrust Financial Services, Inc.	$178,926	$(22,717)	$156,209	$313,708	$(44,172)	$269,536

	Consolidated Statement of Stockholders' Equity
	As of September 30, 2015
	As previously reported	Adjustments	As Restated	Reference
	(in thousands)
Common stock	$1,964	$—	$1,964
Preferred stock	482,500	—	482,500
Additional paid-in capital	1,121,522	—	1,121,522
Treasury Stock	(218,927)	—	(218,927)
Accumulated other comprehensive loss	(61,118)	3,073	(58,045)	4
Retained earnings	1,296,765	(172,051)	1,124,714	1,2,4,5,8
	$2,622,706	$(168,978)	$2,453,728

	Consolidated Statement of Cash Flows
	Nine Months Ended September 30, 2015
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
Cash flows from operating activities:
Net income	$437,889	$(42,791)	$395,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,602	2,687	64,289	5
Net amortization of bond premium or discount	11,845	—	11,845
Equity earnings on investment in unconsolidated subsidiaries	(23,048)	—	(23,048)
Gain on investment in life settlement contracts, net	(19,085)	—	(19,085)
Net realized gain on investments	(40,811)	—	(40,811)
Non-cash write-down of investments	10,118	—	10,118
Discount on notes payable	4,226	—	4,226
Stock based compensation	16,678	—	16,678
Loss on extinguishment of debt	5,271	—	5,271
Bad debt expense	13,943	—	13,943
Foreign currency gain	(17,355)	3,550	(13,805)	4
Gain on sale of subsidiary	(5,826)	—	(5,826)
Changes in assets – (increase) decrease:
Premiums receivable	(492,354)	(80,371)	(572,725)	8, 9
Reinsurance recoverable	(510,397)	95	(510,302)	8
Deferred policy acquisition costs	(87,597)	8,831	(78,766)	3
Prepaid reinsurance premiums	(304,361)	—	(304,361)
Other assets	(352,931)	(80,934)	(433,865)	1, 8, 9
Changes in liabilities – increase (decrease):
Ceded reinsurance premium payable	138,192	—	138,192
Loss and loss adjustment expense reserves	999,371	—	999,371
Unearned premiums	495,499	(2,332)	493,167	8
Funds held under reinsurance treaties	20,685	—	20,685
Accrued expenses and other current liabilities	182,127	232,421	414,548	1, 2, 6, 8, 9
Net cash provided by operating activities	543,681	41,156	584,837
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,671,330)	—	(1,671,330)
Purchases of equity securities, available-for-sale	(32,898)	—	(32,898)
Purchases of equity securities, trading	(154,524)	—	(154,524)
Purchases of other investments	(74,562)	8,366	(66,196)	8
Sales, maturities, paydowns of fixed maturities, available-for-sale	971,448	(3,275)	968,173	9
Sales of equity securities, available-for-sale	18,639	—	18,639
Sales of equity securities, trading	161,723	—	161,723
Sales of other investments	2,960	—	2,960
Net sales of short term investments	48,165	8,938	57,103	9
Acquisition of life settlement contracts	86,033	—	86,033
Acquisition of subsidiaries, net of cash obtained	(219,568)	—	(219,568)
Increase in restricted cash and cash equivalents, net	(70,846)	—	(70,846)
Purchase of property and equipment	(100,421)	(3,261)	(103,682)	5
Net cash used in investing activities	(1,035,181)	10,768	(1,024,413)
Cash flows from financing activities:
Revolving credit facility borrowings	430,000	—	430,000
Revolving credit facility payments	(420,000)	—	(420,000)
Secured loan agreement borrowings	10,250	—	10,250
Secured loan agreement payments	(5,234)	—	(5,234)

	Consolidated Statement of Cash Flows
	Nine Months Ended September 30, 2015
	As previously reported	Adjustments	As restated	Reference
	(in thousands)
2055 Subordinated notes proceeds	285,000	—	285,000
Convertible senior notes payments	(62,079)	—	(62,079)
Financing fees	(9,451)	—	(9,451)
Common stock issuance	171,672	—	171,672
Preferred stock issuance	176,529	—	176,529
Contingent consideration payments	—	(21,135)	(21,135)	6
Non-controlling interest capital contributions to consolidated subsidiaries, net	14,451	—	14,451
Stock option exercise and other	(219)	—	(219)
Dividends distributed on common stock	(60,498)	—	(60,498)
Dividends distributed on preferred stock	(22,797)	—	(22,797)
Net cash provided by financing activities	507,624	(21,135)	486,489
Effect of exchange rate changes on cash	(8,221)	—	(8,221)
Net increase in cash and cash equivalents	7,903	30,789	38,692
Cash and cash equivalents, beginning year	902,750	(21,851)	880,899	1, 2, 4 – 9
Cash and cash equivalents, end of period	$910,653	$8,938	$919,591
Supplemental Cash Flow Information
Interest payments on debt	$31,573	$—	$31,573
Income tax payments	$231,684	$—	$231,684
Declared dividends on common stock	$66,121	$—	$66,121

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

4. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturities and equity securities classified as available-for-sale as of September 30, 2016 and December 31, 2015, are presented below:

(Amounts in Thousands) As of September 30, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Preferred stock	$4,044	$—	$(48)	$3,996
Common stock	155,967	12,067	(6,287)	161,747
U.S. treasury securities	292,558	3,179	(16)	295,721
U.S. government agencies	7,567	112	—	7,679
Municipal bonds	850,475	26,974	(1,460)	875,989
Foreign government	134,355	8,435	(528)	142,262
Corporate bonds:
Finance	1,511,610	70,747	(12,751)	1,569,606
Industrial	2,087,449	114,255	(18,256)	2,183,448
Utilities	207,328	8,244	(1,869)	213,703
Commercial mortgage backed securities	174,224	6,143	(650)	179,717
Residential mortgage backed securities:
Agency backed	1,028,335	32,991	(81)	1,061,245
Non-agency backed	61,910	1,662	(377)	63,195
Collateralized loan / debt obligations	419,597	7,694	(1,622)	425,669
Asset-backed securities	24,886	814	(119)	25,581
	$6,960,305	$293,317	$(44,064)	$7,209,558

(Amounts in Thousands) As of December 31, 2015	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Preferred stock	$4,869	$150	$(30)	$4,989
Common stock	104,477	3,816	(8,785)	99,508
U.S. treasury securities	69,547	1,470	(258)	70,759
U.S. government agencies	45,586	235	(263)	45,558
Municipal bonds	530,004	11,952	(1,530)	540,426
Foreign government	109,645	4,912	(812)	113,745
Corporate bonds:
Finance	1,358,765	38,058	(34,393)	1,362,430
Industrial	1,706,772	20,542	(80,251)	1,647,063
Utilities	157,067	1,548	(9,115)	149,500
Commercial mortgage backed securities	151,164	1,334	(1,180)	151,318
Residential mortgage backed securities:
Agency backed	964,059	14,912	(4,133)	974,838
Non-agency backed	124,046	322	(4,139)	120,229
Collateralized loan / debt obligation	232,245	10	(6,161)	226,094
Asset backed securities	33,142	4	(1,309)	31,837
	$5,591,388	$99,265	$(152,359)	$5,538,294

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2016, the Company's foreign government securities were issued or guaranteed primarily by governments in Europe, Canada and Mexico.

Proceeds from the sale of investments in available-for-sale securities during the three months ended September 30, 2016 and 2015 were approximately $647,928 and $417,517, respectively. Proceeds from the sale of investments in available-for-sale securities during the nine months ended September 30, 2016 and 2015 were approximately $1,648,193 and $986,812, respectively.

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

The total other-than-temporary impairment ("OTTI") charges of our fixed maturities and equity securities classified as available-for-sale is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Equity securities recognized in earnings	$3,021	$84	$19,977	$1,276
Fixed-maturity securities recognized in earnings	—	7,552	—	8,842
	$3,021	$7,636	$19,977	$10,118

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

(b) Trading Securities

The original or amortized cost, estimated market value and gross unrealized gain and loss of trading securities as of September 30, 2016 and December 31, 2015 are presented in the tables below:

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

As of September 30, 2016 and December 31, 2015 the Company had two interest rate swaps designated as a hedges that were recorded as a liability in the total amount of $460 and $1,077 , respectively, and were included as a component of accrued expenses and other liabilities. The two interest rate swaps at December 31, 2015, one of which matured during the three months ended September 30, 2016, related to the Company's junior subordinated debentures.

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

As of September 30, 2016 and December 31, 2015, the Company had no repurchase agreements.

5. Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2016 and December 31, 2015:

(Amounts in Thousands) As of September 30, 2016	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$295,721	$295,721	$—	$—
U.S. government agencies	7,679	—	7,679	—
Municipal bonds	875,989	—	875,989	—
Foreign government	142,262	—	142,262	—
Corporate bonds:
Finance	1,569,606	—	1,569,606	—
Industrial	2,183,448	—	2,183,448	—
Utilities	213,703	—	213,703	—
Commercial mortgage backed securities	179,717	—	171,846	7,871
Residential mortgage backed securities:
Agency backed	1,061,245	—	1,061,245	—
Non-agency backed	63,195	—	63,195	—
Collateralized loan / debt obligations	425,669	—	403,936	21,733
Asset-backed securities	25,581	—	25,581	—
Equity securities, available-for-sale	165,743	111,489	21,075	33,179
Equity securities, trading	34,439	34,439	—	—
Short term investments (As restated)	8,501	8,501	—	—
Life settlement contracts	332,085	—	—	332,085
	$7,584,583	$450,150	$6,739,565	$394,868
Liabilities:
Equity securities sold but not yet purchased	$23,770	$23,770	$—	$—
Life settlement contract profit commission	4,817	—	—	4,817
Contingent consideration (As restated)	72,048	—	—	72,048
Derivatives	460	—	460	—
	$101,095	$23,770	$460	$76,865

(Amounts in Thousands) As of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
U.S. treasury securities	$70,759	$70,759	$—	$—
U.S. government agencies	45,558	—	45,558	—
Municipal bonds	540,426	—	540,426	—
Foreign government	113,745	—	113,745	—
Corporate bonds and other bonds:
Finance	1,362,430	—	1,362,430	—
Industrial	1,647,063	—	1,647,063	—
Utilities	149,500	—	149,500	—
Commercial mortgage backed securities	151,318	—	151,318	—
Residential mortgage backed securities:
Agency backed	974,838	—	974,838	—
Non-agency backed	120,229	—	120,229	—
Collateralized loan / debt obligations	226,094	—	226,094	—
Asset-backed securities	31,837	—	31,837	—
Equity securities, available-for-sale	104,497	38,563	28,723	37,211
Equity securities, trading	27,271	27,271	—	—
Short term investments (As restated)	17,171	17,171	—	—
Life settlement contracts	264,001	—	—	264,001
	$5,846,737	$153,764	$5,391,761	$301,212
Liabilities:
Equity securities sold but not yet purchased	$18,163	$18,163	$—	$—
Fixed maturity securities sold but not yet purchased	20,455	—	20,455	—
Life settlement contract profit commission	15,406	—	—	15,406
Contingent consideration (As restated)	84,760	—	—	84,760
Derivatives	1,077	—	1,077	—
	$139,861	$18,163	$21,532	$100,166

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

The following tables provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and nine months ended September 30, 2016 and 2015:

(Amounts in Thousands)	Balance as of June 30, 2016	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2016
Equity securities, available-for-sale	$24,764	$(16,983)	$17,168	$(2)	$(7,753)	$15,985	$33,179
Commercial mortgage backed securities	—	—	(194)	—	—	8,065	7,871
Collateralized loan / debt obligations	—	—	(15)	—	—	21,748	21,733
Life settlement contracts	304,434	23,290	—	4,550	(189)	—	332,085
Life settlement contract profit commission	(9,054)	(763)	—	—	5,000	—	(4,817)
Contingent consideration (As restated)	(75,772)	(2,226)	—	(5,443)	11,393	—	(72,048)
Total	$244,372	$3,318	$16,959	$(895)	$8,451	$45,798	$318,003

(Amounts in Thousands)	Balance as of December 31, 2015	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2016
Equity securities, available-for-sale	$37,211	$(16,983)	$4,719	$—	$(7,753)	$15,985	$33,179
Commercial mortgage backed securities	—	—	(194)	—	—	8,065	7,871
Collateralized loan / debt obligations	—	—	(15)	—	—	21,748	21,733
Life settlement contracts	264,001	82,451	—	15,880	(30,247)	—	332,085
Life settlement contract profit commission	(15,406)	(9,817)	—	—	20,406	—	(4,817)
Contingent consideration (As restated)	(84,760)	(8,224)	—	(13,903)	34,839	—	(72,048)
Total	$201,046	$47,427	$4,510	$1,977	$17,245	$45,798	$318,003

(Amounts in Thousands)	Balance as of June 30, 2015	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2015
Equity securities, available-for-sale	$40,232	$—	$3	$—	$(46)	$—	$40,189
Life settlement contracts	267,393	13,875	—	—	(10,019)	—	271,249
Life settlement contract profit commission	(16,994)	1,175	—	—	—	—	(15,819)
Contingent consideration (As restated)	(78,616)	(634)	—	403	11,261	—	(67,586)
Total	$212,015	$14,416	$3	$403	$1,196	$—	$228,033

(Amounts in Thousands)	Balance as of December 31, 2014	Net income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2015
Equity securities, available-for-sale	$34,886	$—	$5,395	$—	$(92)	$—	$40,189
Life settlement contracts	264,517	52,765	—	—	(46,033)	—	271,249
Life settlement contract profit commission	(16,534)	715	—	—	—	—	(15,819)
Contingent consideration (As restated)	(43,704)	(460)	—	(44,557)	21,135	—	(67,586)
Total	$239,165	$53,020	$5,395	$(44,557)	$(24,990)	$—	$228,033

The Company's policy for transferring investments between the fair value hierarchy levels is to recognize such transfers in the period that the event or change in circumstances occurred. During the three and nine months ended September 30, 2016, the Company transferred $45,798 and $45,798, respectively, from Level 2 to Level 3 because of unobservable inputs or lack of market activity existed for these specific securities that were transferred.

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

•
Life settlement contracts and life settlement contract profit commission: Life settlement contracts are described in Note 6. "Investments in Life Settlements" elsewhere in this report. The fair value of life settlement contracts as well as life settlement profit commission liability is based on information available to the Company at the end of the reporting period. These financial instruments are classified as Level 3 in the fair value hierarchy. The Company considers the following factors in its fair value estimates: cost at date of purchase, recent purchases and sales of similar investments (if available and applicable), financial standing of the issuer, changes in economic conditions affecting the issuer, maintenance cost, premiums, benefits, standard actuarially developed mortality tables and life expectancy reports prepared by nationally recognized and independent third party medical underwriters. The Company estimates the fair value of policies in the portfolio based on the expected cash flow to be generated by the policies (death benefit less premium payments), discontinued to reflect the cost of funding, policy specific adjustments and reserves. In order to confirm the integrity of their calculation of fair value, the Company, quarterly, retains an independent third-party actuary to verify that the actuarial modeling used by the Company to determine fair value was performed correctly and that the valuation, as determined through the Company's actuarial modeling, is consistent with other methodologies. The Company considers this information in its assessment of the reasonableness of the life expectancy and discount rate inputs used in the valuation of these investments.

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

7. Deferred Policy Acquisition Costs

The following table reflects the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Balance, beginning of period	$842,298	$689,849	$693,639	$629,261
Acquisition costs deferred	271,487	187,981	781,112	573,261
Amortization	(190,856)	(171,556)	(551,822)	(496,248)
Balance, end of period	$922,929	$706,274	$922,929	$706,274

8. Debt

The Company’s outstanding debt consisted of the following at September 30, 2016 and December 31, 2015:

(Amounts in Thousands)	September 30, 2016	December 31, 2015
Revolving credit facility	$130,000	$130,000
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5,190	5,103
2.75% Convertible senior notes due 2044 (the "2044 Notes")	164,828	160,258
6.125% Senior notes due 2023 (the "2023 Notes")	248,116	247,911
Junior subordinated debentures (the "2035-2037 Notes")	122,006	121,940
Trust preferred securities (the "2033-2037 TPS Notes")	92,786	—
7.25% Subordinated Notes due 2055 (the "7.25% 2055 Notes")	145,171	145,078
7.50% Subordinated Notes due 2055 (the "7.50% 2055 Notes")	130,656	130,572
Secured loan agreements	77,971	38,455
Promissory notes	118,592	13,750
	$1,235,316	$993,067

Aggregate scheduled maturities of the Company’s outstanding debt, excluding unamortized deferred origination costs, at September 30, 2016 are:

(Amounts in Thousands)
2016	$1,814
2017	33,766
2018	36,056
2019	160,939
2020	26,685
Thereafter	992,308	(1)
Total scheduled payments	1,251,568
Unamortized deferred origination costs	(16,252)
	1,235,316

(1)	Amount includes debt outstanding under the 2021 Notes and 2044 Notes, which is net of unamortized original issue discount of $764 and $47,440, respectively.

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

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the three and nine months ended September 30, 2016 and 2015 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2016	2015	2016	2015
Revolving credit facility	$1,134	$1,092	$3,388	$2,636
Funds at Lloyd's facility	1,065	639	3,387	2,320
2021 Notes	116	117	345	711
2023 Notes	3,897	3,897	11,690	11,690
2035-2037 Notes	1,548	1,442	4,609	5,157
2033-2037 TPS Notes	981	—	1,750	—
2044 Notes	3,170	3,065	9,402	9,096
7.25% 2055 Notes	2,750	2,750	8,250	3,118
7.50% 2055 Notes	2,559	408	7,677	408
Secured loan agreements	756	212	1,768	671
Promissory notes	1,698	157	3,253	467
Other, including interest income	2,450	909	391	1,967
	$22,124	$14,688	$55,910	$38,241

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

9. Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Policy acquisition expenses	$131,325	$133,734	$410,477	$344,930
Salaries and benefits	144,793	113,062	401,753	359,961
Other insurance general and administrative expenses	27,874	13,926	58,707	34,784
	$303,992	$260,722	$870,937	$739,675

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

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Amounts in Thousands, except for earnings per share)	(As restated)	(As restated)	(As restated)	(As restated)
Basic earnings per share:
Net income attributable to AmTrust common shareholders	$80,650	$186,059	$291,784	$365,361
Less: Net income allocated to participating securities and redeemable non-controlling interest	—	477	—	957
Net income allocated to AmTrust common shareholders	$80,650	$185,582	$291,784	$364,404

Weighted average common shares outstanding – basic	170,928	165,608	173,173	164,470
Less: Weighted average participating shares outstanding	—	426	—	432
Weighted average common shares outstanding - basic	170,928	165,182	173,173	164,038
Net income per AmTrust common share - basic	$0.47	$1.12	$1.68	$2.22

Diluted earnings per share:
Net income attributable to AmTrust common shareholders	$80,650	$186,059	$291,784	$365,361
Less: Net income allocated to participating securities and redeemable non-controlling interest	—	477	—	957
Net income allocated to AmTrust common shareholders	$80,650	$185,582	$291,784	$364,404

Weighted average common shares outstanding – basic	170,928	165,182	173,173	164,038
Plus: Dilutive effect of stock options, convertible debt, other	2,193	3,090	1,978	3,454
Weighted average common shares outstanding – dilutive	173,121	168,272	175,151	167,492
Net income per AmTrust common shares – diluted	$0.47	$1.10	$1.67	$2.18

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

12. Income Taxes

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Income before equity in earnings of unconsolidated subsidiaries	$116,432	$172,035	$389,956	$388,728
Tax at federal statutory rate of 35%	$40,751	$60,212	$136,485	$136,055
Tax effects resulting from:
Foreign rate differential	8,793	(17,995)	(40,050)	(31,044)
Adjustment to prior year taxes	(1,379)	(55,030)	(402)	(82,689)
Permanent adjustments	(24,716)	(459)	(25,303)	(13,717)
Valuation allowance	(318)	—	(10,255)	—
Other, net	54	2,425	5,477	8,073
Provision (benefit) for income taxes	$23,185	$(10,847)	$65,952	$16,678
Effective tax rate	19.9%	(6.3)%	16.9%	4.3%

As of September 30, 2016, the Company has U.S. Net Operating Losses ("NOLs") of $56,468 that expire beginning in 2018 through 2036. These NOLs are limited to $3,152 per year under Section 382 of the Internal Revenue Code. The Company also has foreign NOLs of $675,422 that currently have no expiration. The Company’s management believes that as of September 30, 2016, except for a portion of foreign NOLs, it will realize the benefits of its deferred tax assets, which are included as a component of the net deferred income taxes on the consolidated balance sheet (net deferred tax liability is included in other liabilities on the consolidated balance sheets). As a result, the Company recorded a valuation allowance of $158,670 and $170,043 as of September 30, 2016 and December 31, 2015, respectively, related to the foreign NOLs. The decrease in the valuation allowance from December 31, 2015 to September 30, 2016 was driven primarily by the release of the valuation allowance on NOLs that were in place on the Company’s U.K. operations. The Company determined, based on income projections of the U.K. operations, that sufficient positive evidence exists that it is more likely than not that the NOL deferred tax assets will be realized.

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

In addition, NGHC has an office lease agreement with 4455 LBJ Freeway. The lease agreement is through February 2028. The Company recorded approximately $389 and $907 of service and fee income related to rent for the three and nine months ended September 30, 2016. Lastly, as discussed in Note 8. "Debt," 4455 LBJ Freeway entered into a ten-year loan agreement with Citigroup Global Markets Realty Corp. secured by the Dallas office building owned by 4455 LBJ Freeway. As part of that transaction, the Company and NGHC provided a joint and several guaranty to Citigroup. As a result, the Company and NGHC entered into an agreement to contribute 50% toward any payments the other party would be required to make pursuant to this guaranty.

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

14. Acquisitions

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

The goodwill and intangible assets associated with the acquisition were measured at $117,504, which included finite lived intangible assets for customer relationships of $48,300, value of business acquired (VOBA) of $19,639 and software of $400, and indefinite lived intangible assets for state licenses of $8,500. The finite lived intangibles lives range from three to fifteen years. The goodwill associated with the acquisition is not deductible for income tax purposes. The goodwill and intangible assets, as well as Warranty Solutions' results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this acquisition, the Company recorded approximately $23,440 and $69,448, respectively, of gross written premium and $22,537 and $67,471, respectively, of service and fee income during the three and nine months ended September 30, 2016.

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

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	Nine Months Ended September 30,
	2016			2015
	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
(Amounts in Thousands)	(As restated)		(As restated)	(As restated)		(As restated)
Balance, December 31,	$2,723,780	$176,455	$2,900,235	$1,912,213	$159,181	$2,071,394
Net income	323,727	12,222	335,949	388,158	5,978	394,136
Unrealized holding gain (loss)	214,519	—	214,519	(68,669)	—	(68,669)
Reclassification adjustment	(17,993)	—	(17,993)	634	—	634
Foreign currency translation	(110,148)	—	(110,148)	(50,884)	7	(50,877)
Unrealized gain on interest rate swap	540	—	540	297	—	297
Extinguishment of 2021 senior notes, equity component	(1)	—	(1)	(3,764)	—	(3,764)
Share exercises, compensation and other	10,568	—	10,568	16,459	—	16,459
Common share (purchase) issuance, net	(152,047)	—	(152,047)	171,672	—	171,672
Common share dividends	(81,167)	—	(81,167)	(66,121)	—	(66,121)
Preferred stock issuance, net of fees	417,264	—	417,264	176,529	—	176,529
Preferred stock dividends	(31,943)	—	(31,943)	(22,797)	—	(22,797)
Capital contribution (distribution), net	—	(5,413)	(5,413)	—	11,609	11,609
Balance, September 30,	$3,297,099	$183,264	$3,480,363	$2,453,727	$176,775	$2,630,502

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss):

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2016 (As restated)	$(178,077)	$148,791	$(413)	$(107)	$(29,806)
Other comprehensive income (loss) before reclassification	(30,145)	23,741	390	—	(6,014)
Amounts reclassed from accumulated other comprehensive income	—	(3,399)	—	—	(3,399)
Income tax benefit (expense)	—	(7,118)	(137)	—	(7,255)
Net current-period other comprehensive (loss) income	(30,145)	13,224	253	—	(16,668)
Balance, September 30, 2016 (As restated)	$(208,222)	$162,015	$(160)	$(107)	$(46,474)

Balance, June 30, 2015 (As restated)	$(35,684)	$20,202	$(1,131)	$(2,793)	$(19,406)
Other comprehensive income before reclassification	(24,022)	(25,481)	165	—	(49,338)
Amounts reclassed from accumulated other comprehensive income	—	2,830	—	—	2,830
Income tax benefit (expense)	—	7,927	(58)	—	7,869
Net current-period other comprehensive income	(24,022)	(14,724)	107	—	(38,639)
Balance, September 30, 2015 (As restated)	$(59,706)	$5,478	$(1,024)	$(2,793)	$(58,045)

(Amounts in Thousands)	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015 (As restated)	$(98,074)	$(34,511)	$(700)	$(107)	$(133,392)
Other comprehensive income (loss) before reclassification	(110,148)	328,409	831	—	219,092
Amounts reclassed from accumulated other comprehensive income	—	(17,993)	—	—	(17,993)
Income tax benefit (expense)	—	(113,890)	(291)	—	(114,181)
Net current-period other comprehensive income (loss)	(110,148)	196,526	540	—	86,918
Balance, September 30, 2016 (As restated)	$(208,222)	$162,015	$(160)	$(107)	$(46,474)

Balance, December 31, 2014 (As restated)	$(8,822)	$73,513	$(1,321)	$(2,793)	$60,577
Other comprehensive income before reclassification	(50,884)	(105,644)	457	—	(156,071)
Amounts reclassed from accumulated other comprehensive income	—	634	—	—	634
Income tax benefit (expense)	—	36,975	(160)	—	36,815
Net current-period other comprehensive (loss) income	(50,884)	(68,035)	297	—	(118,622)
Balance, September 30, 2015 (As restated)	$(59,706)	$5,478	$(1,024)	$(2,793)	$(58,045)

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

18. Segments

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

The following tables summarize the results of operations of the business segments for the three and nine months ended September 30, 2016 and 2015:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended September 30, 2016:
Gross written premium	$998,071	$598,977	$437,050	$—	$2,034,098

Net written premium	457,871	448,845	309,334	—	1,216,050
Change in unearned premium	59,127	(21,526)	(57,415)	—	(19,814)
Net earned premium	516,998	427,319	251,919	—	1,196,236

Loss and loss adjustment expense	(344,531)	(293,956)	(172,561)	—	(811,048)
Acquisition costs and other underwriting expenses (As restated)	(134,520)	(86,240)	(83,232)	—	(303,992)
	(479,051)	(380,196)	(255,793)	—	(1,115,040)
Underwriting income (As restated)	37,947	47,123	(3,874)	—	81,196
Service and fee income (As restated)	26,800	82,475	106	24,476	133,857
Investment income and realized gain	29,218	24,519	14,412	—	68,149
Other expenses (As restated)	(34,236)	(20,503)	(14,887)	(69,625)	(139,251)
Interest expense (As restated)	(10,988)	(6,516)	(4,620)	—	(22,124)
Foreign currency loss (As restated)	—	(10,880)	—	—	(10,880)
Gain on life settlement contracts	2,521	1,614	1,350	—	5,485
(Provision) benefit for income taxes (As restated)	(9,947)	(22,070)	801	8,031	(23,185)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	1,954	1,954
Net income (As restated)	$41,315	$95,762	$(6,712)	$(35,164)	$95,201

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended September 30, 2015:
Gross written premium	$797,655	$577,284	$405,875	$—	$1,780,814

Net written premium	459,290	380,600	303,093	—	1,142,983
Change in unearned premium	34,364	(30,218)	(101,721)	—	(97,575)
Net earned premium	493,654	350,382	201,372	—	1,045,408

Loss and loss adjustment expense	(320,391)	(253,136)	(136,077)	—	(709,604)
Acquisition costs and other underwriting expenses (As restated)	(132,129)	(70,620)	(57,973)	—	(260,722)
	(452,520)	(323,756)	(194,050)	—	(970,326)
Underwriting income (As restated)	41,134	26,626	7,322	—	75,082
Service and fee income (As restated)	24,793	65,843	482	21,805	112,923
Investment income and realized gain	24,359	21,312	12,423	13	58,107
Other expenses (As restated)	(27,291)	(19,275)	(13,571)	(60,137)	(120,274)
Interest expense (As restated)	(6,851)	(4,928)	(3,466)	—	(15,245)
Foreign currency gain (As restated)	—	51,000	—	—	51,000
Gain on life settlement contracts	1,926	1,584	1,106	—	4,616
Acquisition gain (reduction) on purchase	5,826	—	—	—	5,826
(Provision) benefit for income taxes (As restated)	6,317	6,932	837	(3,239)	10,847
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	13,477	13,477
Net income (As restated)	$70,213	$149,094	$5,133	$(28,081)	$196,359

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Nine Months Ended September 30, 2016:
Gross written premium	$3,124,761	$1,779,984	$1,135,539	$—	$6,040,284

Net written premium	1,684,037	1,233,739	787,389	—	3,705,165
Change in unearned premium	(89,967)	(126,695)	(36,233)	—	(252,895)
Net earned premium	1,594,070	1,107,044	751,156	—	3,452,270

Loss and loss adjustment expense	(1,060,165)	(736,220)	(514,129)	—	(2,310,514)
Acquisition costs and other underwriting expenses (As restated)	(418,201)	(237,864)	(214,872)	—	(870,937)
	(1,478,366)	(974,084)	(729,001)	—	(3,181,451)
Underwriting income (As restated)	115,704	132,960	22,155	—	270,819
Service and fee income (As restated)	85,082	226,014	1,623	74,249	386,968
Investment income and realized gain	84,265	63,195	43,923		191,383
Other expenses (As restated)	(104,204)	(59,359)	(37,868)	(201,431)	(402,862)
Interest expense (As restated)	(28,923)	(16,476)	(10,511)	—	(55,910)
Foreign currency loss (As restated)	—	(78,108)		—	(78,108)
Gain on life settlement contracts	14,946	8,514	5,431	—	28,891
Acquisition gain on purchase	455	48,320	—	—	48,775
(Provision) benefit for income taxes (As restated)	(27,418)	(53,265)	(4,056)	18,787	(65,952)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	12,532	12,532
Net income (As restated)	$139,907	$271,795	$20,697	$(95,863)	$336,536

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Nine Months Ended September 30, 2015:
Gross written premium	$2,574,602	$1,528,017	$1,087,719	$—	$5,190,338

Net written premium	1,499,922	975,073	719,898	—	3,194,893
Change in unearned premium	(99,218)	(11,592)	(120,328)	—	(231,138)
Net earned premium	1,400,704	963,481	599,570	—	2,963,755

Loss and loss adjustment expense	(909,081)	(647,121)	(405,160)	—	(1,961,362)
Acquisition costs and other underwriting expenses (As restated)	(371,416)	(199,874)	(168,385)	—	(739,675)
	(1,280,497)	(846,995)	(573,545)	—	(2,701,037)
Underwriting income (As restated)	120,207	116,486	26,025	—	262,718
Service and fee income (As restated)	76,468	173,032	846	60,856	311,202
Investment income and realized gain	63,209	49,859	28,789	117	141,974
Other expenses (As restated)	(79,954)	(47,452)	(33,779)	(161,185)	(322,370)
Interest expense (As restated)	(21,583)	(12,810)	(9,119)	—	(43,512)
Foreign currency gain (As restated)	—	13,805	—	—	13,805
Gain on life settlement contracts	9,466	5,619	4,000	—	19,085
Acquisition gain (reduction) on purchase	5,826	—	—	—	5,826
(Provision) benefit for income taxes (As restated)	(7,033)	(12,091)	(679)	3,125	(16,678)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	23,048	23,048
Net income (As restated)	$166,606	$286,448	$16,083	$(74,039)	$395,098

The following tables summarize net earned premium by major line of business, by segment, for the three and nine months ended September 30, 2016 and 2015:

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended September 30, 2016:
Workers' compensation	$349,030	$—	$149,246	$498,276
Warranty	—	180,333	—	180,333
Other liability	11,292	26,169	47,332	84,793
Commercial auto and liability, physical damage	47,751	9,164	32,118	89,033
Medical malpractice	—	—	—	—
Other	108,925	211,653	23,223	343,801
Total net earned premium	$516,998	$427,319	$251,919	$1,196,236

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended September 30, 2015:
Workers' compensation	$328,099	$—	$86,454	$414,553
Warranty	—	143,202	—	143,202
Other liability	12,081	36,042	58,072	106,195
Commercial auto and liability, physical damage	89,078	(413)	27,170	115,835
Medical malpractice	—	52,879	—	52,879
Other	64,396	118,672	29,676	212,744
Total net earned premium	$493,654	$350,382	$201,372	$1,045,408

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Nine Months Ended September 30, 2016:
Workers' compensation	$1,053,967	$—	$456,663	$1,510,630
Warranty	—	527,835	—	527,835
Other liability	16,541	100,187	130,713	247,441
Commercial auto and liability, physical damage	245,647	26,340	97,863	369,850
Medical malpractice	—	106,750	—	106,750
Other	277,915	345,932	65,917	689,764
Total net earned premium	$1,594,070	$1,107,044	$751,156	$3,452,270

(Amounts in Thousands)	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Nine Months Ended September 30, 2015:
Workers' compensation	$942,867	$—	$250,400	$1,193,267
Warranty	—	439,049	—	439,049
Other liability	37,025	101,338	133,925	272,288
Commercial auto and liability, physical damage	208,489	11,741	96,868	317,098
Medical malpractice	—	129,333	—	129,333
Other	212,323	282,020	118,377	612,720
Total net earned premium	$1,400,704	$963,481	$599,570	$2,963,755

The following table summarizes total assets of the business segments as of September 30, 2016 and December 31, 2015:

(Amounts in Thousands)	September 30, 2016	December 31, 2015
Small Commercial Business (As restated)	$9,908,756	$7,870,360
Specialty Risk and Extended Warranty (As restated)	7,430,009	6,420,747
Specialty Program (As restated)	4,225,025	2,972,538
Corporate and Other (As restated)	—	2,406
	$21,563,790	$17,266,051

19. Subsequent Event

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

 We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and net combined ratio. Our return on annualized average equity was 13.5% and 39.0% for the three months ended September 30, 2016 and 2015, respectively, and 16.8% and 27.2% for the nine months ended September 30, 2016 and 2015, respectively. Our overall financial objective is to produce a return on equity of 15.0% or more over the long term. In addition, we target a net combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our net combined ratio was 93.2% and 92.8% for the three months ended September 30, 2016 and 2015, respectively, and 92.2% and 91.1% for the nine months ended September 30, 2016 and 2015, respectively.

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

We included restated consolidated financial statements for fiscal years 2014 and 2015 in Note 3. “Restatement of Previously Issued Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended December 31, 2016. The financial information that had been previously filed or otherwise reported for the three and nine months ended September 30, 2015 and 2016 is superseded by the information in this report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Results of Operations
Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Gross written premium	$2,034,098	$1,780,814	$6,040,284	$5,190,338

Net written premium	$1,216,050	$1,142,983	$3,705,165	$3,194,893
Change in unearned premium	(19,814)	(97,575)	(252,895)	(231,138)
Net earned premium	1,196,236	1,045,408	3,452,270	2,963,755
Service and fee income (related parties - three months $19,367; $19,250 and nine months $61,137; $57,935)	133,857	112,923	386,968	311,202
Net investment income	59,919	40,425	160,079	111,281
Net realized and unrealized gain on investments	8,230	17,682	31,304	30,693
Total revenues	1,398,242	1,216,438	4,030,621	3,416,931
Loss and loss adjustment expense	811,048	709,604	2,310,514	1,961,362
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $158,216; $138,036 and nine months $440,561; $385,945)	303,992	260,722	870,937	739,675
Other	139,251	120,274	402,862	322,370
Total expenses	1,254,291	1,090,600	3,584,313	3,023,407
Income before other income (expense), provision (benefit) for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	143,951	125,838	446,308	393,524
Other income (loss):
Interest expense (net of interest income - related party - three months $2,061; $2,115 and nine months $6,436; $6,514)	(22,124)	(14,688)	(55,910)	(38,241)
Loss on extinguishment of debt	—	(557)	—	(5,271)
Net gain on investment in life settlement contracts net of profit commission	5,485	4,616	28,891	19,085
Foreign currency (loss) gain	(10,880)	51,000	(78,108)	13,805
Gain on acquisition	—	5,826	48,775	5,826
Total other (loss) income	(27,519)	46,197	(56,352)	(4,796)
Income before provision for income taxes, equity in earnings (loss) of unconsolidated subsidiaries and non-controlling interest	116,432	172,035	389,956	388,728
Provision (benefit) for income taxes	23,185	(10,847)	65,952	16,678
Income before equity in earnings of unconsolidated subsidiaries	93,247	182,882	324,004	372,050
Equity in earnings of unconsolidated subsidiaries – related parties	1,954	13,477	12,532	23,048
Net income	95,201	196,359	336,536	395,098
Net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	(2,975)	(1,511)	(12,809)	(6,940)
Net income attributable to AmTrust Financial Services, Inc.	92,226	194,848	323,727	388,158
Dividends on preferred stock	(11,576)	(8,789)	(31,943)	(22,797)
Net income attributable to AmTrust common shareholders	$80,650	$186,059	$291,784	$365,361

Net realized gain (loss) on investments:
Total other-than-temporary impairment loss	$(9,461)	$(7,636)	$(26,417)	$(10,118)
Portion of loss recognized in other comprehensive income	—	—	—	—
Net impairment losses recognized in earnings	(9,461)	(7,636)	(26,417)	(10,118)
Net realized gain on available for sale securities	14,380	16,049	53,106	29,306
Net unrealized gain on trading securities	3,311	9,269	4,615	11,505
Net realized investment gain	$8,230	$17,682	$31,304	$30,693

Key measures:
Net loss ratio	67.8%	67.9%	66.9%	66.2%
Net expense ratio	25.4%	24.9%	25.3%	24.9%
Net combined ratio	93.2%	92.8%	92.2%	91.1%

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

Service and Fee Income. Service and fee income increased $20.9 million, or 18.5%, to $133.9 million from $112.9 million for the three months ended September 30, 2016 and 2015, respectively, most of which is attributable to our acquisition of Warranty Solutions. Fees for product warranty registration and claims handling services increased by approximately $5 million. Fees for services provided to Maiden, NGHC and ACP Re were consistent during the three months ended September 30, 2016 as compared to the same period a year ago.

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $43.3 million, or 16.6%, to $304.0 million for the three months ended September 30, 2016 from $260.7 million for the three months ended September 30, 2015. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended September 30, 2016 and 2015 was $161.3 million and $141.1 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium and the retention of a smaller percentage of our gross written premium. On a consolidated basis, we retained 59.8% of our gross written premium for the three months ended September 30, 2016, compared to retaining 64.2% of our gross written premium in the third quarter of 2015. Our expense ratio on a consolidated basis increased period over period as a percentage of earned premium, and was 25.4% and 24.9% during the three months ended September 30, 2016 and 2015, respectively. The increase resulted primarily from higher policy acquisition costs based on premium distribution and other expenses.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $18.1 million, or 14.4%, to $144.0 million for the three months ended September 30, 2016 from $125.8 million for the three months ended September 30, 2015. The $18.1 million increase resulted primarily from an increase in investment income and earned premium but was partially offset by a higher expense ratio.

Net Interest Expense. Net interest expense for the three months ended September 30, 2016 was $22.1 million, compared to $14.7 million for the same period in 2015. The majority of the increase related to additional interest expense as a result of the issuance of $135 million of subordinated notes in September 2015 and additional debt incurred or assumed in connection with the Republic acquisition, along with increased use of letters of credit.

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

Foreign Currency Gain (Loss). The foreign currency transaction loss was $10.9 million during the three months ended September 30, 2016 compared to a transaction gain of $51.0 million during the same period in 2015. The loss during the three months ended September 30, 2016 resulted from the weakening of the British pound sterling compared to the Euro, which negatively impacted our U.K. insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of each reporting period. This loss was partially offset by a gain as a result of the weakening of the British pound sterling and the Euro compared to the U.S. dollar, which impacts the internal reinsurance transactions between our U.K. and Irish insurance subsidiaries and our Bermuda reinsurance company.

Provision (benefit) for Income Tax. Income tax provision for the three months ended September 30, 2016 was $23.2 million, which resulted in an effective tax rate of 19.9%, compared to an income tax benefit of $10.8 million, which resulted in an effective tax rate of (6.3)%, for the three months ended September 30, 2015. We did not have any benefit from utilization of equalization reserves of our Luxembourg reinsurers in either period. The overall increase in the effective tax rate in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 resulted from a significant favorable return to provision adjustment in the third quarter of 2015 compared to slight unfavorable return to provision adjustment in the third quarter of 2016.

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

Service and Fee Income. Service and fee income increased $75.8 million, or 24.3%, to $387.0 million from $311.2 million for the nine months ended September 30, 2016 and 2015, respectively. Approximately $67 million of the increase is attributable to the acquisition of Warranty Solutions. Fees for services provided to Maiden, NGHC and ACP Re increased by approximately $3 million and fees for product warranty registration and claims handling services increased by $13 million.

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $131.3 million, or 17.7%, to $870.9 million for the nine months ended September 30, 2016 from $739.7 million for the nine months ended September 30, 2015. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the nine months ended September 30, 2016 and 2015 was $447.8 million and $389.0 million, respectively. Ceding commission increased period over period as a result of increases in gross written premium and a small decrease in our retention of gross written premium. On a consolidated basis, we retained 61.3% of our gross written premium for the nine months ended September 30, 2016, compared to retaining 61.6% of our gross written premium in the comparable period in 2015. Our overall expense ratio increased period over period as a percentage of earned premium, to 25.3% from 24.9% during the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to higher policy acquisition expenses in our Specialty Risk and Extended Warranty and Small Commercial Business segments.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries increased $52.8 million, or 13.4%, to $446.3 million for the nine months ended September 30, 2016 from $393.5 million for the nine months ended September 30, 2015. The $52.8 million increase resulted primarily from an increase in investment income. Additionally, we benefited from an increase in earned premium, partially offset by a higher combined ratio.

Net Interest Expense. Net interest expense for the nine months ended September 30, 2016 was $55.9 million, compared to $38.2 million for the same period in 2015. The majority of the increase related to additional interest expense of approximately $12.4 million incurred from the issuance of an aggregate of $285 million of subordinated notes in June and September 2015. Additionally, we incurred interest expense related to additional debt issued and assumed in connection with the Republic acquisition, along with an overall increase in use of letters of credit.

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

Foreign Currency Gain (Loss). The foreign currency transaction loss was $78.1 million during the nine months ended September 30, 2016 compared to a transaction gain of $13.8 million during the same period in 2015. The loss during the nine months ended September 30, 2016 was the result of the weakening of the British pound sterling compared to the Euro, which negatively impacted our U.K. insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of each reporting period.

Provision (benefit) for Income Tax. Income tax provision for the nine months ended September 30, 2016 was $66.0 million, which resulted in an effective tax rate of 16.9%, compared to an income tax benefit of $16.7 million, which resulted in an effective tax rate of 4.3% for the nine months ended September 30, 2015. The overall increase in the effective tax rates in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 resulted from a change in profitability by jurisdiction, a significant favorable return to provision adjustment in the third quarter of 2015 compared to a slightly unfavorable return to provision adjustment in third quarter of 2016, and the release of a valuation allowance on a deferred tax asset in the second quarter of 2016.

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

Small Commercial Business Segment Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Gross written premium	$998,071	$797,655	$3,124,761	$2,574,602

Net written premium	$457,871	$459,290	$1,684,037	$1,499,922
Change in unearned premium	59,127	34,364	(89,967)	(99,218)
Net earned premium	516,998	493,654	1,594,070	1,400,704

Loss and loss adjustment expense	(344,531)	(320,391)	(1,060,165)	(909,081)
Acquisition costs and other underwriting expenses	(134,520)	(132,129)	(418,201)	(371,416)
	(479,051)	(452,520)	(1,478,366)	(1,280,497)
Underwriting income	$37,947	$41,134	$115,704	$120,207

Key measures:
Net loss ratio	66.6%	64.9%	66.5%	64.9%
Net expense ratio	26.1%	26.8%	26.2%	26.5%
Net combined ratio	92.7%	91.7%	92.7%	91.4%

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $2.4 million, or 1.8%, to $134.5 million for the three months ended September 30, 2016 from $132.1 million for the three months ended September 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $71.9 million and $70.8 million earned during the three months ended September 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a consistent allocation of ceding co mmission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.1% and 26.8% for the three months ended September 30, 2016 and 2015, respectively. The decrease was a result of business fronted by Republic that generates expenses that are fully reimbursed by the insurance carrier for which it fronts, along with our continuing efforts to leverage our existing workforce and infrastructure.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased $3.2 million, or 7.7%, to $37.9 million for the three months ended September 30, 2016 from $41.1 million for the three months ended September 30, 2015. The increase resulted primarily from an increase to earned premium and a decrease in the expense ratio during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, partially offset by an increase in the loss ratio.

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $46.8 million, or 12.6%, to $418.2 million for the nine months ended September 30, 2016 from $371.4 million for the nine months ended September 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $218.5 million and $195.0 million earned during the nine months ended September 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.2% and 26.5% for the nine months ended September 30, 2016 and 2015, respectively, and decreased primarily from earned premium increasing at a larger rate compared to the increase in acquisition costs and other underwriting expenses. The business fronted by Republic, which was a large percentage of the business in this segment during the nine months ended September 30, 2016, has much lower expenses than the business in the comparative 2015 period.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net premiums earned less expenses included in combined ratio increased $4.5 million, or 3.7%, to $115.7 million for the nine months ended September 30, 2016 from $120.2 million for the nine months ended September 30, 2015. The increase resulted primarily from an increase to earned premium and a decrease in the expense ratio, partially offset by an increase in the loss ratio during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Gross written premium	$598,977	$577,284	$1,779,984	$1,528,017

Net written premium	$448,845	$380,600	$1,233,739	$975,073
Change in unearned premium	(21,526)	(30,218)	(126,695)	(11,592)
Net earned premium	427,319	350,382	1,107,044	963,481

Loss and loss adjustment expense	(293,956)	(253,136)	(736,220)	(647,121)
Acquisition costs and other underwriting expenses	(86,240)	(70,620)	(237,864)	(199,874)
	(380,196)	(323,756)	(974,084)	(846,995)
Underwriting income	$47,123	$26,626	$132,960	$116,486

Key measures:
Net loss ratio	68.8%	72.2%	66.5%	67.2%
Net expense ratio	20.2%	20.2%	21.5%	20.7%
Net combined ratio	89.0%	92.4%	88.0%	87.9%

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $15.6 million, or 22.1%, to $86.2 million for the three months ended September 30, 2016 from $70.6 million for the three months ended

September 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $50.4 million and $37.8 million earned during the three months ended September 30, 2016 and 2015, respectively. The ceding commission was consistent period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 20.2% for each of the three months ended September 30, 2016 and September 30, 2015.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $20.5 million, or 77.0%, to $47.1 million for the three months ended September 30, 2016 from $26.6 million for the three months ended September 30, 2015. The increase was attributable to an increase in the segment's earned premium and a decrease in the segment’s loss ratio during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $38.0 million, or 19.0%, to $237.9 million for the nine months ended September 30, 2016 from $199.9 million for the nine months ended September 30, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $125.8 million and $105.5 million earned during the nine months ended September 30, 2016 and 2015, respectively. The ceding commission was consistent period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 21.5% for the nine months ended September 30, 2016 compared to 20.7% for the nine months ended September 30, 2015. The increase in the expense ratio resulted from increases in policy acquisition expenses from our acquisition of Warranty Solutions.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $16.5 million, or 14.1%, to $133.0 million for the nine months ended September 30, 2016 from $116.5 million for the nine months ended September 30, 2015. The increase was attributable to an increase in the segment's earned premium and a decrease in the segment’s loss ratio during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Specialty Program Segment Results of Operations for The Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)	(As restated)	(As restated)
Gross written premium	$437,050	$405,875	$1,135,539	$1,087,719

Net written premium	$309,334	$303,093	$787,389	$719,898
Change in unearned premium	(57,415)	(101,721)	(36,233)	(120,328)
Net earned premium	251,919	201,372	751,156	599,570

Loss and loss adjustment expense	(172,561)	(136,077)	(514,129)	(405,160)
Acquisition costs and other underwriting expenses	(83,232)	(57,973)	(214,872)	(168,385)
	(255,793)	(194,050)	(729,001)	(573,545)
Underwriting income	$(3,874)	$7,322	$22,155	$26,025

Key measures:
Net loss ratio	68.5%	67.6%	68.4%	67.6%
Net expense ratio	33.0%	28.8%	28.7%	28.1%
Net combined ratio	101.5%	96.4%	97.1%	95.7%

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $25.3 million, or 43.6%, to $83.2 million for the three months ended September 30, 2016 from $58.0 million for the same period in 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $39.0 million and $30.9 million earned during the three months ended September 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received its proportionate share of our overall policy acquisition expense. The expense ratio was 33.0% for the three months ended September 30, 2016 compared to 28.8% for the three months ended September 30, 2015. The increase in the expense ratio during the three months ended September 30, 2016 to the acquisition of Republic, which had higher salary expense and other underwriting expenses.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio decreased $11.2 million, or 153%, to $(3.9) million for the three months ended September 30, 2016 from $7.3 million for the three months ended September 30, 2015. The decrease resulted from an increase in the combined ratio in 2016 compared to 2015.

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

Acquisition Costs and Other Underwriting Expenses. Acquisition costs and other underwriting expenses increased $46.5 million, or 27.6%, to $214.9 million for the nine months ended September 30, 2016 from $168.4 million for the same period in 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $107.6 million and $88.5 million earned during the nine months ended September 30, 2016 and 2015, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 28.7% for the nine months ended September 30, 2016 compared to 28.1% for the nine months ended September 30, 2015. The increase in the expense ratio during the nine months ended September 30, 2016 related to the acquisition of Republic, which had higher salary expense and other underwriting expenses.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio increased $3.9 million, or 14.9%, to $22.2 million for the nine months ended September 30, 2016 from $26.0 million for the nine months ended September 30, 2015 due to an increase in earned premium, partially offset by an increase in the combined ratio in 2016 compared to 2015.

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

The following table is summary of our statement of cash flows:

	Nine Months Ended September 30,
	2016	2015
(Amounts in Thousands)	(As restated)	(As restated)
Cash and cash equivalents provided by (used in):
Operating activities	$880,660	$584,837
Investing activities	(873,264)	(1,024,413)
Financing activities	147,486	486,489

Net cash provided by operating activities for the nine months ended September 30, 2016 increased compared to cash provided by operating activities in the nine months ended September 30, 2015. The increase in cash provided from operations resulted primarily from an increase in reinsurance premium payable, loss and loss expense reserves and deferred tax liabilities in 2016 compared to 2015.

Net cash used in investing activities was approximately $873.3 million during the nine months ended September 30, 2016 and consisted primarily of approximately $442 million for the net purchase of fixed maturity securities, equity securities and short-term investments, approximately $176 million for an increase in restricted cash, approximately $139 million for acquisitions, and approximately $112 million for capital expenditures. Net cash used in investing activities was $1,024 million for the nine months ended September 30, 2015 and consisted primarily of approximately $653 million for the net purchase of fixed maturity securities, equity securities, and short-term investments, approximately $71 million for an increase in restricted cash, approximately $220 million for acquisitions and approximately $104 million for capital expenditures, partially offset by the net proceeds of approximately $86 million received from the maturity of life settlement contracts.

Net cash provided by financing activities was approximately $147 million for the nine months ended September 30, 2016 compared to approximately $486 million net cash provided by financing activities during the nine months ended September 30, 2015. In 2016, we issued preferred stock for approximately $417 million and entered into secured loans of approximately $46 million, which was partially offset by common and preferred stock dividends paid of approximately $110 million, and approximately $152 million to repurchase shares of our stock. In 2015, we issued preferred stock for approximately $177 million, common stock for approximately $172 million, issued $285 million in subordinated notes, and utilized our revolving credit facility for $10 million, which was partially offset by common and preferred stock dividends paid of $83 million, and approximately $62 million paid to settle conversions of our 2021 Notes.

Other Material Changes in Financial Position

(Amounts in thousands)	September 30, 2016	December 31, 2015
Selected Assets:
Fixed maturities, available-for-sale	$7,043,815	$5,433,797
Premium receivable, net (As restated)	2,560,239	2,235,953
Reinsurance recoverable	4,040,073	3,007,377

Selected Liabilities:
Loss and loss expense adjustment reserve	9,427,770	7,208,367
Unearned premium (As restated)	4,900,926	4,014,387
Debt	1,235,316	993,067

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

7.50% Subordinated Notes due 2055

We have outstanding $135 million aggregate principal amount of our 7.50% subordinated notes due 2055 (the "7.50% 2055 Notes"), with a carrying value of approximately $131 million, that bear interest at a rate equal to 7.50% per year, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing December 15, 2015. The 7.50% 2055 Notes mature on September 15, 2055. We have the right to redeem the 7.50% 2055 Notes, in whole or in part, on September 16, 2020, or on any interest payment date thereafter, at a redemption price equal to 100% of the principal amount of the 7.50% 2055 Notes plus accrued and unpaid interest to, but not including, the date of redemption. The 7.50% 2055 Notes are our subordinated unsecured obligations and are structurally subordinated to all existing and future indebtedness, liabilities and other obligations of our subsidiaries. Interest expense, including amortization of deferred origination costs, recognized on the 7.50% 2055 Notes was $7.7 million and $.4 million for the nine months ended September 30, 2016 and 2015, respectively. For further information on the 7.50% 2055 Notes, see Note 12. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

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

Cash and Investment Portfolio

Cash, which consists of cash, cash equivalents and restricted cash and cash equivalents, along with our investment portfolio, which consists of fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments and equity investments, increased $1,976 million, or 28.4%, to $8.9 billion for the nine months ended September 30, 2016 from $7.0 billion as of December 31, 2015. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the nine months ended September 30, 2016 compared to December 31, 2015 was primarily attributable to the acquisition of ARI, Genworth, Nationale Borg and Republic, as well as the utilization of excess cash from our equity offerings during 2016. Our fixed maturity securities had a fair value of $7.0 billion and an amortized cost of $6.8 billion as of September 30, 2016. Our equity securities, including both available-for-sale and trading equity securities, had a fair value of $200.2 million with a cost of $194.1 million as of September 30, 2016.

Our cash and investment portfolio, exclusive of life settlement contracts, equity investment in unconsolidated related party subsidiaries, and other investments is summarized in the table below by type of investment:

	September 30, 2016		December 31, 2015
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash (As restated)	$1,690,504	18.8%	$1,384,615	19.9%
Short-term investments (As restated)	8,500	0.1	17,171	0.3
U.S. treasury securities	295,721	3.3	70,759	1.0
U.S. government agencies	7,679	0.1	45,558	0.7
Municipals	875,989	9.8	540,426	7.8
Foreign government	142,262	1.6	113,745	1.6
Commercial mortgage back securities	179,717	2.0	151,318	2.2
Residential mortgage backed securities:
Agency backed	1,061,245	11.9	974,838	14.0
Non-agency backed	63,195	0.7	120,229	1.7
Collateralized loan / debt obligations	425,669	4.8	226,094	3.2
Asset-backed securities	25,581	0.3	31,837	0.5
Corporate bonds	3,966,757	44.4	3,158,993	45.2
Preferred stocks	3,996	—	4,989	0.1
Common stocks	196,186	2.2	126,779	1.8
	$8,943,001	100.0%	$6,967,351	100.0%

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

The total impairment charges of our fixed and equity securities classified as available-for-sale for the nine months ended September 30, 2016 and 2015 are presented in the table below:

(Amounts in Thousands)	2016	2015
Equity securities	$19,977	$1,276
Fixed maturity securities	—	8,842
Other investments	—	$—
	$19,977	$10,118

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

Item 4. Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that we determined were also present as of September 30, 2015, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is timely recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As a result of the control deficiencies identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we restated our unaudited quarterly financial information for the fiscal quarters ended September 30, 2016 and 2015. During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Endorsement No. 3 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on November 14, 2016).

10.2
Endorsement No. 4 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on November 14, 2016).

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

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2016 (filed herewith).

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2016 (filed herewith).

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2016 (furnished herewith).

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2016 (furnished herewith).

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 (as restated); (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 (as restated); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (as restated); (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (as restated); and (v) the Notes to Unaudited Consolidated Financial Statements.

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