Form 10-Q
period 2017-06-30
Amtrust Financial Services, Inc.
filed 2017-08-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

As of August 1, 2017, the Registrant had one class of Common Stock ($.01 par value), of which 195,805,323 shares were issued and outstanding.

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except per share amounts.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheets (unaudited)
(In thousands, except par value)

	June 30, 2017	December 31, 2016
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost $7,641,124; $7,315,041)	$7,774,559	$7,398,134
Fixed maturity securities, trading, at fair value (amortized cost $28,162; $29,081)	24,803	33,782
Equity securities, available-for-sale, at fair value (cost $81,478; $126,670)	108,830	137,162
Equity securities, trading, at fair value (cost $92,700; $76,163)	84,574	81,960
Short-term investments	239	—
Equity investment in unconsolidated subsidiaries – related party	—	151,332
Other investments (related party $71,057; $72,328)	139,661	152,187
Total investments	8,132,666	7,954,557
Cash and cash equivalents	891,591	567,771
Restricted cash and cash equivalents	855,672	713,338
Accrued interest and dividends	60,916	54,680
Premiums receivable, net	3,093,247	2,802,167
Reinsurance recoverable (related party $2,779,753; $2,452,242)	5,395,374	4,329,521
Prepaid reinsurance premium (related party $1,257,767; $1,133,485)	2,168,554	1,994,092
Other assets (related party $152,297; $189,223; recorded at fair value $396,782; $356,856)	1,798,475	1,712,165
Deferred policy acquisition costs	1,121,172	928,920
Property and equipment, net	462,343	314,332
Goodwill	808,208	686,565
Intangible assets	539,978	556,560
Total assets	$25,328,196	$22,614,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Loss and loss adjustment expense reserves	$11,149,511	$10,140,716
Unearned premiums	5,297,190	4,880,066
Ceded reinsurance premiums payable (related party $755,666; $633,638)	856,995	804,882
Funds held under reinsurance treaties	121,940	70,868
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at fair value	64,947	36,394
Securities sold under agreements to repurchase, at contract value	31,698	160,270
Accrued expenses and other liabilities (recorded at fair value $103,329; $76,840)	2,455,657	1,651,626
Debt (net of debt issuance cost of $15,611, $15,960)	1,284,629	1,234,900
Total liabilities	21,430,542	19,147,697
Commitments and contingencies
Redeemable non-controlling interest	1,180	1,358
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 210,751 and 196,455 issued in 2017 and 2016, respectively; 195,787 and 170,508 outstanding in 2017 and 2016, respectively	2,108	1,965
Preferred stock, $0.01 par value; 10,000 shares authorized; 5,399 issued and outstanding; $913,750 aggregated liquidation preference in 2017 and 2016, respectively	913,750	913,750
Additional paid-in capital	1,625,974	1,384,922
Treasury stock at cost; 14,964 and 25,947 shares in 2017 and 2016, respectively	(243,669)	(310,883)
Accumulated other comprehensive loss, net of tax	(4,835)	(125,722)
Retained earnings	1,370,190	1,405,071
Total AmTrust Financial Services, Inc. equity	3,663,518	3,269,103
Non-controlling interest	232,956	196,510
Total stockholders’ equity	3,896,474	3,465,613
Total liabilities and stockholders’ equity	$25,328,196	$22,614,668

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		( As restated)		( As restated)
Revenues:
Premium income:
Net written premium	$1,371,902	$1,268,436	$2,715,968	$2,489,115
Change in unearned premium	8,807	(86,684)	(112,727)	(233,081)
Net earned premium	1,380,709	1,181,752	2,603,241	2,256,034
Service and fee income (related parties - three months $35,596; $21,608 and six months $55,931 and $41,771)	168,446	124,306	305,942	253,111
Net investment income	49,226	50,745	112,551	100,160
Net realized gain on investments	23,455	15,099	32,070	23,074
Total revenues	1,621,836	1,371,902	3,053,804	2,632,379
Expenses:
Loss and loss adjustment expense	1,024,478	784,393	1,864,812	1,499,466
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $158,231; $145,610, and six months $311,933; $284,001)	373,195	294,477	701,410	566,945
Other	199,860	134,344	362,713	263,611
Total expenses	1,597,533	1,213,214	2,928,935	2,330,022
Income before other income (loss), (benefit) provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	24,303	158,688	124,869	302,357
Other income (loss):
Interest expense (net of interest income - related party - three months $1,160; $2,187 and six months $2,318 and $4,375)	(24,229)	(17,912)	(47,830)	(33,786)
(Loss) gain on investment in life settlement contracts net of profit commission	(1,261)	12,676	7,349	23,406
Foreign currency loss	(58,948)	(28,995)	(76,916)	(67,228)
Gain on acquisition	—	39,097	—	48,775
Total other (loss) income	(84,438)	4,866	(117,397)	(28,833)
(Loss) income before (benefit) provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	(60,135)	163,554	7,472	273,524
(Benefit) provision for income taxes	(19,727)	23,807	1,629	42,767
(Loss) income before equity in earnings of unconsolidated subsidiaries	(40,408)	139,747	5,843	230,757
Equity in earnings of unconsolidated subsidiaries – related parties	69,531	4,802	73,488	10,578
Net income	$29,123	$144,549	$79,331	$241,335
Net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	(6,723)	(5,817)	(17,728)	(9,834)
Net income attributable to AmTrust Financial Services, Inc.	$22,400	$138,732	$61,603	$231,501
Dividends on preferred stock	(16,571)	(11,576)	(33,142)	(20,367)
Net income attributable to AmTrust common stockholders	$5,829	$127,156	$28,461	$211,134
Earnings per common share:
Basic earnings per share	$0.03	$0.73	$0.16	$1.21
Diluted earnings per share	$0.03	$0.73	$0.16	$1.20
Dividends declared per common share	$0.17	$0.15	$0.34	$0.30
See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Net income	$29,123	$144,549	$79,331	$241,335
Other comprehensive income, net of tax:
Foreign currency translation adjustments	62,663	(32,809)	76,526	(80,003)
Change in fair value of interest rate swap	28	168	120	287
Unrealized gain on securities:
Gross unrealized holding gain	66,029	170,466	98,060	298,119
Tax expense arising during period	16,521	62,093	22,961	106,772
Net unrealized holding gain	49,508	108,373	75,099	191,347
Reclassification adjustments for investment gain included in net income, net of tax:
Other-than-temporary impairment loss	—	(10,537)	—	(10,537)
Other net realized (gain) loss on investments	(19,228)	2,920	(30,858)	2,492
Reclassification adjustments for investment gain included in net income:	(19,228)	(7,617)	(30,858)	(8,045)
Other comprehensive income, net of tax	92,971	68,115	120,887	103,586
Comprehensive income	122,094	212,664	200,218	344,921
Less: Comprehensive income attributable to redeemable non-controlling interest and non-controlling interest	6,723	5,817	17,728	9,834
Comprehensive income attributable to AmTrust Financial Services, Inc.	$115,371	$206,847	$182,490	$335,087

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
		(As restated)
Cash flows from operating activities:
Net income	$79,331	$241,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,503	59,865
Net amortization of bond premium or discount	10,841	9,707
Equity earnings on investment in unconsolidated subsidiaries (1)	(73,488)	(10,578)
Gain on investment in life settlement contracts, net	(7,349)	(23,406)
Net realized gain on investments	(32,070)	(40,030)
Non-cash write-down of investments	—	16,956
Discount on notes payable	3,256	2,910
Stock based compensation	11,099	11,542
Bad debt expense	17,407	8,241
Foreign currency loss	76,916	67,228
Gain on acquisition	—	(48,775)
Changes in assets - (increase) decrease:
Premiums and notes receivables	(188,177)	(376,594)
Reinsurance recoverable	(1,051,177)	(174,241)
Deferred policy acquisition costs	(184,328)	(104,759)
Prepaid reinsurance premiums	(172,816)	(392,881)
Other assets	(77,869)	205,431
Changes in liabilities - increase (decrease):
Ceded reinsurance premium payable	102,322	185,275
Loss and loss adjustment expense reserve	685,405	780,599
Unearned premiums	304,162	383,135
Funds held under reinsurance treaties	46,751	(28,041)
Accrued expenses and other liabilities	645,831	(124,170)
Net cash provided by operating activities	277,550	648,749
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,112,415)	(1,100,754)
Purchases of equity securities, available-for-sale	(11,223)	(20,424)
Purchase of equity securities, trading	(312,912)	(100,087)
Purchase of other investments	(15,593)	(11,345)
Sales, maturities, paydowns of fixed maturities, available-for-sale	988,305	699,304
Sales of equity securities, available-for-sale	151,676	11,697
Sales of equity securities, trading	309,415	102,267
Sales of other investments	65,730	1,242
Net sale of short term investments	34	7,303
Net sale (purchase) of securities sold but not purchased	21,486	(17,448)
Payment of life settlement contracts	(16,473)	—
Receipt of life settlement contract proceeds	33,163	8,058
Acquisition of subsidiaries, net of cash received (2)	(97,786)	(118,607)
Sale of equity method investment (1)	211,290	—
Increase in restricted cash and cash equivalents	(129,264)	(211,285)
Purchase of property and equipment	(188,743)	(84,094)
Net cash used in investing activities	(103,310)	(834,173)

	Six Months Ended June 30,
	2017	2016
		As restated
Cash flows from financing activities:
Repurchase agreements, net	(128,572)	366,860
Secured loan agreements borrowings	105,559	39,361
Secured loan agreements payments	(7,488)	(3,569)
Promissory notes payments	(52,343)	—
Financing fees	(154)	—
Common stock issuance	298,747	276
Common stock repurchase	—	(103,509)
Preferred stock issuance	—	139,070
Contingent consideration payments	(5,011)	(23,446)
Non-controlling interest capital contributions from consolidated subsidiaries, net	12,437	(5,301)
Stock option exercise and other	(1,438)	(7,084)
Dividends distributed on common stock	(58,097)	(52,624)
Dividends distributed on preferred stock	(33,142)	(20,367)
Net cash provided by financing activities	130,498	329,667
Effect of exchange rate changes on cash	19,082	(20,613)
Net increase in cash and cash equivalents	323,820	123,630
Cash and cash equivalents, beginning of the year	567,771	1,003,916
Cash and cash equivalents, end of the period	$891,591	$1,127,546
(1) 2017 amounts relate to the sale of shares of National General Holding Corp. See Note 10 for more information.
(2) Primarily relates to the acquisitions of AmeriHeath Casualty Insurance Company, PDP Group, Inc., and other immaterial subsidiaries. See Note 11 for more information.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K ("Form 10-K") filed with the SEC.

All material inter-company transactions and accounts have been eliminated in the consolidated financial statements.

To facilitate period-to-period comparisons, certain reclassifications have been made to prior period consolidated financial statement amounts to conform to current period presentation.

As previously disclosed, on March 14, 2017, the Audit Committee of our Board of Directors, in consultation with management and our current and former independent registered public accounting firms, concluded that our previously issued Consolidated Financial Statements for fiscal years 2015 and 2014, along with each of the four quarters included in fiscal year 2015 as well as the first three quarters of fiscal year 2016, needed to be restated. Accordingly, within this report, we have included restated unaudited quarterly financial statements for the second quarter of 2016. See our Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q/A for the period ended June 30, 2016 for more information.

2.Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2017, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance, to the Company.

Recent Accounting Standards, Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The adoption of this guidance on January 1, 2017 did not have a material effect on the Company's results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance requires the equity method investor to add the cost of acquiring additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company adopted this guidance on a prospective basis. The adoption of this guidance on January 1, 2017 did not have a material effect on the Company's results of operations, financial position or cash flows.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amended guidance in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence prescribed by Topic 815. The Company adopted this guidance on a modified retrospective basis. The adoption of this guidance on January 1, 2017 did not have a material effect on the Company's results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Company adopted this guidance on a modified retrospective basis. The adoption of this guidance on January 1, 2017 did not have a material effect on the Company's results of operations, financial position or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance specifies that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted and prospective application is required. The Company early adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or cash flows.

Recent Accounting Standards, Not Yet Adopted

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance shortens the amortization period for the premium on callable debt securities to the earliest call date. The amortization period for the discount on callable debt securities is not changed by the new guidance, and continues to be amortized to maturity. The new guidance more closely aligns interest income recorded on debt securities held at a premium or a discount with the economics of the underlying instrument. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that an employer present service cost in the same line item or items as other current employee compensation costs, and present the remaining components of net benefit cost in one or more separate line items outside of income from operations (if that subtotal is presented). In addition, this ASU limits the components of net benefit cost eligible to be capitalized to service cost. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. This standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

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

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies. As a result, the new guidance will not apply to the derecognition of businesses, nonprofit activities, or financial assets (including equity method investments), or to revenue transactions (contracts with customers). The new guidance also clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. In addition, transfers of nonfinancial assets to another entity in exchange for a noncontrolling ownership interest in that entity will be accounted for under ASC 610-20, removing specific guidance on such partial exchanges from ASC 845, Nonmonetary Transactions. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. This guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment charges. Under the current guidance, if the fair value of a reporting unit is lower than its carrying amount, an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value. Under the new guidance, an entity will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value not to exceed the amount of goodwill allocated to that reporting unit. The guidance is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is evaluating the requirements of this guidance and the potential impact on the Company’s financial position and results of operations.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

3.	Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities classified as available-for-sale as of June 30, 2017 and December 31, 2016, are presented below:

As of June 30, 2017	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Fixed Maturity Securities:
U.S. treasury securities	$356,281	$1,177	$(1,711)	$355,747
U.S. government agencies	13,762	41	(7)	13,796
Municipal bonds	925,039	15,092	(5,318)	934,813
Foreign government	190,445	4,238	(1,113)	193,570
Corporate bonds:
Finance	1,554,129	44,021	(3,080)	1,595,070
Industrial	2,220,747	61,374	(8,288)	2,273,833
Utilities	369,235	10,948	(1,430)	378,753
Commercial mortgage-backed securities	474,262	4,594	(4,551)	474,305
Residential mortgage-backed securities:
Agency backed	902,351	13,527	(6,099)	909,779
Non-agency backed	4,326	2	(95)	4,233
Collateralized loan / debt obligation	501,560	9,747	(385)	510,922
Asset backed securities	128,987	878	(127)	129,738
Total fixed maturity securities	$7,641,124	$165,639	$(32,204)	$7,774,559
Equity Securities:
Preferred stock	$756	$21	$—	$777
Common stock	80,722	28,358	(1,027)	108,053
Total equity securities	$81,478	$28,379	$(1,027)	$108,830

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

As of December 31, 2016	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed Maturity Securities:
U.S. treasury securities	$331,036	$1,235	$(1,617)	$330,654
U.S. government agencies	63,467	282	(17)	63,732
Municipal bonds	860,444	9,603	(15,877)	854,170
Foreign government	149,365	4,237	(726)	152,876
Corporate bonds:
Finance	1,535,606	38,404	(7,722)	1,566,288
Industrial	2,222,843	62,133	(17,115)	2,267,861
Utilities	195,607	4,433	(1,210)	198,830
Commercial mortgage backed securities	178,092	2,464	(2,562)	177,994
Residential mortgage backed securities:
Agency backed	1,210,229	13,685	(13,529)	1,210,385
Non-agency backed	61,646	586	(1,003)	61,229
Collateralized loan / debt obligations	476,767	8,389	(751)	484,405
Asset backed securities	29,939	31	(260)	29,710
Total fixed maturity securities	$7,315,041	$145,482	$(62,389)	$7,398,134
Equity Securities:
Preferred stock	$4,044	$—	$(59)	$3,985
Common stock	122,626	12,899	(2,348)	133,177
Total equity securities	$126,670	$12,899	$(2,407)	$137,162

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2017, the Company's foreign government securities were issued or guaranteed primarily by governments in Europe, Canada and Israel.

Proceeds from the sale of investments in available-for-sale securities were approximately $623,177 and $585,894, respectively, during the three months ended June 30, 2017 and 2016, and were approximately $1,139,981 and $711,001, respectively, for the six months ended June 30, 2017 and 2016.

A summary of the Company’s available-for-sale fixed maturity securities as of June 30, 2017 and December 31, 2016, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$265,819	$266,562	$319,275	$319,882
Due after one through five years	3,152,712	3,216,906	2,956,429	2,998,711
Due after five through ten years	1,737,598	1,780,579	1,645,211	1,683,112
Due after ten years	473,509	481,535	437,452	432,702
Mortgage and asset backed securities	2,011,486	2,028,977	1,956,674	1,963,727
Total fixed maturity securities	$7,641,124	$7,774,559	$7,315,041	$7,398,134

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

The tables below summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturity Securities:
U.S. treasury securities	$296,565	$(1,709)	$689	$(2)	$297,254	$(1,711)
U.S. government agencies	4,261	(7)	—	—	4,261	(7)
Municipal bonds	382,730	(5,087)	8,526	(231)	391,256	(5,318)
Foreign government	78,986	(1,046)	1,933	(67)	80,919	(1,113)
Corporate bonds:
Finance	295,860	(3,068)	4,032	(12)	299,892	(3,080)
Industrial	459,696	(8,024)	11,821	(264)	471,517	(8,288)
Utilities	79,036	(1,429)	507	(1)	79,543	(1,430)
Commercial mortgage-backed securities	254,002	(4,118)	8,165	(433)	262,167	(4,551)
Residential mortgage-backed securities:
Agency backed	405,149	(6,038)	2,488	(61)	407,637	(6,099)
Non-agency backed	1,569	(10)	2,539	(85)	4,108	(95)
Collateralized loan / debt obligations	61,780	(379)	800	(6)	62,580	(385)
Asset backed securities	21,888	(98)	1,587	(29)	23,475	(127)
Total fixed maturity securities	$2,341,522	$(31,013)	$43,087	$(1,191)	$2,384,609	$(32,204)
Equity Securities:
Common stock	$12,077	$(1,027)	$—	$—	$12,077	$(1,027)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturity Securities:
U.S. treasury securities	$293,155	$(1,613)	$22,989	$(4)	$316,144	$(1,617)
U.S. government agencies	7,866	(17)	—	—	7,866	(17)
Municipal bonds	519,578	(15,207)	15,742	(670)	535,320	(15,877)
Foreign government	128,863	(688)	12,659	(38)	141,522	(726)
Corporate bonds:
Finance	1,071,982	(7,210)	16,840	(512)	1,088,822	(7,722)
Industrial	1,200,129	(13,648)	114,035	(3,467)	1,314,164	(17,115)
Utilities	119,488	(423)	10,391	(787)	129,879	(1,210)
Commercial mortgage-backed securities	71,780	(1,654)	10,910	(908)	82,690	(2,562)
Residential mortgage-backed securities:
Agency backed	718,098	(13,469)	8,144	(60)	726,242	(13,529)
Non-agency backed	24,372	(869)	4,462	(134)	28,834	(1,003)
Collateralized loan / debt obligations	97,923	(433)	32,937	(318)	130,860	(751)
Asset backed securities	9,220	(124)	4,926	(136)	14,146	(260)
Total fixed maturity securities	$4,262,454	$(55,355)	$254,035	$(7,034)	$4,516,489	$(62,389)
Equity Securities:
Preferred stock	$529	$(30)	$—	$(29)	$529	$(59)
Common stock	46,254	(1,394)	9,991	(954)	56,245	(2,348)
Total equity securities	$46,783	$(1,424)	$9,991	$(983)	$56,774	$(2,407)

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

There are 1,695 and 2,125 securities at June 30, 2017 and December 31, 2016, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be other-than-temporarily impaired ("OTTI"). At June 30, 2017, the Company determined that the unrealized losses on fixed maturity securities were primarily due to market interest rate movements since their date of purchase. On a quarterly basis, the Company analyzes securities in an unrealized loss position for OTTI. The Company considers an investment to be impaired when it has been in an unrealized loss position greater than a de minimis threshold for over 12 months, excluding securities backed by the U.S. government (e.g., U.S. treasury securities or agency-backed residential mortgage-backed securities). Additionally, the Company reviews whether any of the impaired positions related to securities for which OTTI was previously recognized, and whether the Company intends to sell any of the securities in an unrealized loss position.

Once the Company completes the analysis described above, each security is further evaluated to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. The Company considers many factors in completing its quarterly review of securities with unrealized losses for OTTI. For equity securities, the Company considers the length of time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. For fixed maturity securities, the Company considers among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, adverse conditions and near-term prospects for improvement specifically related to the issuer, industry or geographic area, the historical and implied volatility of the fair value of the security, any information obtained from regulators and rating agencies, the issuer’s capital strength and the payment structure of the security and the likelihood the issuer will be able to make payments in the future (or the historical failure of the issuer to make scheduled interest or principal payments or payment of dividends).

For equity securities, a decline in fair value that is considered to be other-than-temporary is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. For fixed maturity securities where the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a decline in fair value is considered to be other-than-temporary and is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. If the decline in fair value of a fixed maturity security below its amortized cost is considered to be other-than-temporary based upon other considerations, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the other-than-temporary impairment, which is recognized in net income, resulting in a new cost basis for the security. Any remaining decline in fair value represents the non-credit portion of the other-than-temporary impairment, which is recognized in other comprehensive income (loss).

There were no credit-related OTTI charges for the three and six months ended June 30, 2017.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

(b) Trading Securities

The original or amortized cost, estimated fair value and gross unrealized gains and losses of trading securities as of June 30, 2017 and December 31, 2016 are presented in the tables below:

As of June 30, 2017	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed Maturity Securities
Municipal bonds	$837	$—	$(8)	$829
Corporate bonds:
Industrial	27,325	140	(3,491)	23,974
Total Fixed Maturity Securities	$28,162	$140	$(3,499)	$24,803
Common stock	$92,700	$2,847	$(10,973)	$84,574

As of December 31, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed Maturity Securities
Corporate bonds:
Industrial	$24,151	$4,379	$—	$28,530
Utilities	4,930	322	—	5,252
Total Fixed Maturity Securities	$29,081	$4,701	$—	$33,782
Common stock	$76,163	$9,842	$(4,045)	$81,960

Proceeds from the sale of investments in trading securities were approximately $177,570 and $49,517, respectively, during the three months ended June 30, 2017 and 2016, and were approximately $309,415 and $102,267, respectively, during the six months ended June 30, 2017 and 2016.

The table below shows the portion of trading gains and losses for the period related to trading securities still held during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net gains and losses recognized during the period on trading securities	$(11,980)	$(260)	$(15,240)	$2,496
Less: Net gains and losses recognized during the period on trading securities sold during the period	(2,065)	1,014	651	7,387
Unrealized gains and losses recognized during the reporting period on trading securities still held at the reporting date	$(9,915)	$(1,274)	$(15,891)	$(4,891)

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

(c) Investment Income

Net investment income for the three and six months ended June 30, 2017 and 2016 was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturity securities, available-for-sale	$69,381	$46,235	$126,650	$92,428
Equity securities, available-for-sale	169	4,098	1,569	6,462
Fixed maturity securities, trading	—	—	1,032	—
Equity securities, trading	2	(125)	20	(278)
Cash and short term investments	1,888	686	3,282	1,772
Other invested assets(1)	(19,240)	—	(15,001)	—
	52,200	50,894	117,552	100,384
Less:
Investment expenses	(2,974)	(149)	(5,001)	(224)
	$49,226	$50,745	$112,551	$100,160

(1) Includes losses from equity method investments.

(d) Realized Gains and Losses

The tables below summarize the gross and net realized gains and (losses) for the three and six months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities, available-for-sale	$14,136	$(793)	$13,343
Equity securities, available-for-sale	7,288	(958)	6,330
Fixed maturity securities, trading	2,819	(4,335)	(1,516)
Equity securities, trading	2,401	(12,865)	(10,464)
Other investments	15,762	—	15,762
	$42,406	$(18,951)	$23,455

Three Months Ended June 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities, available-for-sale	$35,008	$(1,571)	$33,437
Equity securities, available-for-sale	608	(658)	(50)
Equity securities, trading	5,315	(5,575)	(260)
Other investments	4	(1,076)	(1,072)
Write-down of equity securities, available-for-sale	—	(16,956)	(16,956)
	$40,935	$(25,836)	$15,099

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

Six Months Ended June 30, 2017	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities, available-for-sale	$22,447	$(2,056)	$20,391
Equity securities, available-for-sale	12,511	(1,599)	10,912
Fixed maturity securities, trading	5,193	(9,769)	(4,576)
Equity securities, trading	8,487	(19,151)	(10,664)
Other investments	16,027	(20)	16,007
	$64,665	$(32,595)	$32,070

Six Months Ended June 30, 2016	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities, available-for-sale	$39,811	$(1,617)	$38,194
Equity securities, available-for-sale	1,268	(799)	469
Equity securities, trading	14,927	(12,431)	2,496
Other investments	4	(1,133)	(1,129)
Write-down of equity securities, available-for-sale	—	(16,956)	(16,956)
	$56,010	$(32,936)	$23,074

On June 9, 2017, the Company announced that it entered into agreements to sell 10,586 common shares of National General Holdings Corp. (“NGHC”), a related party, at a price of $20.00 per share (representing a discount of 8.3% to NGHC's common stock closing market price on the Nasdaq Stock Exchange on June 8, 2017). The sale was completed through separate, privately negotiated purchase agreements with unaffiliated third parties and resulted in a $68,425 realized gain, which is reflected in the Equity in earnings of unconsolidated subsidiaries - related parties caption on the Consolidated Statements of Income.

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain high grade securities. The fair values of the Company's restricted assets as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Restricted cash and cash equivalents	$855,672	$713,338
Restricted investments - fixed maturity at fair value	2,602,094	2,126,216
Total restricted cash, cash equivalents, and investments	$3,457,766	$2,839,554

(g) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. For more information related to these agreements, please see Note 4 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s liability for securities to be delivered is measured at their fair value and was $64,947 and $36,394 as of June 30, 2017 and December 31, 2016, respectively.

From time to time, the Company enters into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of June 30, 2017, the Company had two outstanding repurchase agreements with one counter-party. The principal amount of these agreements totaled $31,698, which approximates fair value. These repurchase agreements bore interest at a rate of 1.37%. The Company had approximately $33,149 of collateral pledged in support of these agreements. Interest expense associated with these repurchase agreements was $12 for the three and six months ended June 30, 2017. As of December 31, 2016, the Company had thirteen repurchase agreements with an outstanding principal amount of $160,270, which approximates fair value, at interest rates between 0.75% and 0.90%. The Company had approximately $175,700 of collateral pledged in support of these agreements.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2017 and December 31, 2016:

As of June 30, 2017	Total	Level 1	Level 2	Level 3
Financial Assets:
U.S. treasury securities	$355,747	$355,747	$—	$—
U.S. government agencies	13,796	—	13,796	—
Municipal bonds	935,642	—	935,642	—
Foreign government	193,570	—	191,359	2,211
Corporate bonds and other bonds:
Finance	1,595,070	—	1,581,452	13,618
Industrial	2,297,807	—	2,295,722	2,085
Utilities	378,753	—	378,753	—
Commercial mortgage-backed securities	474,305	—	450,707	23,598
Residential mortgage-backed securities:
Agency backed	909,779	—	909,779	—
Non-agency backed	4,233	—	4,233	—
Collateralized loan / debt obligations	510,922	—	510,922	—
Asset-backed securities	129,738	—	129,738	—
Equity securities, available-for-sale	108,830	86,584	898	21,348
Equity securities, trading	84,574	82,498	25	2,051
Life settlement contracts	396,782	—	—	396,782
Total Financial Assets	$8,389,548	$524,829	$7,403,026	$461,693
Financial Liabilities:
Securities sold but not yet purchased, at fair value	$64,947	$64,947	$—	$—
Securities sold under agreements to repurchase, at contract value	31,698	—	31,698	—
Life settlement contract profit commission	5,714	—	—	5,714
Contingent consideration	97,615	—	—	97,615
Total Financial Liabilities	$199,974	$64,947	$31,698	$103,329

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

As of December 31, 2016	Total	Level 1	Level 2	Level 3
Financial Assets:
U.S. treasury securities	$330,654	$330,654	$—	$—
U.S. government agencies	63,732	—	63,732	—
Municipal bonds	854,170	—	854,170	—
Foreign government	152,876	—	149,298	3,578
Corporate bonds and other bonds:
Finance	1,566,288	—	1,559,800	6,488
Industrial	2,296,391	—	2,291,351	5,040
Utilities	204,082	—	199,503	4,579
Commercial mortgage-backed securities	177,994	—	177,994	—
Residential mortgage-backed securities:
Agency backed	1,210,385	—	1,186,315	24,070
Non-agency backed	61,229	—	58,109	3,120
Collateralized loan / debt obligations	484,405	—	484,405	—
Asset-backed securities	29,710	—	29,710	—
Equity securities, available-for-sale	137,162	66,228	49,618	21,316
Equity securities, trading	81,960	78,827	—	3,133
Life settlement contracts	356,856	—	—	356,856
Total Financial Assets	$8,007,894	$475,709	$7,104,005	$428,180
Financial Liabilities:
Securities sold but not yet purchased, at fair value	$36,394	$36,394	$—	$—
Fixed maturity securities sold but not yet purchased	160,270	—	160,270	—
Life settlement contract profit commission	4,940	—	—	4,940
Contingent consideration (as restated)	71,657	—	—	71,657
Derivatives	243	—	243	—
Total Financial Liabilities	$273,504	$36,394	$160,513	$76,597

Transfers between Level 1 and Level 2 for all periods presented are due to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs. During the period ended June 30, 2017, there were $34,318 of transfers from Level 2 to Level 1.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and six months ended June 30, 2017 and 2016. The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Balance as of March 31, 2017	Net income (loss)	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2017
Equity securities, trading	$4,117	$(74)	$—	$—	$—	$(1,992)	$2,051
Equity securities, available-for-sale	17,383	—	93	76	(16,748)	20,544	21,348
Fixed maturities, available-for-sale	35,173	—	225	5,166	(2,312)	3,260	41,512
Life settlement contracts	397,493	13,121	—	1,250	(15,082)	—	396,782
Life settlement contract profit commission	(5,599)	(115)	—	—	—	—	(5,714)
Contingent consideration	(72,330)	(3,117)	—	(27,179)	5,011	—	(97,615)
Total	$376,237	$9,815	$318	$(20,687)	$(29,131)	$21,812	$358,364

	Balance as of December 31, 2016	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2017
Equity securities, trading	$3,133	$(422)	$—	$4,484	$(2,134)	$(3,010)	$2,051
Equity securities, available-for-sale	21,316	—	338	76	(16,748)	16,366	21,348
Fixed maturities, available-for-sale	46,875	—	(489)	7,505	(2,775)	(9,604)	41,512
Life settlement contracts	356,856	48,616	—	16,473	(25,163)	—	396,782
Life settlement contract profit commission	(4,940)	(774)	—	—	—	—	(5,714)
Contingent consideration	(71,657)	(3,790)	—	(27,179)	5,011	—	(97,615)
Total	$351,583	$43,630	$(151)	$1,359	$(41,809)	$3,752	$358,364

	Balance as of March 31, 2016	Net income (loss)	Other comprehensive loss	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2016
Equity securities, available-for-sale	$25,556	$—	$(776)	$(16)	$—	$—	$24,764
Life settlement contracts	294,573	28,532	—	11,330	(30,001)	—	304,434
Life settlement contract profit commission	(7,168)	(1,886)	—	—	—	—	(9,054)
Contingent consideration	(73,867)	(3,587)	—	(11,461)	13,143	—	(75,772)
Total	$239,094	$23,059	$(776)	$(147)	$(16,858)	$—	$244,372

	Balance as of January 1, 2016	Net income (loss)	Other comprehensive loss	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of June 30, 2016
Equity securities, available-for-sale	$37,211	$—	$(12,449)	$2	$—	$—	$24,764
Life settlement contracts	264,001	59,161	—	11,330	(30,058)	—	304,434
Life settlement contract profit commission	(15,406)	(9,054)	—	—	15,406	—	(9,054)
Contingent consideration (as restated)	(84,760)	(5,998)	—	(8,460)	23,446	—	(75,772)
Total	$201,046	$44,109	$(12,449)	$2,872	$8,794	$—	$244,372

A reconciliation of net income for life settlement contracts in the above table to gain (loss) on investment in life settlement contracts net of profit commission included in the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$13,121	$28,532	$48,616	$59,161
Premiums paid	(13,460)	(13,354)	(38,734)	(25,456)
Profit commission	(115)	(1,886)	(774)	(9,054)
Other expenses	(807)	(616)	(1,759)	(1,245)
(Loss) gain on investment in life settlement contracts	$(1,261)	$12,676	$7,349	$23,406

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Maturity Investments: As of June 30, 2017, the Company's Level 3 equity securities consisted primarily of privately placed warrants of companies that have publicly traded common stock. The fair value of these equity securities as of June 30, 2017 was derived from the quoted price of the underlying common stock adjusted for other inputs that are not market observable.

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

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: In June 2017, the Company sold 10,586 common shares of NGHC. As a result of the sale, the Company ceased accounting for this investment under the equity method and has classified its remaining $36,069 investment in NGHC common stock as equity securities, available-for-sale. Refer to Notes 3 and 10 for more information.

•	Subordinated Debentures and Debt: The fair value of the Company's debt arrangements as of June 30, 2017 was as follows:

	Carrying Value	Fair Value
6.125% Notes due 2023	$248,322	$246,684
2.75% Convertible senior notes due 2044	169,615	176,132
7.25% Subordinated Notes due 2055	145,265	150,120
7.50% Subordinated Notes due 2055	130,739	137,268
Revolving credit facility	130,000	130,000
Junior subordinated debentures due 2035-2037	122,072	98,600
Trust preferred securities due 2033-2037	92,786	85,811
Republic promissory note	52,343	53,484
Other	193,487	193,487
Total	$1,284,629	$1,271,586

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

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of June 30, 2017 and December 31, 2016, and only includes data for policies to which the Company assigned value at those dates:

	June 30, 2017	December 31, 2016
Average age of insured (years)	83.0	82.8
Average life expectancy, months (1)	103	107
Average face amount per policy	$6,658	$6,572
Effective discount rate (2)	13.0%	12.4%

(1)	Standard life expectancy as adjusted for specific circumstances.

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

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of June 30, 2017 and December 31, 2016:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
June 30, 2017	$(47,918)	$47,529
December 31, 2016	$(44,207)	$43,492

	Change in discount rate (1)
	Plus 1%	Minus 1%
Investment in life policies:
June 30, 2017	$(32,702)	$36,213
December 31, 2016	$(29,881)	$33,155

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

5.Investment in Life Settlements

The Company has a 50% ownership interest in each of two entities (collectively, the "LSC Entities") formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the remaining 50%. The LSC Entities are: Tiger Capital LLC (“Tiger”); and AMT Capital Holdings, S.A. (“AMTCH”).

Capital contributions of $7,000 and $27,000 were made to the LSC Entities during the three and six months ended June 30, 2017, respectively. Capital contributions of $11,000 were made to the LSC Entities during the three months and six ended June 30, 2016. The Company contributed 50% of these capital contributions. The Company recorded a loss of $1,261 and a gain of $12,676 on investment in life settlement contracts, net of profit commission, for the three months ended June 30, 2017 and 2016, respectively, and a gain of $7,349 and $23,406 for the six months ended June 30, 2017 and 2016.

The following tables describe the Company’s investment in life settlements as of June 30, 2017 and December 31, 2016:

Expected Maturity Term in Years	Number of Life Settlement Contracts (in whole numbers)	Fair Value (1)	Face Value
As of June 30, 2017
0-1	—	$—	$—
1-2	1	1,935	2,500
2-3	9	46,545	90,422
3-4	10	34,553	81,000
4-5	14	38,547	85,900
Thereafter	224	275,202	1,437,413
Total	258	$396,782	$1,697,235

Expected Maturity Term in Years	Number of Life Settlement Contracts (in whole numbers)	Fair Value (1)	Face Value
As of December 31, 2016
0-1	—	$—	$—
1-2	2	8,873	12,500
2-3	7	39,495	63,000
3-4	10	37,436	75,422
4-5	10	34,003	82,900
Thereafter	225	237,049	1,405,414
Total	254	$356,856	$1,639,236

(1)
As of June 30, 2017 and December 31, 2016, the Company determined the fair value of 10 and 18 policies, respectively, to be negative and, therefore, assigned a fair value of zero to those policies. For these contracts, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Number of policies with a negative value from discounted cash flow model as of period end (in whole numbers)	10	18
Premiums paid for the preceding twelve month period for period ended	$974	$2,640
Death benefit received	$—	$—

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of June 30, 2017, are as follows:

Premiums Due on Life Settlement Contracts
2017	$51,704
2018	53,042
2019	51,922
2020	47,867
2021	46,039
Thereafter	509,478
Total	$760,052

For additional information relating to the accounting for life settlement contracts, see Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

6. Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for loss and loss adjustment expense reserves ("Loss and LAE") for the three months ended June 30, 2017, and 2016, respectively:

	2017	2016
Loss and LAE, gross of related reinsurance recoverables at beginning of period	$10,630,162	$7,516,089
Less: Reinsurance recoverables at beginning of period	4,042,932	2,731,397
Net balance, beginning of period	6,587,230	4,784,692
Incurred related to:
Current year	951,409	758,212
Prior year	73,069	26,181
Total incurred during the period	1,024,478	784,393
Paid related to:
Current year	(230,377)	(174,915)
Prior year	(535,417)	(468,347)
Total paid during the period	(765,794)	(643,262)
Loss portfolio transfers	—	143,667
Acquired loss and loss adjustment reserves	—	463,115
Retroactive reinsurance adjustment	(698,069)	—
Effect of foreign exchange rates	59,522	(4,060)
Net balance, end of period	6,207,367	5,528,545
Plus reinsurance recoverables at end of period	4,942,144	3,568,863
Loss and LAE, gross of related reinsurance recoverables at end of period	$11,149,511	$9,097,408

The following table provides a reconciliation of the beginning and ending balances for Loss and LAE for the six months ended June 30, 2017, and 2016, respectively:

	2017	2016
Loss and LAE, gross of related reinsurance recoverables at beginning of period	$10,140,716	$7,208,367
Less: Reinsurance recoverables at beginning of period	3,873,786	2,665,187
Net balance, beginning of period	6,266,930	4,543,180
Incurred related to:
Current year	1,772,892	1,397,334
Prior year	91,920	102,132
Total incurred during the period	1,864,812	1,499,466
Paid related to:
Current year	(366,242)	(268,779)
Prior year	(1,148,277)	(947,334)
Total paid during the period	(1,514,519)	(1,216,113)
Loss portfolio transfers	—	312,049
Acquired loss and loss adjustment reserves	200,802	463,115
Retroactive reinsurance adjustment	(698,069)	—
Effect of foreign exchange rates	87,411	(73,152)
Net balance, end of period	6,207,367	5,528,545
Plus reinsurance recoverables at end of period	4,942,144	3,568,863
Loss and LAE, gross of related reinsurance recoverables at end of period	$11,149,511	$9,097,408

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably (adversely) than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE may decrease (increase). The Company's management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s Loss and LAE reserves.
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
The Company's Loss and LAE, gross of related reinsurance recoverables, increased $519,349 and $1,581,319, respectively, during the three months ended June 30, 2017 and 2016, and $1,008,795 and $1,889,041, respectively, during the six months ended June 30, 2017 and 2016. The increase in 2017 primarily related to the acquisition of AmeriHealth Casualty Insurance Company and increased premium writings. The Company had adverse prior period reserve development of $73,069 and $91,920, respectively, during the three and six months ended June 30, 2017. The adverse reserve development was primarily driven by large loss activity in our workers' compensation business primarily within the Small Commercial Business segment as well as higher than expected losses within the workers' compensation and general liability programs within the Specialty Program segment. The increase in 2016 related primarily to increased premium writings, and a loss portfolio transfer. The Company's liabilities for unpaid losses and LAE attributable to prior years increased $26,181 and $102,132, respectively, for the three and six months ended June 30, 2016, primarily due to adverse loss experience in the Company's Specialty Program segment's general liability and auto liability portfolios, and the Company's Small Commercial Business segment's auto liability portfolio.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

7. Debt

The Company’s outstanding debt consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
6.125% Notes due 2023 (the "2023 Notes")	$248,322	$248,185
Secured loan agreements	174,136	75,762
2.75% Convertible senior notes due 2044 (the "2044 Notes")	169,615	166,387
7.25% Subordinated notes due 2055 (the "7.25% 2055 Notes")	145,265	145,202
7.50% Subordinated notes due 2055 (the "7.50% 2055 Notes")	130,739	130,684
Revolving credit facility	130,000	130,000
Junior subordinated debentures (the "2035-2037 Notes")	122,072	122,028
Trust preferred securities (the "2033-2037 TPS Notes")	92,786	92,786
Promissory notes	66,402	118,643
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5,292	5,223
	$1,284,629	$1,234,900

Additionally, the Company utilizes various letters of credit in its operations. The following is a summary of the Company's letters of credit as of June 30, 2017:

	Limit	Outstanding	Available
Revolving credit facility	$175,000	$174,267	$733
Funds at Lloyd's facility	670,942	647,889	23,053
ING Bank N.V., BHF-BANK Aktiengesellschaft, and Deutsche Bank Netherlands N.V. facilities	87,715	68,724	18,991
Comerica bank letters of credit	75,000	53,067	21,933
UniCredit Bank	100,000	100,000	—
Other letters of credit, in aggregate	102,857	102,857	—

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the three and six months ended June 30, 2017 and 2016 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revolving credit facility	$1,529	$1,098	$3,039	$2,254
2021 Notes	117	114	234	229
2044 Notes	3,224	3,116	6,449	6,232
2023 Notes	3,896	3,896	7,793	7,793
2035-2037 Notes	1,420	1,546	2,888	3,061
2033-2037 TPS Notes	1,078	769	2,109	769
7.25% 2055 Notes	2,750	2,750	5,500	5,500
7.50% 2055 Notes	2,559	2,559	5,118	5,118
Secured loan agreements	1,493	178	2,827	367
Promissory notes	1,045	1,397	2,708	1,555
Funds at Lloyd's facility	1,236	1,123	2,715	2,322
Other, including interest income	3,882	(634)	6,450	(1,414)
Total	$24,229	$17,912	$47,830	$33,786

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

Secured loan agreements

On January 12, 2017, the Company, through three wholly-owned subsidiaries, entered into a ten-year secured loan agreement with Teachers Insurance and Annuity Association of America in the aggregate amount of £73,500 (or $97,079 as of June 30, 2017) to finance the purchase of a commercial office building in London, England. The loan bears interest at an annual rate of 3.45% and matures on January 15, 2027. The loan requires quarterly interest payments for the term of the loan, with the principal and any accrued interest to be paid at maturity.

On February 24, 2017, the Company, through a wholly-owned subsidiary, entered into a ten-year secured loan agreement with Citigroup Global Markets Realty Corp. ("Citigroup") in the aggregate amount of $11,350 to finance the purchase of a commercial office building in Alpharetta, Georgia. The loan bears interest at an annual rate of 4.67% and matures on March 6, 2027. The loan requires monthly interest only payments through March 6, 2019, principal and interest payments of approximately $64 through February 6, 2027, with any remaining principal and accrued interest to be paid at maturity.

Promissory Notes

On April 18, 2016, in connection with the acquisition of Republic Companies, Inc. and its affiliates ("Republic"), the Company issued a $104,685 term promissory note to Delek Finance U.S. Inc. (subsequently assigned to Delek Group, Ltd.) as part of the consideration. The principal was to be paid in four equal installments on each of the first four anniversaries of the issuance date. The Company made the first principal payment of approximately $26,171 on March 30, 2017 and prepaid the second principal payment of approximately $25,910 (representing 99% of the principal payment due in April 2018) on June 29, 2017. The parties agreed that the June 29, 2017 prepayment would satisfy in full the April 2018 principal payment. The remaining principal is payable in two equal installments on each of the third and fourth anniversaries of the issuance date.

8. Earnings Per Share

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		As restated		As restated
Numerator:
Net income attributable to AmTrust common stockholders	$5,829	$127,156	$28,461	$211,134

Denominator:
Weighted average common shares outstanding – basic	180,679	173,182	175,799	174,346
Plus: Dilutive effect of stock options, convertible debt, other	849	1,865	1,115	1,881
Weighted average common shares outstanding – dilutive	181,528	175,047	176,914	176,227

Net income per AmTrust common share - basic	$0.03	$0.73	$0.16	$1.21

Net income per AmTrust common share – diluted	$0.03	$0.73	$0.16	$1.20

The Company's anti-dilutive securities excluded from diluted earnings per share calculation were immaterial for the three and six months ended June 30, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

9. Income Taxes

As of June 30, 2017, the Company has U.S. Net Operating Losses ("NOLs") of $26,397 that expire beginning in 2019 through 2036. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $11,048 per year. The Company also has foreign NOLs of $837,227, the majority of which have no expiration. The Company’s management believes that as of June 30, 2017, except for a portion of foreign NOLs, it will realize the benefits of its deferred tax assets. As a result, the Company recorded a valuation allowance of $147,774 and $142,462 as of June 30, 2017 and December 31, 2016, respectively. The increase in the valuation allowance from December 31, 2016 to June 30, 2017 was primarily due to the increase of gross NOLs in Luxembourg, which required a full valuation allowance.

For additional information relating to Income Taxes, see Note 20 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

10. Related Party Transactions

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. ("Maiden") and ACP Re, Ltd. There have been no material changes to these agreements during the six months ended June 30, 2017. For more information related to these agreements, please see Note 17 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Significant Transactions with National General Holding Corp.

NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates twenty-two insurance companies in the United States and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. NGHC's two largest stockholders are the Michael Karfunkel Family 2005 Trust (the "Trust") and a grantor retained annuity trust controlled by Leah Karfunkel. Leah Karfunkel, who is co-trustee of the Trust along with Barry Zyskind, is a member of the Company’s board of directors, and the mother-in-law of Barry Zyskind, the Company’s Chairman, Chief Executive Officer and President. The ultimate beneficiaries of the Trust include Leah Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Barry Karfunkel, the son of Leah Karfunkel and brother-in-law of Barry Zyskind, is the chief executive officer of NGHC and Barry Zyskind is NGHC’s non-executive chairman of the board. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company historically accounted for its investment in NGHC under the equity method as it had the ability to exert significant influence on NGHC's operations. During the three months ended June 30, 2017 and 2016, the Company recorded $1,106 and $4,802 of income, respectively, and $5,063 and $10,578 of income during the six months ended June 30, 2017 and 2016, respectively, related to its investment in NGHC under the equity method of accounting.

On June 9, 2017, the Company announced that it entered into agreements to sell 10,586 common shares of NGHC at a price of $20.00 per share (representing a discount of 8.3% to NGHC's common stock closing market price on the Nasdaq Stock Exchange on June 8, 2017). The sale was completed through separate, privately negotiated purchase agreements with unaffiliated third parties and resulted in a $68,425 realized gain, which is reflected in the Equity in earnings of unconsolidated subsidiaries - related parties caption on the Consolidated Statements of Income. As a result of the transaction, the Company's ownership interest in NGHC decreased from approximately 11.5% to approximately 1.6%.

As a result of the aforementioned sale of NGHC common shares, the Company determined the fair value of its 1,709 remaining shares of NGHC common stock was not material to the Company's total assets or equity securities, available-for-sale, nor was the on-going income derived from the equity method accounting material to the Company's consolidated results of operations. Consequently, the Company ceased to account for its investment in NGHC under the equity method; rather, the Company classified the investment as a component of equity securities, available-for-sale on its consolidated balance sheets.

$300,000 Private Placement

As previously announced, the Company issued 24,096 shares of common stock at a price of $12.45 per share (the closing market price of the Company’s common stock on May 25, 2017), resulting in gross proceeds to the Company of $300,000 through a private placement ("Private Placement"). The Company contributed the proceeds from the Private Placement to the Company's insurance subsidiaries to support their financial strength, continued organic growth, and writing of business. Certain members of the families of each of George Karfunkel, a director of the company, Leah Karfunkel and Barry Zyskind were the sole purchasers in the Private Placement. The purchasers received unregistered common shares in AmTrust, as well as certain rights to register the shares at a future date. Additionally, the purchasers agreed not to transfer the common stock, subject to certain limited exceptions for bona fide estate planning purposes, for a period of one-year from the date of purchase and not to exercise their right to vote their shares of common stock until after the conclusion of the Company's 2018 annual meeting of shareholders.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

11. Acquisitions

AmeriHealth Casualty Insurance Company

On February 28, 2017, the Company completed its previously announced acquisition of AmeriHealth Casualty Insurance Company ("AmeriHealth Casualty"), a workers’ compensation insurance company operating primarily in Pennsylvania and New Jersey. The Company acquired 100% of the outstanding stock of AmeriHealth Casualty for approximately $92,786 in cash, which is subject to a reserve guarantee of approximately $40,000, subject to a 10% loss corridor retained by the Company and payable after five years, based on the development of AmeriHealth Casualty’s loss reserves as of June 30, 2016. As of June 30, 2017, the Company had recorded $37,900 related to the reserve guarantee.

A summary of the preliminary assets acquired and liabilities assumed for AmeriHealth Casualty are as follows:

Assets
Cash and investments	$275,351
Premium receivable	45,288
Accrued interest and dividends	1,162
Reinsurance recoverable	14,512
Other assets	43,696
Goodwill and intangible assets	17,509
Total assets	$397,518
Liabilities
Loss and loss adjustment expense reserves	$227,865
Unearned premiums	49,284
Accrued expenses and other liabilities	27,583
Total liabilities	$304,732
Acquisition price	$92,786

The goodwill and intangible assets, as well as AmeriHealth Casualty's results of operations, are included as a component of the Small Commercial Business segment. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of licenses and agent relationships. As a result of this acquisition, the Company recorded approximately $56,438 of gross written premium during the six months ended June 30, 2017.

PDP Group, Inc.

On May 1, 2017, the Company acquired 100% of the outstanding common stock of PDP Group Inc. ("PDP"), a Maryland-based provider of tailored insurance solutions for auto dealers in North America. The purchase agreement required the Company to pay approximately $49,801 in cash on the acquisition date and contained an earn-out provision that is contingent on PDP meeting certain performance conditions over a three-year period. The Company valued the contingent consideration associated with the earn-out provision at $12,621 as of the acquisition date.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

A summary of the preliminary assets acquired and liabilities assumed for PDP are as follows:

Assets
Cash and investments	$11,826
Premium receivable	29,188
Other assets	705
Property and equipment	776
Goodwill and intangible assets	55,586
Total assets	$98,081

Liabilities
Accrued expenses and other liabilities	$35,659
Total liabilities	$35,659
Acquisition price	$62,422

The goodwill and intangible assets, as well as PDP's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not expected to be deductible for income tax purposes. As a result of this acquisition, the Company recorded approximately $7,652 in service and fee income related to PDP during the three and six months ended June 30, 2017.

Other

In addition, the Company completed other immaterial acquisitions during the six months ended June 30, 2017. No individual acquisition was significant and, therefore, the Company did not include any pro forma financial information related to those acquisitions in this report.

Total purchase consideration paid for those immaterial acquisitions was approximately $36,936 in cash and $8,129 in contingent consideration. As of June 30, 2017, the purchase price allocation accounting has not yet been finalized with respect to these immaterial acquisitions.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

12. Stockholder's Equity and Accumulated Other Comprehensive Income (Loss)

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	Six Months Ended June 30,
	2017			2016
	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
				(As restated)		(As restated)
Balance, December 31,	$3,269,103	$196,510	$3,465,613	$2,723,780	$176,455	$2,900,235
Net income	61,603	17,148	78,751	231,501	9,493	240,994
Unrealized holding gain	75,099	—	75,099	191,347	—	191,347
Reclassification adjustment	(30,858)	—	(30,858)	(8,045)	—	(8,045)
Foreign currency translation	76,526	—	76,526	(80,007)	—	(80,007)
Unrealized gain on interest rate swap	120	—	120	287	—	287
Share exercises, compensation and other	9,662	—	9,662	4,421	—	4,421
Common stock issuance	298,747	—	298,747	—	—	—
Common share purchase, net	—	—	—	(103,164)	—	(103,164)
Common stock dividends	(63,342)	—	(63,342)	(52,189)	(10,229)	(62,418)
Preferred stock issuance, net of fees	—	—	—	139,070	—	139,070
Preferred stock dividends	(33,142)	—	(33,142)	(20,367)	—	(20,367)
Capital contribution, net	—	19,298	19,298	—	5,500	5,500
Balance, June 30,	$3,663,518	$232,956	$3,896,474	$3,026,634	$181,219	$3,207,853

During the six months ended June 30, 2017, net income attributable to non-controlling interest was $17,148, and net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries totaled $17,728. During the six months ended June 30, 2016, net income attributable to non-controlling interest was $9,493, and net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries was $9,834.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss):

	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2017	$(174,340)	$79,791	$(80)	$(3,177)	$(97,806)
Other comprehensive income (loss) before reclassification	62,663	66,029	28	—	128,720
Amounts reclassed from accumulated other comprehensive income (loss)	—	(19,228)	—	—	(19,228)
Income tax (expense)	—	(16,521)	—	—	(16,521)
Net current-period other comprehensive income (loss)	62,663	30,280	28	—	92,971
Balance, June 30, 2017	$(111,677)	$110,071	$(52)	$(3,177)	$(4,835)

Balance, March 31, 2016 (As restated)	$(145,268)	$48,035	$(581)	$(107)	$(97,921)
Other comprehensive income (loss) before reclassification	(32,809)	158,930	258	—	126,379
Amounts reclassed from accumulated other comprehensive income (loss)	—	(3,920)	—	—	(3,920)
Income tax (expense)	—	(54,254)	(90)	—	(54,344)
Net current-period other comprehensive income	(32,809)	100,756	168	—	68,115
Balance, June 30, 2016 (As restated)	$(178,077)	$148,791	$(413)	$(107)	$(29,806)

	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$(188,203)	$65,830	$(172)	$(3,177)	$(125,722)
Other comprehensive income before reclassification	76,526	98,060	120	—	174,706
Amounts reclassed from accumulated other comprehensive income (loss)	—	(30,858)	—	—	(30,858)
Income tax benefit (expense)	—	(22,961)	—	—	(22,961)
Net current-period other comprehensive income	76,526	44,241	120	—	120,887
Balance, June 30, 2017	$(111,677)	$110,071	$(52)	$(3,177)	$(4,835)

Balance, December 31, 2015 (As restated)	$(98,074)	$(34,511)	$(700)	$(107)	$(133,392)
Other comprehensive income (loss) before reclassification	(80,003)	286,588	441	—	207,026
Amounts reclassed from accumulated other comprehensive (loss)	—	(4,578)	—	—	(4,578)
Income tax benefit (expense)	—	(98,708)	(154)	—	(98,862)
Net current-period other comprehensive (loss) income	(80,003)	183,302	287	—	103,586
Balance, June 30, 2016 (As restated)	$(178,077)	$148,791	$(413)	$(107)	$(29,806)

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

13. Commitments and Contingencies

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

On April 7, 2015, one of the Company's stockholders, Cambridge Retirement System, filed a derivative action in the Court of Chancery of the State of Delaware against the Company, as nominal defendant, and against the Company's board of directors, Leah Karfunkel, and ACP Re, as defendants. Cambridge amended its complaint on November 3, 2015 to add NGHC as a defendant. The stockholder purports to bring the derivative action on the Company's behalf, alleging breaches of the duties of loyalty and care on the part of the Company's directors and majority shareholders related to the Company's transactions involving Tower Group International, Ltd. Cambridge's claim against NGHC and ACP Re is for unjust enrichment. The amended complaint seeks damages, disgorgement and reform of the Company's governance practices. The Company believe the allegations in this action to be unfounded and will vigorously pursue its defenses.

On April 27, 2017, one of the Company's stockholders, David Shaev Profit Sharing Plan, filed a derivative action in the Supreme Court of the State of New York for the County of New York (Shaev v. DeCarlo et al.).

Three derivative suits have also been filed in the United States District Court for the District of Delaware. On April 19, 2017, one of the Company's stockholders, Lily Ding, filed a derivative action in the District of Delaware against the Company, as nominal defendant, and against the Company's board of directors as defendants, but this stockholder subsequently voluntarily dismissed her suit (Ding v. Zyskind et al.). On May 11, 2017, one of the Company's stockholders, West Palm Beach Police Pension Fund, filed suit (West Palm Beach Police Pension Fund v. Zyskind et al.), and on June 28, 2017, two of the Company's stockholders, City of Lauderhill Police Officers Retirement Plan and Pompano Beach Police & Firefighters Retirement System, filed suit (City of Lauderhill Police Officers Retirement Plan and Pompano Beach Police & Firefighters Retirement System et al. v. Zyskind et al.). These two Delaware derivative actions (West Palm Beach Police Pension Fund and Lauderhill-Pompano Beach) have been consolidated under the case name In re AmTrust Financial Services, Inc. Derivative Litigation. The stockholders purport to bring the derivative actions on the Company's behalf, and raise claims that primarily involve the Company's recent restatement of its financial statements and the identification of material weaknesses in its internal control over financial reporting. The In re AmTrust Derivative Litigation complaint alleges violations of Sections 10(b), 14(a), 20A, and 29(b) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The In re AmTrust Derivative Litigation complaint also seeks reform of the Company's governance practices, contribution and indemnification, and both sets of stockholders seek damages. The Company believes the allegations in these pending derivative actions to be unfounded and will vigorously pursue its defenses.

The Company and certain of its officers and directors are also defendants in three putative securities class action lawsuits filed in March and April of 2017 in the United States District Court for the Southern District of New York. Another putative class action, filed in February 2017 in the United States District Court for the Central District of California, was voluntarily dismissed (Miller v. AmTrust, Zyskind, and Pipoly). The three cases in the Southern District of New York have been consolidated under the case name In re AmTrust Financial Services, Inc. Securities Litigation, and a consolidated amended complaint will be filed on or by August 18, 2017. Plaintiffs in two of the three consolidated lawsuits purport to represent a class of the Company's stockholders who purchased shares between March 2015 and March 2017 (Rubel v. AmTrust, Zyskind, and Pipoly; Sachetti v. AmTrust, Zyskind, and Pipoly). The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Plaintiffs in the third consolidated lawsuit purport to represent a class of purchasers of the Company's common stock purchased in a November 12, 2015 offering (Albano v. AmTrust Financial Services, Inc. et al.). This complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiffs in all three consolidated actions seek an unspecified amount in damages, attorneys’ fees, and other relief. The Company believes the allegations to be unfounded and will vigorously pursue its defenses; however, the Company cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.

Additionally, in April, May, and June, 2017, the Company received four demands for the inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law, from stockholders Rikhard Dauber, Pompano Beach Police & Firefighters Retirement System, Nestor Shust, and the City of Lauderhill Police Officers’ Retirement Plan.

Other than as discussed above, the Company is not involved presently in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its properties.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

14. Segments

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

During the three and six months ended June 30, 2017, the Company did not have any segment derive over ten percent of its total revenue from one agent. During six months ended June 30, 2016, the Company's Specialty Program segment derived over ten percent of its gross written premium primarily from one agent.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

The following tables summarize the results of operations of the business segments for the three and six months ended June 30, 2017 and 2016:

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended June 30, 2017:
Gross written premium	$1,123,292	$795,932	$280,523	$—	$2,199,747
Revenues:
Net written premium	$638,762	$555,486	$177,654	$—	$1,371,902
Change in unearned premium	(6,898)	(16,483)	32,188	—	8,807
Net earned premium	631,864	539,003	209,842	—	1,380,709
Expenses:
Loss and loss adjustment expense	(466,901)	(370,840)	(186,737)	—	(1,024,478)
Acquisition costs and other underwriting expenses	(170,179)	(140,310)	(62,706)	—	(373,195)
Total expenses	(637,080)	(511,150)	(249,443)	—	(1,397,673)
Underwriting (loss) income	(5,216)	27,853	(39,601)	—	(16,964)
Other income (loss)
Service and fee income	30,990	98,178	443	38,835	168,446
Investment income and realized gain	32,519	27,719	12,443	—	72,681
Other expenses	(51,496)	(35,748)	(12,686)	(99,930)	(199,860)
Interest expense	(12,403)	(8,740)	(3,086)	—	(24,229)
Foreign currency loss	—	(58,948)	—	—	(58,948)
Loss on life settlement contracts	(859)	(268)	(134)	—	(1,261)
Benefit (provision) for income taxes	7,477	28,595	(281)	(16,064)	19,727
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	69,531	69,531
Net income (loss)	$1,012	$78,641	$(42,902)	$(7,628)	$29,123

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended June 30, 2016
Gross written premium	$1,060,558	$651,561	$360,993	$—	$2,073,112
Revenues:
Net written premium	$601,638	$447,061	$219,737	$—	$1,268,436
Change in unearned premium	(28,660)	(89,177)	31,153	—	(86,684)
Net earned premium	572,978	357,884	250,890	—	1,181,752
Expenses:
Loss and loss adjustment expense	(382,950)	(231,328)	(170,115)	—	(784,393)
Acquisition costs and other underwriting expenses	(150,149)	(78,773)	(65,555)	—	(294,477)
Total expenses	(533,099)	(310,101)	(235,670)	—	(1,078,870)
Underwriting income (As restated)	39,879	47,783	15,220	—	102,882
Other income (loss)
Service and fee income (As restated)	25,745	69,155	1,228	28,178	124,306
Investment income and realized gain (loss)	28,193	19,506	18,211	(66)	65,844
Other expenses (As restated)	(34,321)	(21,154)	(11,697)	(67,172)	(134,344)
Interest expense (As restated)	(9,180)	(5,612)	(3,120)	—	(17,912)
Foreign currency loss (As restated)	—	(28,995)	—	—	(28,995)
Gain on life settlement contracts	6,507	3,961	2,208	—	12,676
(Loss) gain on acquisition	(9,223)	48,320	—	—	39,097
(Provision) benefit for income taxes (As restated)	(6,256)	(19,030)	(3,184)	4,663	(23,807)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	4,802	4,802
Net income (loss) (As restated)	$41,344	$113,934	$18,866	$(29,595)	$144,549

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Six Months Ended June 30, 2017
Gross written premium	$2,380,577	$1,528,374	$557,076	$—	$4,466,027
Revenues:
Net written premium	$1,297,741	$1,065,694	$352,533	$—	$2,715,968
Change in unearned premium	(112,252)	(53,201)	52,726	—	(112,727)
Net earned premium	1,185,489	1,012,493	405,259	—	2,603,241
Expenses:
Loss and loss adjustment expense	(844,338)	(683,444)	(337,030)	—	(1,864,812)
Acquisition costs and other underwriting expenses	(324,820)	(258,773)	(117,817)	—	(701,410)
Total expenses	(1,169,158)	(942,217)	(454,847)	—	(2,566,222)
Underwriting (loss) income	16,331	70,276	(49,588)	—	37,019
Other income (loss)
Service and fee income	59,644	185,119	1,980	59,199	305,942
Investment income and realized gain	62,209	53,847	28,565	—	144,621
Other expenses	(96,670)	(62,064)	(22,622)	(181,357)	(362,713)
Interest expense	(25,496)	(16,368)	(5,966)	—	(47,830)
Foreign currency loss	—	(76,916)	—	—	(76,916)
Gain on life settlement contracts	3,917	2,515	917	—	7,349
(Provision) benefit for income taxes	(401)	(3,147)	940	979	(1,629)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	73,488	73,488
Net income (loss)	$19,534	$153,262	$(45,774)	$(47,691)	$79,331

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Six Months Ended June 30, 2016
Gross written premium	$2,126,690	$1,181,007	$698,489	$—	$4,006,186
Revenues:
Net written premium	$1,226,166	$784,894	$478,055	$—	$2,489,115
Change in unearned premium	(149,094)	(105,169)	21,182	—	(233,081)
Net earned premium	1,077,072	679,725	499,237	—	2,256,034
Expenses:
Loss and loss adjustment expense	(715,634)	(442,264)	(341,568)	—	(1,499,466)
Acquisition costs and other underwriting expenses	(283,681)	(151,624)	(131,640)	—	(566,945)
Total expenses	(999,315)	(593,888)	(473,208)	—	(2,066,411)
Underwriting income (As restated)	77,757	85,837	26,029	—	189,623
Other income (loss)
Service and fee income (As restated)	58,282	143,539	1,517	49,773	253,111
Investment income and realized gain	55,047	38,676	29,511	—	123,234
Other expenses (As restated)	(69,968)	(38,856)	(22,981)	(131,806)	(263,611)
Interest expense (As restated)	(17,935)	(9,960)	(5,891)	—	(33,786)
Foreign currency loss (As restated)	—	(67,228)	—	—	(67,228)
Gain on life settlement contracts	12,425	6,900	4,081	—	23,406
Gain on acquisition	455	48,320	—	—	48,775
(Provision) benefit for income taxes (As restated)	(17,471)	(31,195)	(4,857)	10,756	(42,767)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	10,578	10,578
Net income (loss) (As restated)	$98,592	$176,033	$27,409	$(60,699)	$241,335

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

The following tables summarize net earned premium by major line of business, by segment, for the three and six months ended June 30, 2017 and 2016:

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended June 30, 2017:
Workers' compensation	$373,088	$—	$114,643	$487,731
Warranty	—	255,794	16	255,810
Other liability	—	46,198	52,131	98,329
Commercial auto and liability, physical damage	95,556	—	28,520	124,076
Medical malpractice	—	53,874	—	53,874
Other	163,220	183,137	14,532	360,889
Total net earned premium	$631,864	$539,003	$209,842	$1,380,709

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended June 30, 2016:
Workers' compensation	$358,894	$—	$199,704	$558,598
Warranty	—	179,169	—	179,169
Other liability	—	33,305	12,800	46,105
Commercial auto and liability, physical damage	111,992	8,684	30,602	151,278
Medical malpractice	—	62,733	—	62,733
Other	102,092	73,993	7,784	183,869
Total net earned premium	$572,978	$357,884	$250,890	$1,181,752

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Six Months Ended June 30, 2017:
Workers' compensation	$709,413	$—	$223,638	$933,051
Warranty	—	470,321	19	470,340
Other liability	—	89,507	106,670	196,177
Commercial auto and liability, physical damage	196,702	—	54,475	251,177
Medical malpractice	—	106,653	—	106,653
Other	279,374	346,012	20,457	645,843
Total net earned premium	$1,185,489	$1,012,493	$405,259	$2,603,241

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Six Months Ended June 30, 2016:
Workers' compensation	$704,937	$—	$307,417	$1,012,354
Warranty	—	347,502	—	347,502
Other liability	5,249	74,018	83,381	162,648
Commercial auto and liability, physical damage	197,896	17,176	65,745	280,817
Medical malpractice	—	106,750	—	106,750
Other	168,990	134,279	42,694	345,963
Total net earned premium	$1,077,072	$679,725	$499,237	$2,256,034

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

15. Reinsurance Agreement
Effective June 30, 2017, the Company entered into an adverse loss development cover agreement (the "agreement"), with Premia Reinsurance Ltd. ("Premia"). Under the agreement, Premia will pay the Company for ultimate net losses paid by the Company in excess of a retention of $5,963,000, subject to an aggregate limit of $1,025,000, which provides $400,000 of coverage in excess of the Company’s carried loss reserves as of March 31, 2017 in the amount of approximately $6,590,000.

The consideration for this agreement is a $675,000 payment, plus an annual claims monitoring fee, of which $50,000 represents a payment for the coverage above the carried loss reserves of approximately $6,590,000.

The agreement has been accounted for as retroactive reinsurance, and resulted in a pre-tax loss of approximately $59,000, including the $50,000 payment mentioned above and approximately $8,949 representing the net present value of the Company’s obligation to pay $1,000 annually in claims administration monitoring fees to Premia for up to 30 years. For the three month period ended June 30, 2017, the Company recorded $73,069 of net adverse loss development, which exceeded the original pre-tax loss and resulted in a $14,120 deferred gain. The deferred gain will be recognized in earnings over the estimated claim settlement period.

The consideration paid to Premia will be placed into a collateral trust account as security for Premia's claim payment obligations to the Company. Ceded reserves will be collateralized by the premium payment and all investment income will inure to the benefit of the collateral trust account. Premia will deposit an incremental $100,000 of excess collateral at inception and will also deposit incremental collateral in accordance with a pre-agreed schedule. The Company will pay interest deposited into the collateral trust account at a rate of 3.75% per annum on any unpaid portion of the $675,000 consideration amount from July 1, 2017 to the date of payment, which must occur within 180 days following June 30, 2017.

The Company will retain sole authority to handle and resolve claims, and Premia has various access, association and consultation rights.

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

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, projections of the impact of potential errors or misstatements in our financial statements, estimates of the impact of material weaknesses in our internal control over financial reporting, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, the impact of known or potential errors or misstatements in our financial statements, our ability to timely and effectively remediate the material weaknesses in our internal control over financial reporting and implement effective internal control over financial reporting and disclosure controls and procedures in the future, risks associated with conducting business outside the United States, the impact of Brexit, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd. or National General Holdings Corp., breaches in data security or other disruptions with our technology, heightened competition, changes in pricing environments, and changes in asset valuations. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We transact business primarily through our insurance subsidiaries, the majority of which are domiciled in the United States. We also transact business through insurance subsidiaries domiciled internationally, primarily in Bermuda and Europe. We are authorized to write business in all 50 states, the District of Columbia, and Puerto Rico. We have insurance operations in the United Kingdom, Ireland and Luxembourg and are authorized to write business throughout the European Union. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed. Our principal operating subsidiaries are rated "A"(Excellent) by A.M. Best Company ("A.M. Best").

For the three and six months ended June 30, 2017, our results of operations include activity of entities we acquired either during the second quarter 2016 or subsequent to June 30, 2016, primarily:

•	PDP Group, Incorporated, PDP Holdings, Inc., and Pitcher & Doyle, ULC (collectively, "PDP") - Specialty Risk and Extended Warranty segment

•	AmeriHealth Casualty Insurance Company ("AmeriHealth") - Small Commercial Business segment

•	ANV Holding B.V. and its affiliates (collectively, "ANV") - Specialty Risk and Extended Warranty segment

•	N.V. Nationale Borg-Maatschappij and its affiliates (collectively, "Nationale Borg") - Specialty Risk and Extended Warranty segment

•
Republic Underwriters Insurance Company, Republic-Vanguard Insurance Company, Southern Underwriters Insurance Company, Republic Fire & Casualty Insurance Company, Southern Insurance Company, Republic Diversified Services, Inc., Republic Lloyds, Republic Group No. Two Company, Southern County Mutual Insurance Company, Canyon State Auto Insurance Services, Inc., and Eagle General Agency, Inc. (collectively, "Republic") - Small Commercial Business and Specialty Program segments

Insurance, particularly workers’ compensation, is generally affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our Small Commercial Business and Specialty Program segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. We believe seasonality may be muted by our acquisition activity. Additionally, our Specialty Risk and Extended Warranty segment may be impacted by the seasonality of the automotive and consumer electronic markets.

 We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and combined ratio. Our return on equity was 0.9% and 21.6% for the three months ended June 30, 2017 and 2016, respectively, and 2.2% and 18.2% for the six months ended June 30, 2017 and 2016, respectively. Our overall financial objective is to produce a return on equity of 12.0%-15.0% over the long-term. In addition, we target a combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our combined ratio was 101.2% and 98.6% for the three and six months ended June 30, 2017, respectively, and 91.3% and 91.6% for the three and six months ended June 30, 2016, respectively. Although, we did not achieve all the key growth and profitability measures for the three and six months ended June 30, 2017, we do not consider this to be a trend. As described below in "Consolidated Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)," we experienced catastrophe losses in our Small Commercial Business segment, prior period adverse reserve development in all of our segments, higher professional service fees and a higher effective tax rate this quarter as compared to the same quarter a year ago.

A key factor in achieving our targeted combined ratio is a continuous focus on our expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the businesses in which we have expertise, which we believe should provide opportunities for greater returns. Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash received from premiums for significant periods of time. Our net investment income was $49.2 million and $50.7 million for the three months ended June 30, 2017 and 2016, respectively, and $112.6 million and $100.2 million for the six months ended June 30, 2017 and 2016, respectively.

Adverse Loss Development Cover Agreement

Effective June 30, 2017, we entered into an adverse loss development cover agreement (the "agreement"), with Premia Reinsurance Ltd. ("Premia"). Under the agreement, Premia will pay us for ultimate net losses paid by us in excess of a retention of $5,963 million, subject to an aggregate limit of $1,025 million, which provides $400 million of coverage in excess of our carried loss reserves as of March 31, 2017 in the amount of approximately $6,590 million.

The consideration for this agreement is a $675 million payment, plus an annual claims monitoring fee, of which $50 million represents a payment for the coverage above the carried loss reserves of approximately $6,590 million.

The agreement has been accounted for as retroactive reinsurance, and resulted in a pre-tax loss of approximately $59 million, including the $50 million payment mentioned above and approximately $9 million representing the net present value of our obligation to pay $1 million annually in claims administration monitoring fees to Premia for up to 30 years. For the three month period ended June 30, 2017, we recorded $73 million of net adverse loss development, which exceeded the original pre-tax loss and resulted in a $14 million deferred gain. The deferred gain will be recognized in earnings over the estimated claim settlement period.

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

We included restated consolidated financial statements for fiscal years 2014 and 2015 in Note 3. “Restatement of Previously Issued Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended December 31, 2016. We included restated quarterly financial statements for the period ended March 31, 2016 in our Form 10-Q for the period ended March 31, 2017. We filed amended Quarterly Reports on Form 10-Q/A for the periods ended June 30, 2016 and September 30, 2016.

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

Net Investment Income and Realized Gains and (Losses). We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We classify equity securities and our fixed maturity securities primarily as available-for-sale. We report net unrealized gains (losses) on those securities classified as available-for-sale separately within accumulated other comprehensive income on our consolidated balance sheets. Additionally, we have a small portfolio of fixed maturity and equity securities classified as trading securities. We report unrealized gains (losses) on those securities classified as fixed maturity and trading securities within realized gains (losses).

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

•
Salaries and benefit expenses are comprised of salary and benefit costs associated with employees that are directly involved in the origination, issuance and maintenance of policies, claims adjustment and accounting for insurance transactions that are associated with the successful acquisition of insurance contracts. We classify salaries and benefits associated with employees that are involved in fee generating activities as other expenses.

•
General and administrative expenses are comprised of other costs associated with our insurance activities, such as federal excise tax, postage, telephones and internet access charges, as well as legal and auditing fees and board and bureau charges.

•
Ceding commission on reinsurance transactions is derived from ceding gross written premium to third party reinsurers, and is netted against acquisition costs and other underwriting expenses. In connection with the Maiden Quota Share, which is our primary source of ceding commissions, the amount we receive is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of the individual segments. The ceding commissions we receive cover a portion of our deferred direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of deferred direct acquisition costs are recorded as a reduction of unamortized deferred direct acquisition costs and the net amount is charged to expense in proportion to net earned premium recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the consolidated statements of income over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities in the consolidated balance sheets. We allocate earned ceding commissions to our segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

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

Loss Ratio. The loss ratio is a measure of the underwriting profitability of an insurance company's business. Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.

Expense Ratio. The expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs and other underwriting expenses to net premiums earned. As we allocate certain acquisition costs and other underwriting expenses based on premium volume to our segments, the net expense ratio on a segment basis may be impacted period over period by a shift in the mix of net written premium.

Combined Ratio. The combined ratio is a measure of an insurance company's overall underwriting profit. This is the sum of the net loss and net expense ratios. If the combined ratio is at or above 100 percent, an insurance company cannot be profitable without net investment income, and may not be profitable if net investment income is insufficient.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting Income).  Underwriting income is a measure of an insurance company’s overall operating profitability before items such as net investment income, interest expense and income taxes.

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

Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Amounts in Thousands)		(As restated)		(As restated)
Gross written premium	$2,199,747	$2,073,112	$4,466,027	$4,006,186

Net written premium	$1,371,902	$1,268,436	$2,715,968	$2,489,115
Change in unearned premium	8,807	(86,684)	(112,727)	(233,081)
Net earned premium	1,380,709	1,181,752	2,603,241	2,256,034
Service and fee income (related parties - three months $35,596; $21,608 and six months $55,931 and $41,771)	168,446	124,306	305,942	253,111
Net investment income	49,226	50,745	112,551	100,160
Net realized gain on investments	23,455	15,099	32,070	23,074
Total revenues	1,621,836	1,371,902	3,053,804	2,632,379
Loss and loss adjustment expense	1,024,478	784,393	1,864,812	1,499,466
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $158,231; $145,610, and six months $311,933; $284,001)	373,195	294,477	701,410	566,945
Other	199,860	134,344	362,713	263,611
Total expenses	1,597,533	1,213,214	2,928,935	2,330,022
Income before other income (loss), (benefit) provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	24,303	158,688	124,869	302,357
Other income (loss):
Interest expense (net of interest income - related party - three months $1,160; $2,187 and six months $2,318 and $4,375)	(24,229)	(17,912)	(47,830)	(33,786)
(Loss) gain on investment in life settlement contracts net of profit commission	(1,261)	12,676	7,349	23,406
Foreign currency loss	(58,948)	(28,995)	(76,916)	(67,228)
Gain on acquisition	—	39,097	—	48,775
Total other (loss) income	(84,438)	4,866	(117,397)	(28,833)
(Loss) income (benefit) before provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	(60,135)	163,554	7,472	273,524
(Benefit) provision for income taxes	(19,727)	23,807	1,629	42,767
(Loss) income before equity in earnings of unconsolidated subsidiaries	(40,408)	139,747	5,843	230,757
Equity in earnings of unconsolidated subsidiaries – related parties	69,531	4,802	73,488	10,578
Net income	$29,123	$144,549	$79,331	$241,335
Net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	(6,723)	(5,817)	(17,728)	(9,834)
Net income attributable to AmTrust Financial Services, Inc.	$22,400	$138,732	$61,603	$231,501
Dividends on preferred stock	(16,571)	(11,576)	(33,142)	(20,367)
Net income attributable to AmTrust common shareholders	$5,829	$127,156	$28,461	$211,134

Key measures:
Loss ratio	74.2%	66.4%	71.6%	66.5%
Expense ratio	27.0%	24.9%	27.0%	25.1%
Combined ratio	101.2%	91.3%	98.6%	91.6%

Consolidated Results of Operations for the Three Months Ended June 30, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium increased $126.6 million, or 6.1%, to $2,199.7 million from $2,073.1 million for the three months ended June 30, 2017 and 2016, respectively. The increase was attributable to growth in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued and the acquisition of Republic, which contributed approximately $20 million of gross written premium, partially offset by a slight decrease in premium rate. The increase in our Specialty Risk and Extended Warranty segment was attributable to our acquisitions of ANV and Nationale Borg, which contributed approximately $173 million and $20 million of gross written premium, respectively. The increase in our gross written premium was partially offset by the termination of certain workers' compensation programs in our Specialty Program segment.

Net Written Premium. Net written premium increased $103.5 million, or 8.2%, to $1,371.9 million from $1,268.4 million for the three months ended June 30, 2017 and 2016, respectively. The increase is primarily due to an increase in gross written premium, and from an increase in the retention of gross written premium to 62.4% from 61.2% for the three months ended June 30, 2017 and 2016, respectively. The increase in retention resulted from a decrease, as compared to the same period 2016, in business written that is reinsured under the Maiden Quota Share agreement or with other third party reinsurers.

Net Earned Premium. Net earned premium increased $199.0 million, or 16.8%, to $1,380.7 million from $1,181.8 million for the three months ended June 30, 2017 and 2016, respectively. The increase in net earned premium resulted from an increase in gross written premium in the second quarter of 2017 compared to the second quarter of 2016, and policies assumed from the ANV acquisition, which had accelerated earnings patterns.

Service and Fee Income. Service and fee income increased $44.1 million, or 35.5%, to $168.4 million from $124.3 million for the three months ended June 30, 2017 and 2016, respectively. The Specialty Risk and Extended Warranty segment increased fees incrementally by approximately $22.6 million, primarily from the acquisitions of PDP, First Nationwide Title Insurance Agency and Assure Space. Fees for services provided to Maiden and NGHC increased approximately $13.9 million for the second quarter of 2017 compared to the second quarter of 2016. The remainder of the increase related to increased fees from product warranty registration and claims handling services.

Net Investment Income. Net investment income decreased $1.5 million, or 3.0%, to $49.2 million from $50.7 million for the three months ended June 30, 2017 and 2016, respectively. The decrease was due to a change in accounting estimate related to non-cash depreciation and amortization from two real estate joint venture investments, partially offset by investment income from available for sale securities, which resulted primarily from having higher average invested assets arising from our investment of certain proceeds from our $300 million private placement, preferred stock offerings occurring in 2016 and investment portfolios obtained through acquisitions.

Net Realized Gains/(Loss) on Investments. We had net realized gains on investments of $23.5 million and $15.1 million for the three months ended June 30, 2017 and 2016, respectively. The increase related primarily to an increase in sales of securities in gain positions.

 Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $240.1 million, or 30.6%, to $1,024.5 million for the three months ended June 30, 2017 from $784.4 million for the three months ended June 30, 2016. Our loss ratio for the three months ended June 30, 2017 and 2016 was 74.2% and 66.4%, respectively. Included in the 74.2% loss ratio was $73.1 million of prior period adverse reserve development, the majority of which related to the Small Commercial Business and Specialty Program segments (representing 5.3% of the loss ratio and 1.2% of the prior year-ending net reserve balance). This has led to re-underwriting, rate changes, and/or termination of certain programs in the Specialty Program segment that generated the prior period adverse reserve development. In addition, the increase in our loss ratio was partially attributable to catastrophe losses of $24.8 million in our Small Commercial Business segment (representing 1.8% of the loss ratio).

Acquisition Costs and Other Underwriting Expense; Expense Ratio. Acquisition costs and other underwriting expenses increased $78.7 million, or 26.7%, to $373.2 million for the three months ended June 30, 2017 from $294.5 million for the three months ended June 30, 2016. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended June 30, 2017 and 2016 was $160.4 million and $146.9 million, respectively. The increase in ceding commission earned is a result of increases in gross written premium, partially offset by an increase in our retention of gross written premium. On a consolidated basis, we retained 62.4% of our gross written premium for the three months ended June 30, 2017, compared to 61.2% for the three months ended June 30, 2016. Our overall expense ratio was 27.0% and

24.9% during the three months ended June 30, 2017 and 2016, respectively. The increase in the expense ratio was primarily a result of higher direct acquisition costs related to our 2016 acquisitions of Republic, Nationale Borg and ANV, and higher professional service fees.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries decreased $134.4 million, or 84.7%, to $24.3 million for the three months ended June 30, 2017 from $158.7 million for the three months ended June 30, 2016. The decrease primarily resulted from an increase in the loss ratio and expense ratio, partially offset by an increase in earned premium, service and fee income and net realized gains.

Net Interest Expense. Net interest expense for the three months ended June 30, 2017 was $24.2 million, compared to $17.9 million for the same period in 2016. The increase related to interest expense on real estate loans, a decrease in interest income on our loan to ACP Re, along with an overall increase in our use of letters of credit.

 Net Gain (Loss) on Investment in Life Settlement Contracts. We recognized a loss on investment in life settlement contracts of $1.3 million for the three months ended June 30, 2017 compared to a gain of $12.7 million for the three months ended June 30, 2016. The decrease primarily related to one policy maturing during the three months ended June 30, 2017 and three policies maturing during the three months ended June 30, 2016.

Foreign Currency Gain (Loss). The foreign currency transaction loss was $58.9 million during the three months ended June 30, 2017 compared to a loss of $29.0 million during the same period in 2016. The loss for the three months ended June 30, 2017 related to the weakening of the U.S. dollar compared to the British pound and Euro, which negatively impacts our Bermuda reinsurance subsidiary that reinsures European-denominated risks. The loss for the prior period resulted from the weakening of the British pound sterling compared to the Euro, which negatively impacts our U.K. insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of the quarter.

Provision (Benefit) for Income Tax. Income tax benefit for the three months ended June 30, 2017 was $19.7 million, which resulted in an effective tax rate of (32.8)%, compared to an income tax provision of $23.8 million for the three months ended June 30, 2016, which resulted in an effective tax rate of 14.6%. The effective tax rate decreased in the second quarter of 2017 as pre-tax income declined from second quarter 2016 to second quarter 2017.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries – related parties was $69.5 million and $4.8 million for the three months ended June 30, 2017 and 2016, respectively. The increase resulted primarily from a gain of $68.4 million recognized from our second quarter 2017 sale of 10.6 million shares of NGHC stock.

Consolidated Results of Operations for the Six Months Ended June 30, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium increased $459.8 million, or 11.5%, to $4,466.0 million from $4,006.2 million for the six months ended June 30, 2017 and 2016, respectively. The increase was attributable to growth in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued and the acquisition of Republic, which contributed approximately $136 million gross written premium, partially offset by a slight decrease in premium rate. The increase in our Specialty Risk and Extended Warranty segment was attributable to our acquisitions of ANV and Nationale Borg, which contributed approximately $352 million and $52 million of gross written premium, respectively. The increase in our gross written premium was partially offset by the termination of certain workers' compensation programs in our Specialty Program segment.

Net Written Premium. Net written premium increased $226.9 million, or 9.1%, to $2,716.0 million from $2,489.1 million for the six months ended June 30, 2017 and 2016, respectively. Net written premium increased primarily due to an increase in gross written premium, partially offset by a decrease in the retention of gross written premium to 60.8% from 62.1% for the six months ended June 30, 2017 and 2016, respectively. The decrease in retention resulted from an increase, as compared to the same period in 2016, in business written that is reinsured under the Maiden Quota Share agreement or with other third party reinsurers.

Net Earned Premium. Net earned premium increased $347.2 million, or 15.4%, to $2,603.2 million from $2,256.0 million for the six months ended June 30, 2017 and 2016, respectively. The increase primarily resulted from an increase in gross written premium in the first half of 2017 compared to the first half of 2016, and policies assumed from the ANV acquisition, which had accelerated earnings patterns.

Service and Fee Income. Service and fee income increased $52.8 million, or 20.9%, to $305.9 million from $253.1 million for the six months ended June 30, 2017 and 2016, respectively. The Specialty Risk and Extended Warranty segment increased fees incrementally by approximately $33.8 million from acquisitions of PDP, First Nationwide Title Insurance Agency and Assure Space. Fees for services provided to Maiden and NGHC increased approximately $13.6 million for the first half of 2017 compared to the first half of 2016. The remainder of the increase in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 related to increased fees from product warranty registration and claims handling services.

Net Investment Income. Net investment income increased $12.4 million, or 12.4%, to $112.6 million from $100.2 million for the six months ended June 30, 2017 and 2016, respectively. The increase resulted primarily from having higher average invested assets during the six months ended June 30, 2017 compared to the same period in 2016, arising from our investment of certain proceeds from 2016 preferred stock offerings and investment portfolios obtained through acquisitions.

Net Realized Gains/(Loss) on Investments. We had net realized gains on investments of $32.1 million and $23.1 million for the six months ended June 30, 2017 and 2016, respectively. The increase related primarily to losses from other-than-temporary impairment of securities of $17 million during the six months ended June 30, 2016.

 Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $365.3 million, or 24.4%, to $1,864.8 million for the six months ended June 30, 2017 from $1,499.5 million for the six months ended June 30, 2016. Our loss ratio for the six months ended June 30, 2017 and 2016 was 71.6% and 66.5%, respectively. Included in the 71.6% loss ratio was $91.9 million of prior period adverse reserve development primarily in our Small Commercial Business and Specialty Program segments (representing 3.5% of the loss ratio and 1.5% of the prior year-ending net reserve balance), which has led to re-underwriting, rate changes, and/or termination of certain specialty programs that generated the prior period adverse reserve development. In addition, the increase in our loss ratio was partially attributable to catastrophe losses of $49.0 million in our Small Commercial Business segment (representing 1.9% of the loss ratio).

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $134.5 million, or 23.7%, to $701.4 million for the six months ended June 30, 2017 from $566.9 million for the six months ended June 30, 2016. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the six months ended June 30, 2017 and 2016 was $317.3 million and $286.5 million, respectively. Ceding commission increased as a result of increases in gross written premium and a decrease in our retention of gross written premium. Our overall expense ratio was 27.0% and 25.1% during the six months ended June 30, 2017 and 2016, respectively. The increase in the expense ratio was a result, primarily, of higher direct acquisition costs from our 2016 acquisitions of Republic, Nationale Borg and ANV, and higher professional service fees.

Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries decreased $177.5 million, or 58.7%, to $124.9 million for the six months ended June 30, 2017 from $302.4 million for the six months ended June 30, 2016. The decrease resulted primarily from an increase in the loss ratio and expense ratio, partially offset by an increase in earned premium.

Net Interest Expense. Net interest expense for the six months ended June 30, 2017 was $47.8 million, compared to $33.8 million for the same period in 2016. The increase primarily related to interest expense on additional debt issued and assumed in connection with the Republic acquisition of $2.5 million, a decrease of interest received from our loan to ACP Re of $2.1 million, higher interest expense on real estate loans along with an overall increase in our use of letters of credit.

 Net Gain on Investment in Life Settlement Contracts. We recognized gains on investment in life settlement contracts of $7.3 million for the six months ended June 30, 2017 compared to $23.4 million for the six months ended June 30, 2016. The decrease in the recognized gain related to an increase in the amount of premium paid and the fair value of the portfolio of policies increasing at a declining rate, partially offset by and a decrease in commission expense. Two policies matured during the six months ended June 30, 2017 and three policies matured during the six months ended June 30, 2016.

Foreign Currency (Loss) Gain. The foreign currency transaction loss was $76.9 million during the six months ended June 30, 2017 compared to a loss of $67.2 million during the same period in 2016. The loss for the six months ended June 30, 2017 related to the weakening of the U.S. dollar compared to the British pound and Euro, which negatively impacts our Bermuda reinsurance subsidiary that reinsure European-denominated risks. The loss for the prior period resulted from the weakening of the British pound sterling compared to the Euro, which negatively impacts our U.K. insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of the quarter.

Provision for Income Tax. Income tax provision for the six months ended June 30, 2017 was $1.6 million, which resulted in an effective tax rate of 21.8%, compared to an income tax provision of $42.8 million for the six months ended June 30, 2016, which resulted in an effective tax rate of 15.6%. The increase in the effective tax rate in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulted from a greater percentage of our taxable income generated in jurisdictions with higher tax rates in the first half of 2017 as compared to the first half of 2016, an increase in deemed U.S. taxable income inclusions from foreign operations as a percentage of pre-tax income, and a decrease in valuation allowance in the first half of 2016 that did not occur in 2017.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries – related parties was $73.5 million and $10.6 million for the six months ended June 30, 2017 and 2016, respectively. The increase resulted primarily from a gain of $68.4 million recognized from our sale of 10.6 million shares of NGHC stock.

Small Commercial Business Segment Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Amounts in Thousands)		(As restated)		(As restated)
Gross written premium	$1,123,292	$1,060,558	$2,380,577	$2,126,690

Net written premium	$638,762	$601,638	$1,297,741	$1,226,166
Change in unearned premium	(6,898)	(28,660)	(112,252)	(149,094)
Net earned premium	631,864	572,978	1,185,489	1,077,072

Loss and loss adjustment expense	(466,901)	(382,950)	(844,338)	(715,634)
Acquisition costs and other underwriting expenses	(170,179)	(150,149)	(324,820)	(283,681)
	(637,080)	(533,099)	(1,169,158)	(999,315)
Underwriting (loss) income	$(5,216)	$39,879	$16,331	$77,757

Key measures:
Loss ratio	73.9%	66.8%	71.2%	66.4%
Expense ratio	26.9%	26.2%	27.4%	26.4%
Combined ratio	100.8%	93.0%	98.6%	92.8%

Small Commercial Business Segment Results of Operations for the Three Months Ended June 30, 2017 and 2016 (Unaudited)

Gross Written Premium.  Gross written premium increased $62.7 million, or 5.9%, to $1,123.3 million for the three months ended June 30, 2017 from $1,060.6 million for the three months ended June 30, 2016. The increase was attributable to an increase in the number of workers' compensation policies issued, partially offset by a slight decrease in premium rate. In addition, the acquisition of Republic contributed approximately $20 million of incremental gross written premium for the three months ended June 30, 2017.

Net Written Premium. Net written premium increased $37.1 million, or 6.2%, to $638.8 million for the three months ended June 30, 2017 from $601.6 million for the three months ended June 30, 2016. The increase in net written premium resulted from an increase in gross written premium for the three months ended June 30, 2017 compared to the same period in 2016, and a slight increase in the retention of gross written premium during 2017 compared to 2016. Our retention of gross written premium for the segment was 56.9% and 56.7% for the three months ended June 30, 2017 and 2016, respectively.

Net Earned Premium. Net earned premium increased $58.9 million, or 10.3%, to $631.9 million for the three months ended June 30, 2017 from $573.0 million for the three months ended June 30, 2016. As premiums written are earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the twelve months ended June 30, 2017 compared to the same period in 2016.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $84.0 million, or 21.9%, to $466.9 million for the three months ended June 30, 2017 from $383.0 million for the three months ended June 30, 2016. Our loss ratio for the segment for the three months ended June 30, 2017 increased to 73.9% compared to 66.8% for the three months ended June 30, 2016. The increase in the loss ratio was the result, primarily, of $39.0 million of adverse reserve development (representing 6.2% of the loss ratio) and the incremental increase in catastrophe losses of $7.6 million (representing 1.2% of the loss ratio). Additionally, a portion of the increase related to higher current accident year selected ultimate losses as compared to the prior period.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $20.0 million, or 13.3%, to $170.2 million for the three months ended June 30, 2017 from $150.1 million for the three months ended June 30, 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended June 30, 2017 and 2016 of $73.0 million and $73.8 million, respectively. The ceding commission was flat period over period, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio increased to 26.9% from 26.2% for the three months ended June 30, 2017 and 2016, respectively, primarily as a result of higher direct acquisition costs from the Republic business, which was included for the entire second quarter in 2017 compared to a portion of the second quarter in 2016 before we acquired Republic.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting (Loss) Income). Net premiums earned less expenses included in combined ratio decreased $45.1 million, or 113.1%, to $(5.2) million for the three months ended June 30, 2017 from $39.9 million for the three months ended June 30, 2016. The decrease resulted primarily from an increase in the loss ratio during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, partially offset by an increase in the level of earned premium.

Small Commercial Business Segment Results of Operations for the Six Months Ended June 30, 2017 and 2016 (Unaudited)

Gross Written Premium.  Gross written premium increased $253.9 million, or 11.9%, to $2,380.6 million for the six months ended June 30, 2017 from $2,126.7 million for the six months ended June 30, 2016. The increase was attributable to an increase in the number of workers' compensation policies issued, partially offset by a slight decrease in premium rate. In addition, the acquisition of Republic contributed approximately $136 million of incremental gross written premium for the six months ended June 30, 2017.

Net Written Premium. Net written premium increased $71.6 million, or 5.8%, to $1,297.7 million for the six months ended June 30, 2017 from $1,226.2 million for the six months ended June 30, 2016. The increase in net written premium resulted from an increase in gross written premium for the six months ended June 30, 2017 compared to the same period in 2016, partially offset by a decrease in the retention of gross written premium during 2017 compared to 2016. Our retention of gross written premium for the segment was 54.5% and 57.7% for the six months ended June 30, 2017 and 2016, respectively, resulting from our ceding to third party reinsurers a large portion of the gross written premium generated as a result of our April 2016 acquisition of Republic.

Net Earned Premium. Net earned premium increased $108.4 million, or 10.1%, to $1,185.5 million for the six months ended June 30, 2017 from $1,077.1 million for the six months ended June 30, 2016. As premiums written are primarily earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the twelve months ended June 30, 2017 compared to the same period in 2016.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $128.7 million, or 18.0%, to $844.3 million for the six months ended June 30, 2017 from $715.6 million for the six months ended June 30, 2016. Our loss ratio for the segment for the six months ended June 30, 2017 increased to 71.2% compared to 66.4% for the six months ended June 30, 2016. The increase in the loss ratio was primarily the result of adverse reserve development of $39.0 million (representing 3.3% of the loss ratio) and the incremental increase in catastrophe losses of $29.8 million (representing 2.5% of the loss ratio).

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $41.1 million, or 14.5%, to $324.8 million for the six months ended June 30, 2017 from $283.7 million for the six months ended June 30, 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the six months ended June 30, 2017 and 2016 of $146.9 million and $142.6 million, respectively. The ceding commission increased period over period as a result of an increase in net earned premium, as the segment received a larger allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio increased to 27.4% from 26.4% for the six months ended June 30, 2017 and 2016, respectively, primarily as a result of higher direct acquisition costs from the Republic business for the entire six months in 2017 as compared to the business written in this segment during the portion of the first six months of 2016 before we acquired Republic.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio decreased $61.4 million, or 79.0%, to $16.3 million for the six months ended June 30, 2017 from $77.8 million for the six months ended June 30, 2016. The decrease resulted primarily from an increase in the loss ratio during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, partially offset by an increase in the level of earned premium.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Amounts in Thousands)		(As restated)		(As restated)
Gross written premium	$795,932	$651,561	$1,528,374	$1,181,007

Net written premium	$555,486	$447,061	$1,065,694	$784,894
Change in unearned premium	(16,483)	(89,177)	(53,201)	(105,169)
Net earned premium	539,003	357,884	1,012,493	679,725

Loss and loss adjustment expense	(370,840)	(231,328)	(683,444)	(442,264)
Acquisition costs and other underwriting expenses	(140,310)	(78,773)	(258,773)	(151,624)
	(511,150)	(310,101)	(942,217)	(593,888)
Underwriting income	$27,853	$47,783	$70,276	$85,837

Key measures:
Loss ratio	68.8%	64.6%	67.5%	65.1%
Expense ratio	26.0%	22.0%	25.6%	22.3%
Combined ratio	94.8%	86.6%	93.1%	87.4%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended June 30, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium increased $144.4 million, or 22.2%, to $795.9 million for the three months ended June 30, 2017 from $651.6 million for the three months ended June 30, 2016. We experienced growth primarily in our European business, while our U.S. business was relatively flat period over period. Our 2016 acquisitions of Nationale Borg and ANV collectively added gross written premium of $193 million to our European business, which was partially offset by fluctuations in European exchange rates.

Net Written Premium. Net written premium increased $108.4 million, or 24.3%, to $555.5 million for the three months ended June 30, 2017 from $447.1 million for the three months ended June 30, 2016. The increase in net written premium resulted from an increase of gross written premium for the three months ended June 30, 2017 compared to the same period in 2016, and an increase in our retention of gross written premium period over period. Our overall retention of gross written premium for the segment increased to 69.8% from 68.6% . The increase in the retention of gross written premium primarily related to the Nationale Borg business, acquired in May 2016, and the ANV business, acquired in November 2016, neither of which is reinsured under the Maiden Quota Share agreement. In addition, beginning in July 2016, our U.K. subsidiary began ceding 32.5% of its Italian medical liability business to Maiden, down from 40%.

Net Earned Premium. Net earned premium increased $181.1 million, or 50.6%, to $539.0 million for the three months ended June 30, 2017 from $357.9 million for the three months ended June 30, 2016. Net earned premium increased due to an increase in net written premium during the twelve months ended June 30, 2017 compared to the same period in 2016. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from the increase in net written premium period over period, and policies assumed from the ANV acquisition, which had accelerated earnings patterns.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $139.5 million, or 60.3%, to $370.8 million for the three months ended June 30, 2017 from $231.3 million for the three months ended June 30, 2016. Our loss ratio for the segment for the three months ended June 30, 2017 increased to 68.8% from 64.6% compared with the same period in 2016. The increase in the loss ratio resulted from having a higher percentage of net earned premium in lines of business with higher ultimate loss selections during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Additionally, we had $9.5 million of prior year loss development related to the Lloyd's business in the three months ended June 30, 2017, and no material prior year loss reserve development in the three months ended June 30, 2016.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $61.5 million, or 78.1%, to $140.3 million for the three months ended June 30, 2017 from $78.8 million for the three months ended June 30, 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended June 30, 2017 and 2016 of $60.4 million and $38.8 million, respectively. The ceding commission increased period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.0% for the three months ended June 30, 2017 compared to 22.0% for the three months ended June 30, 2016. The increase in the expense ratio primarily resulted from increases in direct higher acquisition costs from our acquisitions of Nationale Borg and ANV.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio decreased $19.9 million, or 41.7%, to $27.9 million for the three months ended June 30, 2017 from $47.8 million for the three months ended June 30, 2016. The decrease was attributable to an increase in the segment's combined ratio during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, partially offset by an increase in the level of earned premium.

Specialty Risk and Extended Warranty Segment Results of Operations for the Six Months Ended June 30, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium increased $347.4 million, or 29.4%, to $1,528.4 million for the six months ended June 30, 2017 from $1,181.0 million for the six months ended June 30, 2016. We experienced growth primarily in our European business during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, while our U.S. business was relatively flat period over period. Our 2016 acquisitions of Nationale Borg and ANV collectively added gross written premium of $404 million to our European business, which was partially offset by fluctuations in European exchange rates.

Net Written Premium. Net written premium increased $280.8 million, or 35.8%, to $1,065.7 million for the six months ended June 30, 2017 from $784.9 million for the six months ended June 30, 2016. The increase in net written premium resulted from an increase of gross written premium for the six months ended June 30, 2017 compared to the same period in 2016, and an increase in our retention of gross written premium period over period. Our overall retention of gross written premium for the segment was 69.7% from 66.5% for the six months ended June 30, 2017 and 2016, respectively. The increase in the retention of gross written premium related to the Nationale Borg business, acquired in May 2016, and the ANV business, acquired in November 2016, neither of which is reinsured under the Maiden Quota Share agreement. In addition, beginning in July 2016, our U.K. subsidiary began ceding 32.5% of its Italian medical liability business to Maiden, down from 40%.

Net Earned Premium. Net earned premium increased $332.8 million, or 49.0%, to $1,012.5 million for the six months ended June 30, 2017 from $679.7 million for the six months ended June 30, 2016. Net earned premium increased due to an increase in net written premium during the twelve months ended June 30, 2017 compared to the same period in 2016. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from the increase in net written premium period over period, and policies assumed from the ANV acquisition, which had accelerated earnings patterns.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $241.2 million, or 54.5%, to $683.4 million for the six months ended June 30, 2017 from $442.3 million for the six months ended June 30, 2016. Our loss ratio for the segment for the six months ended June 30, 2017 increased to 67.5% from 65.1% for the same period in 2016. The increase in the loss ratio resulted from having a higher percentage of net earned premium in lines of business with higher ultimate loss selections during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. We had $9.5 million of prior year loss reserve development in the six months ended June 30, 2017, and no material prior year loss reserve development in the six months ended June 30, 2016.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $107.1 million, or 70.7%, to $258.8 million for the six months ended June 30, 2017 from $151.6 million for the six months ended June 30, 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the six months ended June 30, 2017 and 2016 of $117.1 million and $75.3 million, respectively. The ceding commission increased period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 25.6% for the six months ended June 30, 2017 compared to 22.3% for the six months ended June 30, 2016. The increase in the expense ratio resulted from direct acquisition costs from our acquisitions of Nationale Borg and ANV.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting Income). Net earned premiums less expenses included in combined ratio decreased $15.6 million, or 18.1%, to $70.3 million for the six months ended June 30, 2017 from $85.8 million for the six months ended June 30, 2016. The decrease was attributable to an increase in the segment's combined ratio during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, partially offset by an increase in the level of earned premium.

Specialty Program Segment Results of Operations for The Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Amounts in Thousands)		(As restated)		(As restated)
Gross written premium	$280,523	$360,993	$557,076	$698,489

Net written premium	$177,654	$219,737	$352,533	$478,055
Change in unearned premium	32,188	31,153	52,726	21,182
Net earned premium	209,842	250,890	405,259	499,237

Loss and loss adjustment expense	(186,737)	(170,115)	(337,030)	(341,568)
Acquisition costs and other underwriting expenses	(62,706)	(65,555)	(117,817)	(131,640)
	(249,443)	(235,670)	(454,847)	(473,208)
Underwriting (loss) income	$(39,601)	$15,220	$(49,588)	$26,029

Key measures:
Loss ratio	89.0%	67.8%	83.2%	68.4%
Expense ratio	29.9%	26.1%	29.0%	26.4%
Combined ratio	118.9%	93.9%	112.2%	94.8%

Specialty Program Segment Results of Operations for the Three Months Ended June 30, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium decreased $80.5 million, or 22.3%, to $280.5 million for the three months ended June 30, 2017 from $361.0 million for the same period in 2016. Gross written premium decreased period over period as the result of the termination of certain workers' compensation programs.

Net Written Premium. Net written premium decreased $42.1 million, or 19.2%, to $177.7 million for the three months ended June 30, 2017 from $219.7 million for the same period in 2016 as a result of the decrease in gross written premium for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, partially offset by the cession of a smaller percentage of gross written premium to reinsurers during the three months ended June 30, 2017 compared to the same period in 2016. Our overall retention of gross written premium for the segment increased 63.3% from 60.9% for the three months ended June 30, 2017 and 2016, respectively, primarily because the terminated programs were reinsured under the Maiden Quota Share.

Net Earned Premium. Net earned premium decreased $41.0 million, or 16.4%, to $209.8 million for the three months ended June 30, 2017 from $250.9 million for the same period in 2016. As premiums written are typically earned ratably over an annual period, the decrease in net earned premium resulted from lower net written premium for the annual period prior to the twelve months ended June 30, 2017 compared to the same period in 2016. Net earned premium decreased year over year proportionately less than net written premium during the same comparative period as a decline in net earned premium lags slightly behind a decrease in net written premium.

 Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $16.6 million, or 9.8%, to $186.7 million for the three months ended June 30, 2017, compared to $170.1 million for the same period in 2016. Our loss ratio for the segment increased to 89.0% compared to 67.8% for the three months ended June 30, 2017 and 2016, respectively. The increase in the loss ratio resulted from prior period adverse reserve development of $24.6 million, driven primarily by certain workers' compensation and general liability programs, which has led to re-underwriting, rate changes, and/or termination of the majority of the programs that generated the prior period adverse reserve development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses decreased $2.8 million, or 4.3%, to $62.7 million for the three months ended June 30, 2017 from $65.6 million for the same period in 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended June 30, 2017 and 2016 of $27.0 million and $34.3 million, respectively. The ceding commission decreased period over period as a result of a decrease in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. Our expense ratio was 29.9% for the three months ended June 30, 2017 compared to 26.1% for the three months ended June 30, 2016, primarily as a result of the termination of programs with lower acquisition costs as compared to the current business written in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting (Loss) Income). Net earned premiums less expenses included in combined ratio decreased $54.8 million, or 360%, to $(39.6) million for the three months ended June 30, 2017 from $15.2 million for the three months ended June 30, 2016. The decrease was attributable to an increase in the segment's combined ratio coupled with a lower level of net earned premium in the three months ended June 30, 2017 compared to the same period in 2016.

Specialty Program Segment Results of Operations for the Six Months Ended June 30, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium decreased $141.4 million, or 20.2%, to $557.1 million for the six months ended June 30, 2017 from $698.5 million for the same period in 2016. Gross written premium decreased period over period as the result of a termination of certain workers' compensation programs.

Net Written Premium. Net written premium decreased $125.5 million, or 26.3%, to $352.5 million for the six months ended June 30, 2017 from $478.1 million for the same period in 2016 as a result of the decrease in gross written premium period over period and the cession of a larger percentage of gross written premium to reinsurers during the six months ended June 30, 2017 compared to the same period in 2016. Our overall retention of gross written premium for the segment was 63.3% and 68.4% for the six months ended June 30, 2017 and 2016, respectively, primarily because the terminated programs were reinsured under the Maiden Quota Share.

Net Earned Premium. Net earned premium decreased $94.0 million, or 18.8% to $405.3 million for the six months ended June 30, 2017 from $499.2 million for the same period in 2016. As premiums written are typically earned ratably over an annual period, the decrease in net earned premium resulted from lower net written premium for the annual period prior to the twelve months ended June 30, 2017 compared to the same period in 2016. Net earned premium decreased year over year proportionately less than net written premium during the same comparative period as a decline in net earned premium lags slightly behind a decrease in net written premium.

 Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses decreased $4.5 million, or 1.3%, to $337.0 million for the six months ended June 30, 2017, compared to $341.6 million for the same period in 2016. Our loss ratio for the segment increased to 83.2% compared to 68.4% for the six months ended June 30, 2017 and 2016, respectively. The increase in the loss ratio resulted from prior period adverse reserve development of $43.4 million, driven primarily by certain general liability and workers' compensation programs, which has led to re-underwriting, rate changes, and/or termination of the majority of the programs that generated the prior period adverse reserve development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses decreased $13.8 million, or 10.5%, to $117.8 million for the six months ended June 30, 2017 from $131.6 million for the same period in 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the six months ended June 30, 2017 and 2016 of $53.3 million and $68.5 million, respectively. The ceding commission decreased period over period as a result of a decrease in net earned premium, as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. Our expense ratio was 29.0% for the six months ended June 30,

2017 compared to 26.4% for the six months ended June 30, 2016, primarily as a result of the termination of programs with lower acquisition costs as compared to the current business written in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting (Loss) Income). Net earned premiums less expenses included in combined ratio decreased $75.6 million, or 290.5%, to $(49.6) million for the six months ended June 30, 2017 from $26.0 million for the six months ended June 30, 2016. The decrease was due to a higher combined ratio coupled with a lower level of net earned premium in the six months ended June 30, 2017 compared to the same period in 2016.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth for at least the next twelve months. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected. Additional information regarding our ability to access the public markets to raise capital is discussed in "Item 1A. Risk Factors" appearing elsewhere in this Form 10-Q.

The following table is a summary of our statement of cash flows:

	Six Months Ended June 30,
	2017	2016
(Amounts in Thousands)		(As restated)
Cash and cash equivalents provided by (used in):
Operating activities	$277,550	$648,749
Investing activities	(103,310)	(834,173)
Financing activities	130,498	329,667

Net cash provided by operating activities was $278 million and $649 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash provided by operating activities was primarily due to an increase in claim payments. Cash payments for claims were approximately $1,515 million and $1,216 million in the six months ended June 30, 2017 and 2016, respectively.

Net cash used in investing activities was $103 million and $834 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash used by investing activities was primarily due to an increase in cash received from sales of fixed maturity securities and equity securities and the sale of common shares of NGHC. Please see Note 10 for additional information on the sale of NGHC shares.

Net cash provided by financing activities was $130 million and $330 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash provided by financing activities was primarily due to increased cash used for repurchase agreements, partially offset by cash received from the issuance of common stock through a private placement.  Please see Note 10 for additional information on the private placement.

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

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year %	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference amount per share of Preferred Stock $	Net proceeds ($ in thousands)	Dividend paid during the six months ended June 30, 2017 ($ in thousands)
A	6.75	4,600,000	N/A	$25	$111,130	$3,882
B	7.25	105,000	4,200,000	1,000	101,702	3,806
C	7.625	80,000	3,200,000	1,000	77,480	3,050
D	7.50	182,500	7,300,000	1,000	176,529	6,844
E	7.75	143,750	5,750,000	1,000	139,070	5,570
F	6.95	287,500	11,500,000	1,000	278,194	9,990

For a detailed description of our Preferred Stock, refer to Note 23. “Stockholder’s Equity” in Item 8. “Financial Statements and Supplementary Data” in our 2016 Form 10-K.

$300 Million Private Placement of Common Stock

On May 25, 2017, we issued 24,096 shares of common stock at a price of $12.45 per share, through a private placement ("Private Placement") resulting in gross proceeds to us of $300 million. We contributed the proceeds from the Private Placement to our insurance subsidiaries to support their financial strength, continued organic growth, and writing of business. Certain members of the families of each of George Karfunkel, one of our directors, Leah Karfunkel, one of our directors, and Barry Zyskind, our Chairman, President and CEO, were the sole purchasers in the Private Placement. The purchasers received unregistered common shares in AmTrust, as well as certain rights to register the shares at a future date. Additionally, the purchasers agreed not to transfer the common stock, subject to certain limited exceptions for bona fide estate planning purposes, for a period of one-year from the date of purchase and not to exercise their right to vote their shares of common stock until after the conclusion of our 2018 annual meeting of shareholders.
Credit Sources

Credit Facilities

For further information on our credit facilities and outstanding notes, please see Note 7 to the Consolidated Financial Statements, included elsewhere in this report, and Note 15 in Item 8. "Financial Statements and Supplementary Data" in our 2016 Form 10-K.
Other Sources of Liquidity

In November 2016, one of our subsidiaries became a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Through membership, we have access to secured cash advances that can be used for supplemental liquidity purposes or other operational needs, as deemed appropriate by management. The amount of advances our subsidiary can take is dependent on eligible asset types available for pledge to secure the advances, which is limited by the statutory admitted assets and capital and surplus of the member subsidiary. At June 30, 2017, we had no outstanding borrowings with the FHLB.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the six months ended June 30, 2017.

Contractual Obligations

During the six months ended June 30, 2017, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Reinsurance

 Our insurance subsidiaries utilize reinsurance agreements to transfer portions of the underlying risk of the business we write to various affiliated and third-party reinsurance companies. Reinsurance does not discharge or diminish our obligation to pay claims covered by the insurance policies we issue; however, it does permit us to recover certain incurred losses from our reinsurers and our reinsurance recoveries reduce the maximum loss that we may incur as a result of a covered loss event. We evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates we believe to be financially stable. We carefully monitor the credit quality of our reinsurers. The total amount, cost and limits relating to the reinsurance coverage we purchase may vary from year to year based upon a variety of factors, including the availability of quality reinsurance at an acceptable price and the level of risk that we choose to retain for our own account.

Effective June 30, 2017, we entered into an adverse loss development cover agreement, with Premia. Under the agreement, Premia will pay us for ultimate net losses paid by us in excess of a retention of $5,963.0 million, subject to an aggregate limit of $1,025.0 million, which provides $400.0 million of coverage in excess of our carried loss reserves as of March 31, 2017 in the amount of approximately $6,590.0 million.

The consideration for this agreement is a $675.0 million payment, plus an annual claims monitoring fee, of which $50.0 million represents a premium payment for the coverage above the carried loss reserves of approximately $6,590.0 million. The consideration paid to Premia will be placed into a collateral trust account as security for Premia's claim payment obligations to us. Ceded reserves will be collateralized by the premium payment and all investment income will inure to the benefit of the collateral trust account. Premia will deposit an incremental $100.0 million of excess collateral at inception and will also deposit incremental collateral in accordance with a pre-agreed schedule. We will pay interest deposited into the collateral trust account at a rate of 3.75% per annum on any unpaid portion of the $675.0 million consideration amount from July 1, 2017 to the date of payment, which must occur within 180 days following June 30, 2017. We will retain sole authority to handle and resolve claims, and Premia has various access, association and consultation rights.

Except the agreement discussed above, we have not experienced any significant changes to our reinsurance programs since December 31, 2016. For a more detailed description of our reinsurance arrangements, including our reinsurance arrangements with Maiden Reinsurance Ltd., see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We do not limit the assessment of trigger indicators to those noted above, and for the period ended June 30, 2017, management considered the share price decline in the first half of 2017, which in turn, lowered our market capitalization, as a potential impairment trigger.

Based on the consideration of all available evidence, including analysis of quantitative and qualitative factors, we believe the share price decline in the first half of 2017 is relatively short-term in nature and is primarily related to the restatement of prior period results and associated material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and is not indicative of an actual decline in our fair value or our reporting units' fair value. As a result, we have concluded that goodwill is not impaired as of June 30, 2017. We will continue to monitor the share price and underlying fundamentals of each of our reporting units during the remainder of 2017.

Cash and Investment Portfolio

Cash, which consists of cash, cash equivalents and restricted cash and cash equivalents, along with our investment portfolio, which consists of fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments and equity investment in unconsolidated related party subsidiaries, increased $808.1 million, or 9.0%, to $9.7 billion for the six months ended June 30, 2017 from $8.9 billion as of December 31, 2016. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the six months ended June 30, 2017 compared to December 31, 2016 was primarily attributable to the acquisition of AmeriHealth Casualty and positive cash flows from operations. Our fixed maturity securities had a fair value of $7.8 billion and an amortized cost of $7.7 billion as of June 30, 2017. Our equity securities had a fair value of $193.4 million with a cost of $174.2 million as of June 30, 2017.

Our cash and investment portfolio, exclusive of life settlement contracts, equity investment in unconsolidated related party subsidiaries, and other investments is summarized in the table below by type of investment:

	June 30, 2017		December 31, 2016
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,747,263	17.9%	$1,281,109	14.3%
Short-term investments	239	—	—	—
U.S. treasury securities	355,747	3.7	330,654	3.7
U.S. government agencies	13,796	0.1	63,732	0.7
Municipals	935,642	9.6	854,170	9.6
Foreign government	193,570	2.0	152,876	1.7
Commercial mortgage back securities	474,305	4.9	177,994	2.0
Residential mortgage backed securities:
Agency backed	909,779	9.3	1,210,385	13.6
Non-agency backed	4,233	—	61,229	0.7
Collateralized loan / debt obligations	510,922	5.2	484,405	5.4
Asset-backed securities	129,738	1.3	29,710	0.3
Corporate bonds	4,271,630	44.0	4,066,761	45.6
Preferred stocks	777	—	3,985	—
Common stocks	192,627	2.0	215,137	2.4
	$9,740,268	100.0%	$8,932,147	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of June 30, 2017 and December 31, 2016, as rated by Standard and Poor’s:

	June 30, 2017	December 31, 2016
U.S. Treasury	4.6%	4.5%
AAA	6.8	6.6
AA	29.3	32.6
A	29.4	28.9
BBB, BBB+, BBB-	24.8	24.2
BB, BB+, BB-	1.6	1.9
B, B+, B-	0.5	0.4
Other	3.0	0.9
Total	100.0%	100.0%

 As of June 30, 2017, the weighted average duration of our fixed maturity securities was approximately 4.66 years and had an average yield of 3.1%.

Other investments represented approximately 1.4% and 1.7% of our total investment portfolio as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, other investments consisted primarily of real estate partnerships totaling $84 million, private limited partnerships totaling $19 million, a syndicated term loan of $16 million, and annuity and other investments totaling $20 million. At December 31, 2016, other investments consisted primarily of real estate partnerships totaling $101 million, private limited partnerships totaling $24 million, a syndicated term loan of $15 million, and annuity and other investments totaling $12 million.

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We write down investments immediately that we consider to be impaired based on the above criteria collectively. There were no impairment charges for the three and six months ended June 30, 2017 but we recorded $17 million of OTTI of equity securities during the three and six months ended June 30, 2016.

As of June 30, 2017, we own corporate bonds in the financial institutions, industrial, and utilities sectors, which account for approximately 20.5%, 29.5% and 4.9%, respectively, and 54.9% in the aggregate of the total fair value of our fixed maturity securities, and 8.6%, 33.0% and 4.0%, respectively, and 45.6% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities classified as available-for-sale consists of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $1.0 million as of June 30, 2017 are not material to our financial position.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements, included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2016 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures about Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2017.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that, as of June 30, 2017, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that have not yet been fully remediated as further discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

(c)    Remediation Actions

Management continues to implement the comprehensive remediation program as disclosed in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to ensure that control deficiencies contributing to the material weaknesses are remediated such that these controls will operate effectively. During the fiscal quarter ended June 30, 2017, we continued to strengthen our Finance team by hiring additional personnel and leverage the expertise of our outside consulting firm while we integrate resources with the required skills to enhance our internal controls and documentation.

While management believes that significant progress has been made in enhancing internal controls as of June 30, 2017, and in the period since, the material weaknesses described in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting throughout 2017 and will make any further changes management deems appropriate.

(d)    Changes in Internal Control Over Financial Reporting

The remediation efforts related to the material weaknesses described in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and above represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017, that have materially affected our internal control over financial reporting.

In addition, as a result of the acquisitions of ANV Holding B.V., Republic Companies, Inc., N.V. Nationale Borg-Maatschappij and Genworth Financial Mortgage Insurance Limited (as previously disclosed) and the first quarter 2017 acquisition of AHC Insurance Company (formerly named AmeriHealth Casualty Insurance Company), there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Such changes related to these acquisitions included implementing procedures to integrate existing systems and convert the financial results of these acquisitions from other generally accepted accounting principles to U.S. GAAP. We are continuing to augment our existing controls and resources to appropriately manage the risks inherent in acquisitions of this magnitude and complexity.

Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 13. “Commitments and Contingencies” to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A.  Risk Factors

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 includes a discussion of our risk factors. Except as reported in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on May 18, 2017).

10.1*	Form of Restricted Stock Unit Agreement, amended and restated effective May 18, 2017 (filed herewith).

10.2
Common Stock Purchase Agreement, dated May 25, 2017, by and among the Company and each of the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on May 25, 2017).

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on May 25, 2017).

10.4*
Amended and Restated Employment Agreement, dated June 13, 2017, by and between AmTrust Financial Services, Inc. and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 13, 2017).

10.5	Letter Agreement dated June 28, 2017, related to Term Promissory Note, dated April 18, 2016, issued by the Company in favor of Delek Finance US Inc. (filed herewith).

10.6^
Aggregate Reinsurance Agreement, effective June 30, 2017, by and between AmTrust International Insurance Ltd., Technology Insurance Company, Wesco Insurance Company and Premia Reinsurance Ltd. (filed herewith).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2017 (filed herewith).

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2017 (filed herewith).

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2017 (furnished herewith).

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2017 (furnished herewith).

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) the Notes to Unaudited Consolidated Financial Statements.

* Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Company may be participants.
^ Certain portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	August 9, 2017	/s/ Barry D. Zyskind
Barry D. Zyskind
Chairman, President and Chief Executive Officer

/s/ Adam Karkowsky
Adam Karkowsky
Chief Financial Officer