Form 10-Q
period 2017-09-30
Amtrust Financial Services, Inc.
filed 2017-11-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the Registrant had one class of Common Stock ($0.01 par value), of which 196,026,575 shares were issued and outstanding.

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except per share amounts.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC.
Consolidated Balance Sheets (unaudited)
(In thousands, except par value)

	September 30, 2017	December 31, 2016
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost $7,483,972; $7,315,041)	$7,621,536	$7,398,134
Fixed maturity securities, trading, at fair value (amortized cost $34,300; $29,081)	32,174	33,782
Equity securities, available-for-sale, at fair value (cost $87,416; $126,670)	104,540	137,162
Equity securities, trading, at fair value (cost $88,746; $76,163)	81,112	81,960
Short-term investments	7,141	—
Equity investment in unconsolidated subsidiaries – related party	—	151,332
Other investments (related party $57,346; $72,328)	140,643	152,187
Total investments	7,987,146	7,954,557
Cash and cash equivalents	766,121	567,771
Restricted cash and cash equivalents	879,478	713,338
Accrued interest and dividends	63,797	54,680
Premiums receivable, net	2,920,325	2,802,167
Reinsurance recoverable (related party $2,606,929; $2,452,242)	6,062,987	4,329,521
Prepaid reinsurance premium (related party $1,227,769; $1,133,485)	2,181,851	1,994,092
Other assets (related party $275,116; $189,223; recorded at fair value $298,701; $356,856)	1,985,826	1,712,165
Deferred policy acquisition costs	1,192,417	928,920
Property and equipment, net	458,342	314,332
Goodwill	790,421	686,565
Intangible assets	538,648	556,560
Total assets	$25,827,359	$22,614,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Loss and loss adjustment expense reserves	$12,086,644	$10,140,716
Unearned premiums	5,322,203	4,880,066
Ceded reinsurance premiums payable (related party $366,215; $633,638)	799,659	804,882
Funds held under reinsurance treaties	122,983	70,868
Note payable on collateral loan – related party	167,975	167,975
Securities sold but not yet purchased, at fair value	56,181	36,394
Securities sold under agreements to repurchase, at contract value	—	160,270
Accrued expenses and other liabilities (recorded at fair value $146,628; $76,840)	1,950,971	1,651,626
Deferred gain on retroactive reinsurance	337,054	—
Debt (net of debt issuance cost of $15,323, $15,960)	1,287,744	1,234,900
Total liabilities	22,131,414	19,147,697
Commitments and contingencies
Redeemable non-controlling interest	1,484	1,358
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 210,751 and 196,455 issued in 2017 and 2016, respectively; 195,996 and 170,508 outstanding in 2017 and 2016, respectively	2,108	1,965
Preferred stock, $0.01 par value; 10,000 shares authorized; 5,399 issued and outstanding; $913,750 aggregated liquidation preference in 2017 and 2016, respectively	913,750	913,750
Additional paid-in capital	1,633,978	1,384,922
Treasury stock at cost; 14,755 and 25,947 shares in 2017 and 2016, respectively	(242,270)	(310,883)
Accumulated other comprehensive income (loss), net of tax	42,417	(125,722)
Retained earnings	1,163,177	1,405,071
Total AmTrust Financial Services, Inc. equity	3,513,160	3,269,103
Non-controlling interest	181,301	196,510
Total stockholders’ equity	3,694,461	3,465,613
Total liabilities and stockholders’ equity	$25,827,359	$22,614,668

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		( As restated)		( As restated)
Revenues:
Premium income:
Net written premium	$1,175,757	$1,216,050	$3,891,725	$3,705,165
Change in unearned premium	17,120	(19,814)	(95,607)	(252,895)
Net earned premium	1,192,877	1,196,236	3,796,118	3,452,270
Service and fee income (related parties - three months $55,931; $19,367 and nine months $81,221; $61,137)	180,505	133,857	486,447	386,968
Net investment income	61,103	59,919	173,654	160,079
Net realized gain on investments	24,520	8,230	56,590	31,304
Total revenues	1,459,005	1,398,242	4,512,809	4,030,621
Expenses:
Loss and loss adjustment expense	1,266,118	811,048	3,130,930	2,310,514
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $136,316; $158,216 and nine months $448,249; $440,561)	337,086	303,992	1,038,496	870,937
Other	177,350	139,251	540,063	402,862
Total expenses	1,780,554	1,254,291	4,709,489	3,584,313
(Loss) income before other income (loss), (benefit) provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	(321,549)	143,951	(196,680)	446,308
Other income (loss):
Interest expense (net of interest income - related party - three months $1,169; $2,061 and nine months $3,487; $6,436)	(22,873)	(22,124)	(70,703)	(55,910)
(Loss) gain on investment in life settlement contracts net of profit commission	(924)	5,485	6,425	28,891
Foreign currency loss	(62,819)	(10,880)	(139,735)	(78,108)
Gain on acquisition	—	—	—	48,775
Gain on sale of policy management system	186,755	—	186,755	—
Total other income (loss)	100,139	(27,519)	(17,258)	(56,352)
(Loss) income before (benefit) provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	(221,410)	116,432	(213,938)	389,956
(Benefit) provision for income taxes	(62,588)	23,185	(60,959)	65,952
(Loss) income before equity in earnings of unconsolidated subsidiaries	(158,822)	93,247	(152,979)	324,004
Equity in earnings of unconsolidated subsidiaries – related parties	—	1,954	73,488	12,532
Net (loss) income	$(158,822)	$95,201	$(79,491)	$336,536
Net income (loss) attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	718	(2,975)	(17,010)	(12,809)
Net (loss) income attributable to AmTrust Financial Services, Inc.	$(158,104)	$92,226	$(96,501)	$323,727
Dividends on preferred stock	(16,571)	(11,576)	(49,713)	(31,943)
Net (loss) income attributable to AmTrust common stockholders	$(174,675)	$80,650	$(146,214)	$291,784
Earnings per common share:
Basic earnings per share	$(0.89)	$0.47	$(0.80)	$1.68
Diluted earnings per share	$(0.89)	$0.47	$(0.80)	$1.67
Dividends declared per common share	$0.17	$0.17	$0.51	$0.47
See accompanying notes to unaudited consolidated financial statements.
AMTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Net (loss) income	$(158,822)	$95,201	$(79,491)	$336,536
Other comprehensive income, net of tax:
Foreign currency translation adjustments	50,709	(30,145)	127,235	(110,148)
Change in fair value of interest rate swap	25	253	145	540
Unrealized gain on securities:
Gross unrealized holding gain	17,175	23,741	115,235	328,409
Tax (benefit) expense arising during period	(2,615)	7,118	20,346	113,890
Net unrealized holding gain	19,790	16,623	94,889	214,519
Reclassification adjustments for investment gain included in net income, net of tax:
Other-than-temporary impairment loss	—	5,989	—	16,526
Other net realized gain on investments	(23,272)	(9,388)	(54,130)	(34,519)
Total reclassification adjustments for investment gains included in net (loss) income, net of tax	(23,272)	(3,399)	(54,130)	(17,993)
Other comprehensive income (loss), net of tax	47,252	(16,668)	168,139	86,918
Comprehensive (loss) income	(111,570)	78,533	88,648	423,454
Less: Comprehensive (loss) income attributable to redeemable non-controlling interest and non-controlling interest	(718)	2,975	17,010	12,809
Comprehensive (loss) income attributable to AmTrust Financial Services, Inc.	$(110,852)	$75,558	$71,638	$410,645

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
		(As restated)
Cash flows from operating activities:
Net (loss) income	$(79,491)	$336,536
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	118,687	97,314
Net amortization of bond premium or discount	13,296	21,983
Equity earnings on investment in unconsolidated subsidiaries (1)	(73,488)	(12,532)
Gain on investment in life settlement contracts, net	(6,425)	(28,891)
Net realized gain on investments	(56,590)	(57,721)
Non-cash write-down of investments	19,303	26,417
Discount on notes payable	4,776	4,420
Stock based compensation	18,793	17,433
Bad debt expense	19,739	15,199
Foreign currency loss	139,735	78,108
Gain on sale of policy management system (3)	(186,755)	—
Gain on acquisition	—	(48,775)
Changes in assets - (increase) decrease:
Premiums and notes receivables	(63,888)	(299,778)
Reinsurance recoverable	(1,685,050)	(363,087)
Deferred policy acquisition costs	(248,351)	(229,289)
Prepaid reinsurance premiums	(185,368)	(486,506)
Other assets	(166,903)	307,499
Changes in liabilities - increase (decrease):
Ceded reinsurance premium payable	93,841	316,497
Loss and loss adjustment expense reserve	1,564,468	1,189,411
Unearned premiums	283,950	513,482
Funds held under reinsurance treaties	1,101	(7,487)
Accrued expenses and other liabilities	400,378	(509,573)
Net cash (used in) provided by operating activities	(74,242)	880,660
Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(1,603,933)	(1,839,005)
Purchases of equity securities, available-for-sale	(51,416)	(129,716)
Purchase of equity securities, trading	(386,561)	(150,654)
Purchase of other investments	(18,806)	(15,391)
Sales, maturities, paydowns of fixed maturities, available-for-sale	1,704,224	1,537,296
Sales of equity securities, available-for-sale	193,466	110,895
Sales of equity securities, trading	379,933	155,502
Sales of other investments	50,793	3,371
Net sale of short term investments	(7,336)	(125,907)
Net sale (purchase) of securities sold but not purchased	19,787	(14,848)
Payment of life settlement contracts	(16,473)	(15,880)
Receipt of life settlement contract proceeds	48,714	38,247
Acquisition of subsidiaries, net of cash received (2)	(97,786)	(139,038)
Sale of equity method investment (1)	211,290	—
Change in restricted cash and cash equivalents	(156,138)	(176,428)
Purchase of property and equipment	(193,249)	(111,708)
Sale of life settlement contracts (4)	90,000	—
Sale of policy management system (3)	57,040	—
Net cash provided by (used in) investing activities	223,549	(873,264)

	Nine Months Ended September 30,
	2017	2016
		As restated
Cash flows from financing activities:
Repurchase agreements, net	(160,270)	—
Secured loan agreements borrowings	108,234	45,809
Secured loan agreements payments	(9,272)	(5,372)
Promissory notes payments	(52,343)	—
Convertible senior notes settlement	—	(10)
Financing fees	(197)	—
Common stock issuance	298,747	276
Common stock repurchase	—	(152,395)
Preferred stock issuance	—	417,264
Contingent consideration payments	(16,611)	(34,839)
Non-controlling interest capital contributions from consolidated subsidiaries, net	(31,398)	(5,984)
Stock option exercise and other	271	(6,819)
Dividends distributed on common stock	(91,382)	(78,501)
Dividends distributed on preferred stock	(49,713)	(31,943)
Net cash (used in) provided by financing activities	(3,934)	147,486
Effect of exchange rate changes on cash	52,977	(25,453)
Net increase in cash and cash equivalents	198,350	129,429
Cash and cash equivalents, beginning of the year	567,771	1,003,916
Cash and cash equivalents, end of the period	$766,121	$1,133,345
(1) 2017 amounts relate to the sale of shares of National General Holding Corp. See Note 10 for more information.
(2) Primarily relates to the acquisitions of AmeriHeath Casualty Insurance Company, PDP Group, Inc., and other immaterial subsidiaries. See Note 11 for more information.
(3) 2017 amounts relate to the sale of the personal lines policy management system to National General Holdings Corp. See Note 10 for more information.
(4) 2017 Amounts relate to the sale of life settlement contracts from Tiger Capital LLC's portfolio. See Note 5 for more information.

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

1.	Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2016, previously filed with the Securities and Exchange Commission (“SEC”) on April 4, 2017 ("Form 10-K").

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

As previously disclosed, on March 14, 2017, the Audit Committee of our Board of Directors, in consultation with management and our current and former independent registered public accounting firms, concluded that our previously issued Consolidated Financial Statements for fiscal years 2015 and 2014, along with each of the four quarters included in fiscal year 2015 as well as the first three quarters of fiscal year 2016, needed to be restated. Accordingly, within this report, we have included restated unaudited quarterly financial statements for the three and nine months periods ended September 30, 2016. See our Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q/A for the period ended September 30, 2016 for more information.

During the three months ended September 30, 2017, the Company identified and corrected errors that originated in prior periods primarily related to the misclassification of certain service and fee income as other underwriting expense and an overstatement of net earned premium with a corresponding overstatement of acquisition costs. In accordance with ASC 250, Accounting Changes and Error Corrections, and SEC guidance, the Company evaluated the materiality of the errors from both quantitative and qualitative perspectives. Based on this analysis, the Company concluded that the errors were immaterial to its financial position, results of operations and cash flows for any previously reported quarterly financial statements or for the current period in which they were corrected. As a result of these correction of errors for the three months ended September 30, 2017, service and fee income increased $37,895, net earned premiums decreased $39,170, acquisition costs and other underwriting expense decreased $3,622, and other expenses were increased $7,740. The errors had no impact on the Company's previously reported net income.

2.Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2017, as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance, or potential significance, to the Company.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective on January 1, 2018, and may be applied retrospectively or through a cumulative effect adjustment to retained earnings at the date of adoption. The new guidance does not apply to insurance contracts, leases, financial instruments, and certain other agreements that are within the scope of other GAAP guidance. The Company is currently assessing its revenue streams to identify any contracts with customers that may be in-scope of the new standard. The Company has selected a sample of in-scope contracts for review (“key contracts”) to identify any potential impact on revenue recognition. The Company plans to identify and group the remaining contracts with customers with similar terms and features based on the conclusions developed in the review of the key contracts and to identify additional contracts with customers that may have unique terms and features that require a separate assessment. The Company is also assessing the impact on costs to obtain or fulfill contracts with customers, and which transition method to apply upon adoption on January 1, 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

3. Investments

(a) Available-for-Sale Securities

The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of fixed maturity and equity securities classified as available-for-sale as of September 30, 2017 and December 31, 2016, are presented below:

As of September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturity Securities:
U.S. treasury securities	$319,333	$1,080	$(1,528)	$318,885
U.S. government agencies	48,605	26	(481)	48,150
Municipal bonds	894,106	15,459	(3,772)	905,793
Foreign government	184,507	4,013	(1,404)	187,116
Corporate bonds:
Finance	1,579,758	45,733	(2,413)	1,623,078
Industrial	2,184,009	60,640	(6,306)	2,238,343
Utilities	365,563	10,140	(964)	374,739
Commercial mortgage-backed securities	461,972	4,480	(5,461)	460,991
Residential mortgage-backed securities:
Agency backed	801,586	13,362	(4,054)	810,894
Non-agency backed	5,677	3	(31)	5,649
Collateralized loan / debt obligation	617,392	9,323	(367)	626,348
Asset backed securities	21,464	114	(28)	21,550
Total fixed maturity securities	$7,483,972	$164,373	$(26,809)	$7,621,536
Equity Securities:
Common stock	$87,416	$19,418	$(2,294)	$104,540

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturity Securities:
U.S. treasury securities	$331,036	$1,235	$(1,617)	$330,654
U.S. government agencies	63,467	282	(17)	63,732
Municipal bonds	860,444	9,603	(15,877)	854,170
Foreign government	149,365	4,237	(726)	152,876
Corporate bonds:
Finance	1,535,606	38,404	(7,722)	1,566,288
Industrial	2,222,843	62,133	(17,115)	2,267,861
Utilities	195,607	4,433	(1,210)	198,830
Commercial mortgage-backed securities	178,092	2,464	(2,562)	177,994
Residential mortgage-backed securities:
Agency backed	1,210,229	13,685	(13,529)	1,210,385
Non-agency backed	61,646	586	(1,003)	61,229
Collateralized loan / debt obligations	476,767	8,389	(751)	484,405
Asset backed securities	29,939	31	(260)	29,710
Total fixed maturity securities	$7,315,041	$145,482	$(62,389)	$7,398,134
Equity Securities:
Preferred stock	$4,044	$—	$(59)	$3,985
Common stock	122,626	12,899	(2,348)	133,177
Total equity securities	$126,670	$12,899	$(2,407)	$137,162

Investments in foreign government securities include securities issued by national entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2017, the Company's foreign government securities were issued or guaranteed primarily by governments in Europe, Canada and Israel.

Proceeds from the sale of investments in available-for-sale securities were approximately $757,709 and $647,928, respectively, during the three months ended September 30, 2017 and 2016, and were approximately $1,897,690 and $1,648,193, respectively, for the nine months ended September 30, 2017 and 2016.

A summary of the Company’s available-for-sale fixed maturity securities as of September 30, 2017 and December 31, 2016, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$185,841	$186,532	$319,275	$319,882
Due after one through five years	1,748,551	1,788,962	2,956,429	2,998,711
Due after five through ten years	3,176,390	3,246,584	1,645,211	1,683,112
Due after ten years	465,099	474,026	437,452	432,702
Mortgage and asset backed securities	1,908,091	1,925,432	1,956,674	1,963,727
Total fixed maturity securities	$7,483,972	$7,621,536	$7,315,041	$7,398,134

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

The tables below summarize the gross unrealized losses of our available-for-sale fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturity Securities:
U.S. treasury securities	$257,511	$(1,452)	$6,263	$(76)	$263,774	$(1,528)
U.S. government agencies	43,352	(481)	—	—	43,352	(481)
Municipal bonds	291,908	(2,778)	42,088	(994)	333,996	(3,772)
Foreign government	75,485	(1,315)	9,258	(89)	84,743	(1,404)
Corporate bonds:
Finance	184,303	(1,589)	65,061	(824)	249,364	(2,413)
Industrial	347,521	(4,169)	86,507	(2,137)	434,028	(6,306)
Utilities	62,260	(494)	23,913	(470)	86,173	(964)
Commercial mortgage-backed securities	252,831	(4,784)	9,674	(677)	262,505	(5,461)
Residential mortgage-backed securities:
Agency backed	253,181	(3,998)	2,264	(56)	255,445	(4,054)
Non-agency backed	3,206	(9)	2,322	(22)	5,528	(31)
Collateralized loan / debt obligations	69,034	(367)	—	—	69,034	(367)
Asset backed securities	5,797	(6)	1,008	(22)	6,805	(28)
Total fixed maturity securities	$1,846,389	$(21,442)	$248,358	$(5,367)	$2,094,747	$(26,809)
Equity Securities:
Common stock	$16,245	$(2,294)	$—	$—	$16,245	$(2,294)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturity Securities:
U.S. treasury securities	$293,155	$(1,613)	$22,989	$(4)	$316,144	$(1,617)
U.S. government agencies	7,866	(17)	—	—	7,866	(17)
Municipal bonds	519,578	(15,207)	15,742	(670)	535,320	(15,877)
Foreign government	128,863	(688)	12,659	(38)	141,522	(726)
Corporate bonds:
Finance	1,071,982	(7,210)	16,840	(512)	1,088,822	(7,722)
Industrial	1,200,129	(13,648)	114,035	(3,467)	1,314,164	(17,115)
Utilities	119,488	(423)	10,391	(787)	129,879	(1,210)
Commercial mortgage-backed securities	71,780	(1,654)	10,910	(908)	82,690	(2,562)
Residential mortgage-backed securities:
Agency backed	718,098	(13,469)	8,144	(60)	726,242	(13,529)
Non-agency backed	24,372	(869)	4,462	(134)	28,834	(1,003)
Collateralized loan / debt obligations	97,923	(433)	32,937	(318)	130,860	(751)
Asset backed securities	9,220	(124)	4,926	(136)	14,146	(260)
Total fixed maturity securities	$4,262,454	$(55,355)	$254,035	$(7,034)	$4,516,489	$(62,389)
Equity Securities:
Preferred stock	$529	$(30)	$—	$(29)	$529	$(59)
Common stock	46,254	(1,394)	9,991	(954)	56,245	(2,348)
Total equity securities	$46,783	$(1,424)	$9,991	$(983)	$56,774	$(2,407)

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

There are 1,499 and 2,125 securities at September 30, 2017 and December 31, 2016, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be other-than-temporarily impaired ("OTTI"). At September 30, 2017, the Company determined that the unrealized losses on fixed maturity securities were primarily due to market interest rate movements since their date of purchase. On a quarterly basis, the Company analyzes securities in an unrealized loss position for OTTI. The Company considers an investment to be impaired when it has been in an unrealized loss position greater than a de minimis threshold for over 12 months, excluding securities backed by the U.S. government (e.g., U.S. treasury securities or agency-backed residential mortgage-backed securities). Additionally, the Company reviews whether any of the impaired positions related to securities for which OTTI was previously recognized, and whether the Company intends to sell any of the securities in an unrealized loss position.

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

There were no credit-related OTTI charges for the three and nine months ended September 30, 2017.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

(b) Trading Securities

The amortized cost, estimated fair value and gross unrealized gains and losses of trading securities as of September 30, 2017 and December 31, 2016 are presented in the tables below:

As of September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturity Securities
U.S. Treasury securities	$10,050	$—	$(140)	$9,910
Corporate bonds:
Industrial	23,955	643	(2,699)	21,899
Utilities	295	70	—	365
Total Fixed Maturity Securities	$34,300	$713	$(2,839)	$32,174
Common stock	$88,746	$3,960	$(11,594)	$81,112

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturity Securities
Corporate bonds:
Industrial	$24,151	$4,379	$—	$28,530
Utilities	4,930	322	—	5,252
Total Fixed Maturity Securities	$29,081	$4,701	$—	$33,782
Common stock	$76,163	$9,842	$(4,045)	$81,960

Proceeds from the sale of investments in trading securities were approximately $70,518 and $47,177, respectively, during the three months ended September 30, 2017 and 2016, and were approximately $379,933 and $155,502, respectively, during the nine months ended September 30, 2017 and 2016.

The table below shows the portion of trading gains and losses for the period related to trading securities still held during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (losses) and gains recognized during the period on trading securities	$(2,241)	$995	$(17,481)	$3,428
Less: Net (losses) and gains recognized during the period on trading securities sold during the period	(1,584)	812	(933)	8,199
Unrealized (losses) and gains recognized during the reporting period on trading securities still held at the reporting date	$(657)	$183	$(16,548)	$(4,771)

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

(c) Investment Income

Net investment income for the three and nine months ended September 30, 2017 and 2016 was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturity securities, available-for-sale	$60,478	$59,712	$187,128	$152,140
Equity securities, available-for-sale	469	465	2,038	6,927
Fixed maturity securities, trading	473	—	1,505	—
Equity securities, trading	(141)	(40)	(121)	(318)
Cash and short term investments	5,695	410	8,977	2,182
Other invested assets(1)	(664)	—	(15,665)	—
	66,310	60,547	183,862	160,931
Less:
Investment expenses	(5,207)	(628)	(10,208)	(852)
	$61,103	$59,919	$173,654	$160,079
(1) Includes losses from equity method investments.

(d) Realized Gains and Losses

The tables below summarize the gross and net realized gains and (losses) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017			2017
	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities, available-for-sale	$15,577	$(1,132)	$14,445	$38,024	$(3,188)	$34,836
Equity securities, available-for-sale	9,122	(295)	8,827	21,633	(1,894)	19,739
Fixed maturity securities, trading	1,723	—	1,723	6,695	(9,548)	(2,853)
Equity securities, trading	6,204	(10,168)	(3,964)	14,691	(29,319)	(14,628)
Other investments	3,489	—	3,489	19,516	(20)	19,496
	$36,115	$(11,595)	$24,520	$100,559	$(43,969)	$56,590

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016			2016
	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities, available-for-sale	$17,535	$(2,582)	$14,953	$57,346	$(4,199)	$53,147
Equity securities, available-for-sale	553	(1,126)	(573)	1,821	(1,862)	(41)
Equity securities, trading	2,897	(1,902)	995	17,824	(14,396)	3,428
Other investments	3,449	(1,133)	2,316	1,189	(2)	1,187
Write-down of other invested assets	—	(6,440)	(6,440)	—	(19,977)	(19,977)
Write-down of equity securities, available-for-sale	—	(3,021)	(3,021)	—	(6,440)	(6,440)
	$24,434	$(16,204)	$8,230	$78,180	$(46,876)	$31,304

On June 9, 2017, the Company announced that it entered into agreements to sell 10,586 common shares of National General Holdings Corp. (“NGHC”), a related party, at a price of $20.00 per share (representing a discount of 8.3% to NGHC's common

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

stock closing market price on the Nasdaq Stock Exchange on June 8, 2017). The sale was completed through separate, privately negotiated purchase agreements with unaffiliated third parties and resulted in a $68,425 realized gain, which is reflected in the Equity in earnings of unconsolidated subsidiaries - related parties caption on the Consolidated Statements of Income.

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain investment grade securities. The fair values of the Company's restricted assets as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Restricted cash and cash equivalents	$879,478	$713,338
Restricted investments - fixed maturity securities at fair value	2,861,413	2,126,216
Total restricted cash, cash equivalents, and investments	$3,740,891	$2,839,554

(g) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. For more information related to these agreements, please see Note 4 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company’s liability for securities to be delivered is measured at their fair value and was $56,181 and $36,394 as of September 30, 2017 and December 31, 2016, respectively.

From time to time, the Company enters into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed income securities. As of September 30, 2017, the Company had no outstanding repurchase agreements. As of December 31, 2016, the Company had thirteen repurchase agreements with an outstanding principal amount of $160,270, which approximates fair value, at interest rates between 0.75% and 0.90%. The Company had approximately $175,700 of collateral pledged in support of these agreements.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

4.	Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2017 and December 31, 2016:

As of September 30, 2017	Total	Level 1	Level 2	Level 3
Financial Assets:
U.S. treasury securities	$328,795	$328,795	$—	$—
U.S. government agencies	48,150	—	48,150	—
Municipal bonds	905,793	—	905,164	629
Foreign government	187,116	—	187,116	—
Corporate bonds and other bonds:
Finance	1,623,078	—	1,615,636	7,442
Industrial	2,260,242	—	2,258,428	1,814
Utilities	375,104	—	375,104	—
Commercial mortgage-backed securities	460,991	—	437,559	23,432
Residential mortgage-backed securities:
Agency backed	810,894	—	810,894	—
Non-agency backed	5,649	—	5,649	—
Collateralized loan / debt obligations	626,348	—	626,348	—
Asset-backed securities	21,550	—	20,759	791
Equity securities, available-for-sale	104,540	104,540	—	—
Equity securities, trading	81,112	79,001	411	1,700
Life settlement contracts	298,701	—	—	298,701
Total Financial Assets	$8,138,063	$512,336	$7,291,218	$334,509
Financial Liabilities:
Securities sold but not yet purchased, at fair value	$56,181	$42,512	$13,669	$—
Life settlement contract profit commission	5,927	—	—	5,927
Contingent consideration	84,520	—	—	84,520
Total Financial Liabilities	$146,628	$42,512	$13,669	$90,447

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

As of December 31, 2016	Total	Level 1	Level 2	Level 3
Financial Assets:
U.S. treasury securities	$330,654	$330,654	$—	$—
U.S. government agencies	63,732	—	63,732	—
Municipal bonds	854,170	—	854,170	—
Foreign government	152,876	—	149,298	3,578
Corporate bonds and other bonds:
Finance	1,566,288	—	1,559,800	6,488
Industrial	2,296,391	—	2,291,351	5,040
Utilities	204,082	—	199,503	4,579
Commercial mortgage-backed securities	177,994	—	177,994	—
Residential mortgage-backed securities:
Agency backed	1,210,385	—	1,186,315	24,070
Non-agency backed	61,229	—	58,109	3,120
Collateralized loan / debt obligations	484,405	—	484,405	—
Asset-backed securities	29,710	—	29,710	—
Equity securities, available-for-sale	137,162	66,228	49,618	21,316
Equity securities, trading	81,960	78,827	—	3,133
Life settlement contracts	356,856	—	—	356,856
Total Financial Assets	$8,007,894	$475,709	$7,104,005	$428,180
Financial Liabilities:
Securities sold but not yet purchased, at fair value	$36,394	$36,394	$—	$—
Fixed maturity securities sold but not yet purchased	160,270	—	160,270	—
Life settlement contract profit commission	4,940	—	—	4,940
Contingent consideration (as restated)	71,657	—	—	71,657
Derivatives	243	—	243	—
Total Financial Liabilities	$273,504	$36,394	$160,513	$76,597

Transfers between Level 1 and Level 2 for all periods presented are due to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs. During the nine month period ended September 30, 2017, there was a $35,818 transfer from Level 2 to Level 1.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and nine months ended September 30, 2017 and 2016. The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Balance as of June 30, 2017	Net income (loss)	Other comprehensive (loss) income	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2017
Equity securities, trading	$2,051	$22	$—	$—	$—	$(373)	$1,700
Equity securities, available-for-sale	21,348	566	(502)	38	(21,450)	—	—
Fixed maturities, available-for-sale	41,512	(14)	208	1,954	(1,179)	(8,373)	34,108
Fixed maturities, trading	312	1,992	—	—	(2,304)	—	—
Life settlement contracts	396,782	33,617	—	—	(131,698)	—	298,701
Life settlement contract profit commission	(5,714)	(213)	—	—	—	—	(5,927)
Contingent consideration	(97,615)	3,348	—	(1,853)	11,600	—	(84,520)
Total	$358,676	$39,318	$(294)	$139	$(145,031)	$(8,746)	$244,062

	Balance as of December 31, 2016	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2017
Equity securities, trading	$3,133	$(400)	$—	$4,484	$(2,134)	$(3,383)	$1,700
Equity securities, available-for-sale	21,316	566	(164)	114	(38,198)	16,366	—
Fixed maturities, available-for-sale	46,875	(14)	(281)	9,459	(3,954)	(17,977)	34,108
Fixed maturities, trading	312	1,992	—	—	(2,304)	—	—
Life settlement contracts	356,856	82,233	—	16,473	(156,861)	—	298,701
Life settlement contract profit commission	(4,940)	(987)	—	—	—	—	(5,927)
Contingent consideration	(71,657)	(442)	—	(29,032)	16,611	—	(84,520)
Total	$351,895	$82,948	$(445)	$1,498	$(186,840)	$(4,994)	$244,062

	Balance as of June 30, 2016	Net income (loss)	Other comprehensive loss	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2016
Equity securities, available-for-sale	$24,764	$(16,983)	$17,168	$(2)	$(7,753)	$15,985	$33,179
Commercial mortgage backed securities	—	—	(194)	—	—	8,065	7,871
Collateralized loan / debt obligations	—	—	(15)	—	—	21,748	21,733
Life settlement contracts	304,434	23,290	—	4,550	(189)	—	332,085
Life settlement contract profit commission	(9,054)	(763)	—	—	5,000	—	(4,817)
Contingent consideration (as restated)	(75,772)	(2,226)	—	(5,443)	11,393	—	(72,048)
Total	$244,372	$3,318	$16,959	$(895)	$8,451	$45,798	$318,003

	Balance as of December 31, 2015	Net income (loss)	Other comprehensive loss	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of September 30, 2016
Equity securities, available-for-sale	$37,211	$(16,983)	$4,719	$—	$(7,753)	$15,985	$33,179
Commercial mortgage backed securities	—	—	(194)	—	—	8,065	7,871
Collateralized loan / debt obligations	—	—	(15)	—	—	21,748	21,733
Life settlement contracts	264,001	82,451	—	15,880	(30,247)	—	332,085
Life settlement contract profit commission	(15,406)	(9,817)	—	—	20,406	—	(4,817)
Contingent consideration (as restated)	(84,760)	(8,224)	—	(13,903)	34,839	—	(72,048)
Total	$201,046	$47,427	$4,510	$1,977	$17,245	$45,798	$318,003

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

A reconciliation of net income for life settlement contracts in the above table to gain (loss) on investment in life settlement contracts net of profit commission included in the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$33,617	$23,290	$82,233	$82,451
Premiums paid	(9,960)	(16,434)	(48,694)	(41,890)
Profit commission	(213)	(763)	(987)	(9,817)
Other expenses and loss on sale	(24,368)	(608)	(26,127)	(1,853)
(Loss) gain on investment in life settlement contracts	$(924)	$5,485	$6,425	$28,891

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Maturity Investments: As of September 30, 2017, the Company's Level 3 equity securities consisted primarily of privately placed warrants of companies that have publicly traded common stock. The fair value of these equity securities as of September 30, 2017 was derived from the quoted price of the underlying common stock adjusted for other inputs that are not market observable.

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

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: In June 2017, the Company sold 10,586 common shares of NGHC. As a result of the sale, the Company ceased accounting for this investment under the equity method and has classified its remaining $32,667 investment in NGHC common stock as equity securities, available-for-sale. Refer to Notes 3 and 10 for more information.

•	Subordinated Debentures and Debt: The fair value of the Company's debt arrangements as of September 30, 2017 was as follows:

	Carrying Value	Fair Value
6.125% Notes due 2023	$248,390	$249,255
2.75% Convertible senior notes due 2044	171,286	174,583
7.25% Subordinated Notes due 2055	145,296	154,200
7.50% Subordinated Notes due 2055	130,767	140,184
Revolving credit facility	130,000	130,000
Junior subordinated debentures due 2035-2037	122,094	110,070
Trust preferred securities due 2033-2037	92,786	85,906
Republic promissory note	52,343	53,163
Other	194,782	194,782
Total	$1,287,744	$1,292,143

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

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

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

The following summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of September 30, 2017 and December 31, 2016, and only includes data for policies to which the Company assigned value at those dates:

	September 30, 2017	December 31, 2016
Average age of insured (years)	84.3	82.8
Average life expectancy, months (1)	87	107
Average face amount per policy	$7,088	$6,572
Effective discount rate (2)	12.4%	12.4%

(1)	Standard life expectancy as adjusted for specific circumstances.

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

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables were held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below as of September 30, 2017 and December 31, 2016:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
September 30, 2017	$(30,268)	$28,432
December 31, 2016	$(44,207)	$43,492

	Change in discount rate (1)
	Plus 1%	Minus 1%
Investment in life policies:
September 30, 2017	$(20,130)	$22,121
December 31, 2016	$(29,881)	$33,155

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

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

There were no capital contributions for the three months ended September 30, 2017. Capital contributions of $27,000 were made to the LSC Entities during the nine months ended September 30, 2017. Capital contributions of $29,366 and $40,366 were made to the LSC Entities during the three months and nine months ended September 30, 2016, respectively. The Company contributed 50% of these capital contributions.

On August 16, 2017, the Company sold 114 life settlement contracts from the Tiger portfolio for consideration of $100,000, which included a payment of $90,000 on the closing date. In addition, a payment of $5,000 is due on the next two anniversaries of the closing date.

The LSC Entities paid a dividend of $90,000 during the three months ended September 30, 2017. The Company received 50% of this dividend.

The Company recorded a loss of $924 and a gain of $5,485 on investment in life settlement contracts, net of profit commission, for the three months ended September 30, 2017 and 2016, respectively, and a gain of $6,425 and $28,891 on investment in life settlement contracts, net of profit commission for the nine months ended September 30, 2017 and 2016, respectively.

The following tables describe the Company’s investment in life settlements as of September 30, 2017 and December 31, 2016:

Expected Maturity Term in Years	Number of Life Settlement Contracts (in whole numbers)	Fair Value (1)	Face Value	Number of Life Settlement Contracts (in whole numbers)	Fair Value (1)	Face Value
	As of September 30, 2017			As of December 31, 2016
0-1	—	$—	$—	—	$—	$—
1-2	6	41,011	58,000	2	8,873	12,500
2-3	3	22,994	32,422	7	39,495	63,000
3-4	13	45,357	101,000	10	37,436	75,422
4-5	13	25,426	60,400	10	34,003	82,900
Thereafter	107	163,913	744,880	225	237,049	1,405,414
Total	142	$298,701	$996,702	254	$356,856	$1,639,236

(1)
As of September 30, 2017 and December 31, 2016, the Company determined the fair value of 4 and 18 policies, respectively, to be negative and, therefore, assigned a fair value of zero to those policies. For these contracts, the table below details the amount of premiums paid and the death benefits received during the twelve months preceding September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Number of policies with a negative value from discounted cash flow model as of period end (in whole numbers)	4	18
Premiums paid for the preceding twelve month period for period ended	$394	$2,640
Death benefit received	$—	$—

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

Premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of September 30, 2017, are as follows:

Premiums Due on Life Settlement Contracts
2017	$35,423
2018	36,568
2019	35,922
2020	34,781
2021	32,544
Thereafter	215,213
Total	$390,451

For additional information relating to the accounting for life settlement contracts, see Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

6. Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for loss and loss adjustment expense reserves ("Loss and LAE") for the three months ended September 30, 2017, and 2016, respectively:

	2017	2016
Loss and LAE, gross of related reinsurance recoverables at beginning of period	$11,149,511	$9,097,408
Less: Reinsurance recoverables at beginning of period	4,942,144	3,568,863
Net balance, beginning of period	6,207,367	5,528,545
Incurred related to:
Current year	939,187	720,440
Prior year	326,931	90,608
Total incurred during the period	1,266,118	811,048
Paid related to:
Current year	(333,098)	(262,738)
Prior year	(445,247)	(387,735)
Total paid during the period	(778,345)	(650,473)
Retroactive reinsurance adjustment	(326,931)	—
Effect of foreign exchange rates	50,882	61,202
Net balance, end of period	6,419,091	5,750,322
Plus reinsurance recoverables at end of period	5,667,553	3,677,448
Loss and LAE, gross of related reinsurance recoverables at end of period	$12,086,644	$9,427,770

The following table provides a reconciliation of the beginning and ending balances for Loss and LAE for the nine months ended September 30, 2017, and 2016, respectively:

	2017	2016
Loss and LAE, gross of related reinsurance recoverables at beginning of period	$10,140,716	$7,208,367
Less: Reinsurance recoverables at beginning of period	3,873,786	2,665,187
Net balance, beginning of period	6,266,930	4,543,180
Incurred related to:
Current year	2,712,079	2,117,774
Prior year	418,851	192,740
Total incurred during the period	3,130,930	2,310,514
Paid related to:
Current year	(699,340)	(531,517)
Prior year	(1,593,524)	(1,335,069)
Total paid during the period	(2,292,864)	(1,866,586)
Loss portfolio transfers	—	312,049
Acquired loss and loss adjustment reserves	200,802	463,115
Retroactive reinsurance adjustment	(1,025,000)	—
Effect of foreign exchange rates	138,293	(11,950)
Net balance, end of period	6,419,091	5,750,322
Plus reinsurance recoverables at end of period	5,667,553	3,677,448
Loss and LAE, gross of related reinsurance recoverables at end of period	$12,086,644	$9,427,770

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
The Company's Loss and LAE, gross of related reinsurance recoverables, increased $937,133 and $330,362, respectively, during the three months ended September 30, 2017 and 2016, and $1,945,928 and $2,219,403, respectively, during the nine months ended September 30, 2017 and 2016. The increase in 2017 primarily related to the acquisition of AHC Insurance Company ("AHC"), formerly known as AmeriHealth Casualty Insurance Company, and increased premium writings. The Company had adverse prior period reserve development of $326,931 and $418,851, respectively, during the three and nine months ended September 30, 2017. Consistent with prior quarters, the actuarial process was driven by updated and new incurred and paid loss data, continued review of actuarial diagnostics, which led to additional in-depth claims reviews or further development being recognized, and update of frequency and severity trends, which have continued to develop adversely. The adverse reserve development was primarily driven by unfavorable development related to emerging loss experience beyond the prior indications based on new and updated data, especially within the Company's Small Commercial workers' compensation book in accident years of 2014 through 2016, deterioration of claim severities within auto liability that continues to exceed previously revised expectations, and unfavorable development on Italian hospital liability business related to lower than expected benefits on claims savings strategies in the oldest few years. Additionally, Specialty Program segment adverse development was driven by development from long-tailed terminated programs, particularly general liability programs. The increase in 2016 related primarily to increased premium writings, and a loss portfolio transfer. The Company's liabilities for unpaid losses and LAE attributable to prior years increased $90,608 and $192,740, respectively, for the three and nine months ended September 30, 2016, primarily due to adverse loss experience in the Company's Specialty Program segment's general liability and auto liability portfolios, and the Company's Small Commercial Business segment's auto liability portfolio.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

7. Debt

The Company’s outstanding debt consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
6.125% Notes due 2023 (the "2023 Notes")	$248,390	$248,185
Secured loan agreements	175,345	75,762
2.75% Convertible senior notes due 2044 (the "2044 Notes")	171,286	166,387
7.25% Subordinated notes due 2055 (the "7.25% 2055 Notes")	145,296	145,202
7.50% Subordinated notes due 2055 (the "7.50% 2055 Notes")	130,767	130,684
Revolving credit facility	130,000	130,000
Junior subordinated debentures (the "2035-2037 Notes")	122,094	122,028
Trust preferred securities (the "2033-2037 TPS Notes")	92,786	92,786
Promissory notes	66,453	118,643
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5,327	5,223
Total	$1,287,744	$1,234,900

Additionally, the Company utilizes various letters of credit in its operations. The following is a summary of the Company's letters of credit as of September 30, 2017:

	Limit	Outstanding	Available
Revolving credit facility	$175,000	$174,662	$338
Funds at Lloyd's facility	689,997	657,306	32,691
ING Bank N.V., BHF-BANK Aktiengesellschaft, and Deutsche Bank Netherlands N.V. facilities	90,615	73,180	17,435
Comerica Bank letters of credit	75,000	43,067	31,933
UniCredit Bank	100,000	100,000	—
Other letters of credit, in aggregate	139,052	139,052	—

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the three and nine months ended September 30, 2017 and 2016 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revolving credit facility	$1,571	$1,134	$4,610	$3,388
2021 Notes	118	116	352	345
2044 Notes	3,282	3,170	9,731	9,402
2023 Notes	3,897	3,897	11,690	11,690
2035-2037 Notes	1,445	1,548	4,333	4,609
2033-2037 TPS Notes	1,118	981	3,227	1,750
7.25% 2055 Notes	2,750	2,750	8,250	8,250
7.50% 2055 Notes	2,559	2,559	7,677	7,677
Secured loan agreements	1,701	756	4,528	1,768
Promissory notes	938	1,698	3,646	3,253
Funds at Lloyd's facility	1,342	1,065	4,057	3,387
Other, including interest income	2,152	2,450	8,602	391
Total	$22,873	$22,124	$70,703	$55,910

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

Secured loan agreements

On January 12, 2017, the Company, through three wholly-owned subsidiaries, entered into a ten-year secured loan agreement with Teachers Insurance and Annuity Association of America in the aggregate amount of £73,500 (or $98,475 as of September 30, 2017) to finance the purchase of a commercial office building in London, England. The loan bears interest at an annual rate of 3.45% and matures on January 15, 2027. The loan requires quarterly interest payments for the term of the loan, with the principal and any accrued interest to be paid at maturity.

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

8. Earnings Per Share

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		As restated		As restated
Numerator:
Net (loss) income attributable to AmTrust common stockholders	$(174,675)	$80,650	$(146,214)	$291,784

Denominator:
Weighted average common shares outstanding – basic	195,891	170,928	182,570	173,173
Plus: Dilutive effect of stock options, convertible debt, other (1)	—	2,193	—	1,978
Weighted average common shares outstanding – dilutive	195,891	173,121	182,570	175,151

Net (loss) income per AmTrust common share - basic	$(0.89)	$0.47	$(0.80)	$1.68

Net (loss) income per AmTrust common share – diluted	$(0.89)	$0.47	$(0.80)	$1.67

(1) In accordance with ASC 260, Earnings Per Share, no potential common shares are included in the computation of diluted per share amounts when a loss from operations exists.

9. Income Taxes

As of September 30, 2017, the Company has U.S. Net Operating Losses ("NOLs") of $23,476 that expire beginning in 2019 through 2037. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $9,084 per year. The Company also has foreign NOLs of $945,114, the majority of which have no expiration. The Company’s management believes that as of September 30, 2017, except for a portion of foreign NOLs, it will realize the benefits of its deferred tax assets. As a result, the Company recorded a valuation allowance of $164,814 and $142,462

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

as of September 30, 2017 and December 31, 2016, respectively. The increase in the valuation allowance from December 31, 2016 to September 30, 2017 was primarily due to the increase of gross NOLs in Luxembourg, which required a full valuation allowance.

For additional information relating to Income Taxes, see Note 20 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

10. Related Party Transactions

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. ("Maiden") and ACP Re, Ltd. There have been no material changes to these agreements during the nine months ended September 30, 2017. For more information related to these agreements, please see Note 17 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Sale of NGHC Common Stock

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

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounted for its investment in NGHC under the equity method through June 9, 2017 as it had the ability to exert significant influence on NGHC's operations. As a result of the aforementioned sale of NGHC common shares, the Company determined the fair value of its 1,709 remaining shares of NGHC common stock was not material to the Company's total assets or equity securities, available-for-sale, nor was the on-going income derived from the equity method accounting material to the Company's consolidated results of operations. Consequently, the Company ceased to account for its investment in NGHC under the equity method; rather, the Company classified the investment as a component of equity securities, available-for-sale on its consolidated balance sheets. The Company recorded $1,954 of income during the three months ended September 30, 2016, and $5,063 and $12,532 of income during the nine months ended September 30, 2017 and 2016, respectively, related to its investment in NGHC under the equity method of accounting.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

Sale of NPS and Termination of Master Service Agreement

On September 13, 2017, AmTrust North America, Inc. (“ANA”), one of the Company's wholly-owned subsidiaries, entered into an Asset Purchase and License Agreement (the “Agreement”) with NGHC, pursuant to which ANA sold to NGHC the personal lines policy management system that ANA had developed for NGHC (the “System”), the related intellectual property, as well as a non-exclusive perpetual license to certain software programs NGHC may use in connection with the System. NGHC will pay ANA consideration of $200,000, which is payable in three equal installments, with the first payment made upon the execution of the Agreement, the second payment payable upon the six-month anniversary of the Agreement, and the third payment payable upon the completion of the full separation and transfer of the System to NGHC’s operating environment in accordance with the terms of the Agreement or eighteen months, whichever is later. The consideration also compensated ANA for System licensing fees of $9,267 through the date of sale. In addition, NGHC will be required to pay ANA costs for the implementation of the System in NGHC’s environment (up to $5,000) and certain other support costs consistent with past practice. NGHC offered employment to over 100 ANA employees who support the System.

The Company has a perpetual license to use the System for its own internal purposes. The Company may not sell or sublicense the System to a third party and, for a period of three years, the Company may not build a personal lines policy system for any third party. NGHC has a perpetual license to use certain Company software applications in connection with the System, while the Company retains all ownership rights to these software applications. Except in certain limited circumstances, NGHC may not sell or sublicense the Company software to a third party.

The Agreement terminated the Master Services Agreement, dated February 22, 2012, between ANA and a subsidiary of NGHC (the “MSA”) pursuant to which ANA provided (i) information technology services in connection with the development and licensing of the System at a cost of 1.25% of gross written premium of NGHC and its affiliates plus the Company’s costs for development services at a price of cost plus 20% and support services at cost; (ii) printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processed for NGHC and its affiliates on the System; and (iii) lockbox services for policies processed on the System, and scanning of correspondence and supplemental materials. Under the MSA, NGHC was obligated to pay the licensing fee for use of the System until 2023 and actual cost for the other ancillary services. However, under the Agreement for a limited period of time until the parties agree upon a transition date, ANA will continue to provide NGHC and its affiliates printing, mailing and lockbox services and hosting of certain infrastructure, under the same terms as these services were provided under the MSA.

As a result of the sale, the Company recognized a gain on sale of approximately $186,755 for the three and nine months ended September 30, 2017. The Company recorded a financing receivable of $129,715 from NGHC for the remaining payments, which is shown in other assets on the consolidated balance sheets as of September 30, 2017.

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

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

11. Acquisitions

AmeriHealth Casualty Insurance Company

On February 28, 2017, the Company completed its previously announced acquisition of AHC Insurance Company ("AHC"), formerly named AmeriHealth Casualty Insurance Company, a workers’ compensation insurance company operating primarily in Pennsylvania and New Jersey. The Company acquired 100% of the outstanding stock of AHC for approximately $92,786 in cash, which is subject to a reserve guarantee of $40,000, subject to a 10% loss corridor retained by the Company and payable after five years, based on the development of AHC’s loss reserves as of June 30, 2016. As of September 30, 2017, the Company had recorded $37,900 related to the reserve guarantee.

A summary of the preliminary assets acquired and liabilities assumed for AHC are as follows:

Assets
Cash and investments	$275,351
Premium receivable	45,288
Accrued interest and dividends	1,162
Reinsurance recoverable	14,512
Other assets	43,696
Goodwill and intangible assets	17,509
Total assets	$397,518
Liabilities
Loss and loss adjustment expense reserves	$227,865
Unearned premiums	49,284
Accrued expenses and other liabilities	27,583
Total liabilities	$304,732
Acquisition price	$92,786

The goodwill and intangible assets, as well as AHC's results of operations, are included as a component of the Small Commercial Business segment. The goodwill is not expected to be deductible for income tax purposes. The intangible assets consist primarily of licenses and agent relationships. As a result of this acquisition, the Company recorded approximately $28,495 and $84,933 of gross written premium during the three and nine months ended September 30, 2017, respectively.

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

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

A summary of the preliminary assets acquired and liabilities assumed for PDP are as follows:

Assets
Cash and cash equivalents	$11,826
Premium receivable	29,188
Other assets	705
Property and equipment, net	776
Goodwill and intangible assets	55,586
Total assets	$98,081

Liabilities
Accrued expenses and other liabilities	$35,659
Acquisition price	$62,422

The goodwill and intangible assets, as well as PDP's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not expected to be deductible for income tax purposes. As a result of this acquisition, the Company recorded approximately $11,468 and $19,120 in service and fee income related to PDP during the three and nine months ended September 30, 2017, respectively.

Other

In addition, the Company completed other immaterial acquisitions during the nine months ended September 30, 2017. No individual acquisition was significant and, therefore, the Company did not include any pro forma financial information related to those acquisitions in this report.

Total purchase consideration paid for those immaterial acquisitions was approximately $36,936 in cash and $8,129 in contingent consideration. As of September 30, 2017, the purchase price allocation accounting has not yet been finalized with respect to these immaterial acquisitions.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

12. Stockholder's Equity and Accumulated Other Comprehensive Income (Loss)

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	Nine Months Ended September 30,
	2017			2016
	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
				(As restated)		(As restated)
Balance, December 31,	$3,269,103	$196,510	$3,465,613	$2,723,780	$176,455	$2,900,235
Net (loss) income	(96,501)	16,127	(80,374)	323,727	12,222	335,949
Unrealized holding gain	94,889	—	94,889	214,519	—	214,519
Reclassification adjustment	(54,130)	—	(54,130)	(17,993)	—	(17,993)
Foreign currency translation	127,235	—	127,235	(110,148)	—	(110,148)
Unrealized gain on interest rate swap	145	—	145	540	—	540
Extinguishment of 2021 senior notes, equity component	—	—	—	(1)	—	(1)
Share exercises, compensation and other	19,066	—	19,066	10,568	—	10,568
Common stock issuance	298,747	—	298,747	—	—	—
Common share purchase, net	—	—	—	(152,047)	—	(152,047)
Common stock dividends	(95,681)	—	(95,681)	(81,167)	—	(81,167)
Preferred stock issuance, net of fees	—	—	—	417,264	—	417,264
Preferred stock dividends	(49,713)	—	(49,713)	(31,943)	—	(31,943)
Capital distributions, net	—	(31,336)	(31,336)	—	(5,413)	(5,413)
Balance, September 30,	$3,513,160	$181,301	$3,694,461	$3,297,099	$183,264	$3,480,363

During the nine months ended September 30, 2017, net income attributable to non-controlling interest was $16,127, and net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries totaled $17,010. During the nine months ended September 30, 2016, net income attributable to non-controlling interest was $12,222, and net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries was $12,809.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2017	$(111,677)	$110,071	$(52)	$(3,177)	$(4,835)
Other comprehensive income (loss) before reclassification	50,709	17,175	64	—	67,948
Amounts reclassed out of accumulated other comprehensive (loss) income	—	(23,272)	—	—	(23,272)
Income tax benefit (expense)	—	2,615	(39)	—	2,576
Net current-period other comprehensive income (loss)	50,709	(3,482)	25	—	47,252
Balance, September 30, 2017	$(60,968)	$106,589	$(27)	$(3,177)	$42,417

Balance, June 30, 2016 (As restated)	$(178,077)	$148,791	$(413)	$(107)	$(29,806)
Other comprehensive income (loss) before reclassification	(30,145)	23,741	390	—	(6,014)
Amounts reclassed out of accumulated other comprehensive income (loss)	—	(3,399)	—	—	(3,399)
Income tax expense	—	(7,118)	(137)	—	(7,255)
Net current-period other comprehensive (loss) income	(30,145)	13,224	253	—	(16,668)
Balance, September 30, 2016 (As restated)	$(208,222)	$162,015	$(160)	$(107)	$(46,474)

	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$(188,203)	$65,830	$(172)	$(3,177)	$(125,722)
Other comprehensive income before reclassification	127,235	115,235	212	—	242,682
Amounts reclassed out of accumulated other comprehensive (loss) income	—	(54,130)	—	—	(54,130)
Income tax expense	—	(20,346)	(67)	—	(20,413)
Net current-period other comprehensive income	127,235	40,759	145	—	168,139
Balance, September 30, 2017	$(60,968)	$106,589	$(27)	$(3,177)	$42,417

Balance, December 31, 2015 (As restated)	$(98,074)	$(34,511)	$(700)	$(107)	$(133,392)
Other comprehensive (loss) income before reclassification	(110,148)	328,409	831	—	219,092
Amounts reclassed out of accumulated other comprehensive (loss) income	—	(17,993)	—	—	(17,993)
Income tax expense	—	(113,890)	(291)	—	(114,181)
Net current-period other comprehensive (loss) income	(110,148)	196,526	540	—	86,918
Balance, September 30, 2016 (As restated)	$(208,222)	$162,015	$(160)	$(107)	$(46,474)

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

13. Commitments and Contingencies

Litigation

The Company’s insurance subsidiaries are named as defendants in various legal actions arising principally from claims made under insurance policies and contracts. Those actions are considered by the Company in estimating the loss and LAE reserves. The Company is also a party in various commercial and employment disputes, including claims both by and against the Company. The Company’s management believes the resolution of these actions will not have a material adverse effect on the Company’s financial position or results of operations.

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

The Company believes the allegations in these pending derivative actions to be unfounded and is vigorously pursuing its defenses.

The Company and certain of its officers and directors are also defendants in three putative securities class action lawsuits filed in March and April of 2017 in the United States District Court for the Southern District of New York. Another putative class action, filed in February 2017 in the United States District Court for the Central District of California, was voluntarily dismissed (Miller v. AmTrust, Zyskind, and Pipoly). The three cases in the Southern District of New York have been consolidated under the case name In re AmTrust Financial Services, Inc. Securities Litigation. Plaintiffs in this proceeding filed a consolidated amended complaint on August 21, 2017. Plaintiffs assert in the consolidated amended compliant claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The consolidated amended complaint adds BDO USA LLP, Citigroup Global Markets Inc., Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and UBS Securities LLC as defendants. Plaintiffs seek an unspecified amount in damages, attorneys’ fees, and other relief. The Company believes the allegations to be unfounded and is vigorously pursuing its defenses; however, the Company cannot reasonably estimate a potential range of loss, if any, due to the early stage of the proceedings.

Additionally, in April, May, June and July, 2017, the Company received five demands for the inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law, from stockholders Rikhard Dauber, Pompano Beach Police & Firefighters Retirement System, Nestor Shust, the City of Lauderhill Police Officers’ Retirement Plan and the Lislois Family Trust.

Other than as discussed above, the Company is not involved presently in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its properties.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

14. Segments

The Company operates three business segments: Small Commercial Business; Specialty Risk and Extended Warranty; and Specialty Program. The Corporate and Other segment represents the activities of the holding company as well as a portion of service and fee income. Investment income and realized gains (losses) on investments are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on gross written premium by segment. Income taxes are allocated on a pro-rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting results in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting results excludes, primarily, service and fee income, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing information in this manner is essential to providing the Company’s stockholders with an understanding of the Company’s business and operating performance.

During the three and nine months ended September 30, 2017, the Company did not have any segment derive over ten percent of its total revenue from one customer. During the three and nine months ended September 30, 2016, the Company's Specialty Program segment derived over ten percent of its gross written premium from one customer.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

The following tables summarize the results of operations of the business segments for the three and nine months ended September 30, 2017 and 2016:

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended September 30, 2017:
Gross written premium	$1,012,663	$756,714	$221,398	$—	$1,990,775
Revenues:
Net written premium	$498,514	$525,308	$151,935	$—	$1,175,757
Change in unearned premium	30,565	(42,490)	29,045	—	17,120
Net earned premium	529,079	482,818	180,980	—	1,192,877
Expenses:
Loss and loss adjustment expense	546,219	458,379	261,520	—	1,266,118
Acquisition costs and other underwriting expenses	154,739	126,312	56,035	—	337,086
Total expenses	700,958	584,691	317,555	—	1,603,204
Underwriting loss	(171,879)	(101,873)	(136,575)	—	(410,327)
Other income (loss)
Service and fee income	27,586	114,549	499	37,871	180,505
Investment income and realized gain on investments	32,936	33,527	19,160	—	85,623
Other expenses	(45,239)	(33,501)	(9,935)	(88,675)	(177,350)
Interest expense	(11,661)	(8,654)	(2,558)	—	(22,873)
Foreign currency loss	—	(62,819)	—	—	(62,819)
Loss on life settlement contracts	(541)	(241)	(142)	—	(924)
Gain on sale of policy management system	—	—	—	186,755	186,755
Benefit (provision) for income taxes	65,012	(39,126)	75,564	(38,862)	62,588
Net (loss) income	$(103,786)	$(98,138)	$(53,987)	$97,089	$(158,822)

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Three Months Ended September 30, 2016
Gross written premium	$998,071	$598,977	$437,050	$—	$2,034,098
Revenues:
Net written premium	$457,871	$448,845	$309,334	$—	$1,216,050
Change in unearned premium	59,127	(21,526)	(57,415)	—	(19,814)
Net earned premium	516,998	427,319	251,919	—	1,196,236
Expenses:
Loss and loss adjustment expense	344,531	293,956	172,561	—	811,048
Acquisition costs and other underwriting expenses (As restated)	134,520	86,240	83,232	—	303,992
Total expenses	479,051	380,196	255,793	—	1,115,040
Underwriting income (loss) (As restated)	37,947	47,123	(3,874)	—	81,196
Other income (loss)
Service and fee income (As restated)	26,800	82,475	106	24,476	133,857
Investment income and realized gain on investments	29,218	24,519	14,412	—	68,149
Other expenses (As restated)	(34,236)	(20,503)	(14,887)	(69,625)	(139,251)
Interest expense (As restated)	(10,988)	(6,516)	(4,620)	—	(22,124)
Foreign currency loss (As restated)	—	(10,880)	—	—	(10,880)
Gain on life settlement contracts	2,521	1,614	1,350	—	5,485
(Provision) benefit for income taxes (As restated)	(9,947)	(22,070)	801	8,031	(23,185)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	1,954	1,954
Net income (loss) (As restated)	$41,315	$95,762	$(6,712)	$(35,164)	$95,201

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Nine Months Ended September 30, 2017
Gross written premium	$3,393,240	$2,285,088	$778,474	$—	$6,456,802
Revenues:
Net written premium	$1,796,255	$1,591,002	$504,468	$—	$3,891,725
Change in unearned premium	(81,687)	(95,691)	81,771	—	(95,607)
Net earned premium	1,714,568	1,495,311	586,239	—	3,796,118
Expenses:
Loss and loss adjustment expense	1,390,557	1,141,823	598,550	—	3,130,930
Acquisition costs and other underwriting expenses	479,559	385,085	173,852	—	1,038,496
Total expenses	1,870,116	1,526,908	772,402	—	4,169,426
Underwriting loss	(155,548)	(31,597)	(186,163)	—	(373,308)
Other income (loss)
Service and fee income	87,230	299,668	2,479	97,070	486,447
Investment income and realized gain on investments	95,145	87,374	47,725	—	230,244
Other expenses	(141,909)	(95,565)	(32,557)	(270,032)	(540,063)
Interest expense	(37,157)	(25,022)	(8,524)	—	(70,703)
Foreign currency loss	—	(139,735)	—	—	(139,735)
Gain on life settlement contracts	3,376	2,274	775	—	6,425
Gain on sale of policy management system	—	—	—	186,755	186,755
Benefit (provision) for income taxes	64,611	(42,273)	76,504	(37,883)	60,959
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	73,488	73,488
Net (loss) income	$(84,252)	$55,124	$(99,761)	$49,398	$(79,491)

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Nine Months Ended September 30, 2016
Gross written premium	$3,124,761	$1,779,984	$1,135,539	$—	$6,040,284
Revenues:
Net written premium	$1,684,037	$1,233,739	$787,389	$—	$3,705,165
Change in unearned premium	(89,967)	(126,695)	(36,233)	—	(252,895)
Net earned premium	1,594,070	1,107,044	751,156	—	3,452,270
Expenses:
Loss and loss adjustment expense	1,060,165	736,220	514,129	—	2,310,514
Acquisition costs and other underwriting expenses (As restated)	418,201	237,864	214,872	—	870,937
Total expenses	1,478,366	974,084	729,001	—	3,181,451
Underwriting income (As restated)	115,704	132,960	22,155	—	270,819
Other income (loss)
Service and fee income (As restated)	85,082	226,014	1,623	74,249	386,968
Investment income and realized gain on investments	84,265	63,195	43,923	—	191,383
Other expenses (As restated)	(104,204)	(59,359)	(37,868)	(201,431)	(402,862)
Interest expense (As restated)	(28,923)	(16,476)	(10,511)	—	(55,910)
Foreign currency loss (As restated)	—	(78,108)	—	—	(78,108)
Gain on life settlement contracts	14,946	8,514	5,431	—	28,891
Acquisition gain on purchase	455	48,320	—	—	48,775
(Provision) benefit for income taxes (As restated)	(27,418)	(53,265)	(4,056)	18,787	(65,952)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	12,532	12,532
Net income (loss) (As restated)	$139,907	$271,795	$20,697	$(95,863)	$336,536

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

The following tables summarize net earned premium by major line of business, by segment, for the three and nine months ended September 30, 2017 and 2016:

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended September 30, 2017:
Workers' compensation	$347,770	$—	$84,268	$432,038
Warranty	—	238,910	7	238,917
Other liability	—	35,752	48,652	84,404
Commercial auto and liability, physical damage	78,955	—	34,448	113,403
Medical malpractice	—	60,982	—	60,982
Other	102,354	147,174	13,605	263,133
Total net earned premium	$529,079	$482,818	$180,980	$1,192,877

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended September 30, 2016:
Workers' compensation	$349,030	$—	$149,246	$498,276
Warranty	—	180,333	—	180,333
Other liability	11,292	26,169	47,332	84,793
Commercial auto and liability, physical damage	47,751	9,164	32,118	89,033
Medical malpractice	—	59,186	—	59,186
Other	108,925	152,467	23,223	284,615
Total net earned premium	$516,998	$427,319	$251,919	$1,196,236

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Nine Months Ended September 30, 2017:
Workers' compensation	$1,057,183	$—	$307,907	$1,365,090
Warranty	—	709,231	26	709,257
Other liability	—	125,259	155,322	280,581
Commercial auto and liability, physical damage	275,657	—	88,922	364,579
Medical malpractice	—	167,635	—	167,635
Other	381,728	493,186	34,062	908,976
Total net earned premium	$1,714,568	$1,495,311	$586,239	$3,796,118

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Nine Months Ended September 30, 2016:
Workers' compensation	$1,053,967	$—	$456,663	$1,510,630
Warranty	—	527,835	—	527,835
Other liability	16,541	100,187	130,713	247,441
Commercial auto and liability, physical damage	245,647	26,340	97,863	369,850
Medical malpractice	—	106,750	—	106,750
Other	277,915	345,932	65,917	689,764
Total net earned premium	$1,594,070	$1,107,044	$751,156	$3,452,270

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

The consideration for this agreement is a $675,000 payment, plus an annual claims monitoring fee, of which $50,000 represents a payment for the coverage above the carried loss reserves of approximately $6,590,000. Premia deposited an incremental $100,000 of excess collateral at inception and will also deposit incremental collateral in accordance with a pre-agreed schedule. The Company was required to pay interest deposited into the collateral trust account at a rate of 3.75% per annum on any unpaid portion of the $675,000 consideration amount from July 1, 2017 to the date of payment, which must occur within 180 days following June 30, 2017. Notwithstanding the foregoing, the parties agreed that no interest would accrue from August 6, 2017 until the date of the first $225,000 payment made by the Company, nor would any interest accrue from September 8, 2017 until the date of the second $225,000 payment by the Company. During the three months ended September 30, 2017, the Company paid consideration of $450,000 to Premia, which was placed into a collateral trust account as security for Premia's claim payment obligations to the Company. Ceded reserves are collateralized by the premium payment and paid consideration and all investment income inures to the benefit of the collateral trust account. The Company had $225,000 of consideration that remained unpaid as of September 30, 2017, and incurred $4,531 of interest related to the unpaid portion during the three months ended September 30, 2017, which was recorded as a reduction of the deferred gain, discussed further below.

The agreement has been accounted for as retroactive reinsurance. During the three months ended June 30, 2017, the Company recognized a pre-tax loss of $58,949, including the $50,000 payment mentioned above and $8,949 representing the net present value of the Company’s obligation to pay $1,000 annually in claims administration monitoring fees to Premia for up to 30 years. In addition, the Company recognized $73,069 of net adverse loss development, which exceeded the original pre-tax loss and resulted in a $14,120 deferred gain. For the three and nine month periods ended September 30, 2017, the Company recorded $326,931 and $400,000, respectively, of net adverse loss development covered under this agreement that resulted in a deferred gain of $337,054 as of September 30, 2017. The deferred gain will be recognized in earnings over the estimated claim settlement period and is reported as "Deferred gain on retroactive reinsurance" on the Consolidated Balance Sheets.

The Company retains sole authority to handle and resolve claims, and Premia has various access, association and consultation rights.

16. Subsequent Events

On November 3, 2017, the Company and Mayfield Holdings LLC (“Mayfield”), entered into a Contribution and Stock Purchase Agreement (the “Acquisition Agreement”) with FeeCo Holdings LP (“Investor”), a newly-formed investment vehicle owned by affiliates of Madison Dearborn Partners, related to the Investor’s acquisition of a majority interest in the portion of the Company’s U.S. fee-based business that (a) acts as a managing general agent for the distribution, underwriting and procurement of property and casualty insurance on behalf of certain AFSI affiliates and other insurance carriers and (b) designs, develops, markets and acts as a third party administrator for programs for service contracts, limited warranties and replacement plans as further described in the Acquisition Agreement (the “Business”).

Under the terms of the Acquisition Agreement, it is anticipated that (1) Investor will contribute to Mayfield $210,000 in cash in exchange for 51% of the common units of Mayfield (an entity formed to hold the Business), (2) the Company will, directly or indirectly, contribute into Mayfield a portion of the entities comprising the Business in exchange for 49% of the common units of Mayfield (with an implied value of approximately $200,000) and (3) one or more subsidiaries of Mayfield will acquire from the Company, directly or indirectly, the remaining portion of the entities comprising the Business in exchange for a base cash purchase price of approximately $950,000 (using proceeds from the cash contribution from Investor and the third-party indebtedness described below). The cash purchase price will be subject to customary purchase price adjustments based upon the amount of cash, indebtedness, transaction expenses and net working capital of Mayfield and its subsidiaries at the closing of the transactions relative to a target amount. In connection with the transaction, it is expected that one or more subsidiaries of Mayfield will incur new third-party indebtedness of approximately $750,000.

Notes to Consolidated Financial Statements (unaudited)
(In thousands, except per share data)

Following the closing of the transaction, the Company intends to cease consolidating the results of the Business within its financial statements and will report its ownership interest in Mayfield using the equity method of accounting.

Closing of the transaction is expected to occur in the first half of 2018, and is subject to certain customary conditions, including: (i) receipt of consents, authorizations and approvals from governmental authorities, including antitrust and insurance regulatory authorities; (ii) completion of certain internal restructuring steps; (iii) certain third-party consents and (iv) certain other customary closing conditions.

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

For the three and nine months ended September 30, 2017, our results of operations include activity of entities we acquired either in 2016 or subsequent to September 30, 2016, primarily:

•	PDP Group, Incorporated, PDP Holdings, Inc., and Pitcher & Doyle, ULC (collectively, "PDP") - Specialty Risk and Extended Warranty segment

•	AmeriHealth Casualty Insurance Company (now called AHC Insurance Company, "AHC") - Small Commercial Business segment

•	ANV Holding B.V. and its affiliates (collectively, "ANV") - Specialty Risk and Extended Warranty segment

•	Assure Space - Specialty Risk and Extended Warranty segment

•	First Nationwide Title Insurance Agency - Specialty Risk and Extended Warranty segment

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

 We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and combined ratio. Our return on equity was (26.1)% and 13.5% for the three months ended September 30, 2017 and 2016, respectively, and (7.9)% and 16.8% for the nine months ended September 30, 2017 and 2016, respectively. Our overall financial objective is to produce a return on equity of 12.0%-15.0% over the long-term. In addition, we target a combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our combined ratio was 134.4% and 109.8% for the three and nine months ended September 30, 2017, respectively, and 93.2% and 92.2% for the three and nine months ended September 30, 2016, respectively. Although we did not achieve our key growth and profitability measures for the three and nine months ended September 30, 2017, we do not consider this to be a trend. As described below in "Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)," we experienced catastrophe losses in our Small Commercial Business segment from Hurricanes Harvey, Irma and Maria and the earthquake in Mexico, prior period adverse reserve development in all of our segments, higher professional service fees and a higher effective tax rate this quarter as compared to the same quarter a year ago.

A key factor in achieving our targeted combined ratio is a continuous focus on our expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the businesses in which we have expertise, which we believe should provide opportunities for greater returns. Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash received from premiums for significant periods of time. Our net investment income was $61.1 million and $59.9 million for the three months ended September 30, 2017 and 2016, respectively, and $173.7 million and $160.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Adverse Loss Development Cover Agreement

Effective June 30, 2017, we entered into an adverse loss development cover agreement (the "agreement") with Premia Reinsurance Ltd. ("Premia"). Under the agreement, Premia will pay us for ultimate net losses paid by us in excess of a retention of $5,963 million, subject to an aggregate limit of $1,025 million, which provides $400 million of coverage in excess of our carried loss reserves as of March 31, 2017 in the amount of approximately $6,590 million.

The consideration for this agreement is a $675 million payment, plus an annual claims monitoring fee, of which $50 million represents a payment for the coverage above the carried loss reserves of approximately $6,590 million.

The agreement has been accounted for as retroactive reinsurance, which resulted in a pre-tax loss of approximately $59 million, including the $50 million payment mentioned above and approximately $9 million representing the net present value of our obligation to pay $1 million annually in claims administration monitoring fees to Premia for up to 30 years. For the three and nine months periods ended September 30, 2017, we recorded $327 million and $400 million, respectively, of net adverse loss development, resulting in a $337 million deferred gain as of September 30, 2017. We will recognize the deferred gain in earnings over the estimated claim settlement period.

Restatement of Previously Issued Financial Statements

On March 14, 2017, the Audit Committee of our Board of Directors, in consultation with management and our current and former independent registered public accounting firms, concluded that our previously issued consolidated financial statements for the fiscal years 2014 and 2015 (including each of the four quarters within fiscal year 2015), as well as for the first three quarters of fiscal year 2016 needed to be restated to correct errors related to revenue recognition and bonus accruals, as well as other adjustments. The effects of the restatement are reflected in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Principal Revenue and Expense Measures and Key Ratios

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

Net Earned Premium. Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro-rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2017 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums in 2017 and the other half in 2018. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk. The coverages range in duration from one month to 120 months.

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

•
Information technology services — We provide information technology, printing, mailing and lockbox services to NGHC and its affiliates for a fee. As discussed in Note 10. "Related Party Transactions — Significant Transactions with National General Holding Corp. — Sale of NPS and Termination of Master Service Agreement," during the third quarter of 2017, we sold the personal lines policy management system we had developed for NGHC, and terminated the master services agreement with NGHC by which we provided these information technology services. For this reason, we expect the service and fee income derived from these services to significantly decrease going forward.

As discussed in Note 16. "Subsequent Event," the Company and Mayfield Holdings LLC (“Mayfield”), entered into a Contribution and Stock Purchase Agreement (the “Acquisition Agreement”) with FeeCo Holdings LP (“Investor”), a newly-formed investment vehicle owned by affiliates of Madison Dearborn Partners, related to the Investor’s acquisition of a majority interest in the portion of our U.S. fee-based business that (a) acts as a managing general agent for the distribution, underwriting and procurement of property and casualty insurance on behalf of certain of our affiliates and other insurance carriers and (b) designs, develops, markets and acts as a third party administrator for programs for service contracts, limited warranties and replacement plans (the “Business”).

Under the terms of the Acquisition Agreement, it is anticipated that (1) Investor will contribute to Mayfield $210 million in cash in exchange for 51% of the common units of Mayfield (an entity formed to hold the Business), (2) we will, directly or indirectly, contribute into Mayfield a portion of the entities comprising the Business in exchange for 49% of the common units of Mayfield (with an implied value of approximately $200 million) and (3) one or more subsidiaries of Mayfield will acquire from us, directly or indirectly, the remaining portion of the entities comprising the Business in exchange for a base cash purchase price of approximately $950 million (using proceeds from the cash contribution from Investor and the third-party indebtedness described below). The cash purchase price will be subject to customary purchase price adjustments based upon the amount of cash, indebtedness, transaction expenses and net working capital of Mayfield and its subsidiaries at the closing of the transactions relative to a target amount. In connection with the transaction, it is expected that one or more subsidiaries of Mayfield will incur new third-party indebtedness of approximately $750 million.

Following the closing of the transaction, we intend to cease consolidating the results of the Business within our financial statements and will report our ownership interest in Mayfield using the equity method of accounting.

Closing of the transaction is expected to occur in the first half of 2018, and is subject to certain customary conditions, including: (i) receipt of consents, authorizations and approvals from governmental authorities, including antitrust and insurance regulatory authorities; (ii) completion of certain internal restructuring steps; (iii) certain third-party consents; and (iv) certain other customary closing conditions. We will have the opportunity to continue to provide insurance coverage related to the Business, but anticipate this transaction will have a significant impact on our service and fee income post-closing.

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

Gain (loss) on Investment in Life Settlement Contracts.  The gain (loss) on investment in life settlement contracts includes the gain (loss) on acquisition or disposition of life settlement contracts, the gain (loss) realized upon a mortality event and the change in fair value of the investments in life settlements as evaluated at the end of each reporting period. We determine fair value based upon our estimate of the discounted cash flow related to policies (net of reserves for improvements in mortality, the possibility that the high net worth individuals represented in our portfolio may have access to better health care, the volatility inherent in determining the life expectancy of insureds with significant reported health impairments and the future expenses related to the administration of the portfolio), which incorporates current life expectancy assumptions, premium payments, credit exposure to the insurance companies that issued the life insurance policies and the rate of return that a buyer would require on the policies as no comparable market pricing is available. The gain (loss) realized upon a mortality event is the difference between the death benefit received and the recorded fair value of that particular policy. We allocate gain (loss) on investment in life settlement contracts to our segments based on gross written premium by segment.

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

Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Amounts in Thousands)		(As restated)		(As restated)
Gross written premium	$1,990,775	$2,034,098	$6,456,802	$6,040,284

Net written premium	$1,175,757	$1,216,050	$3,891,725	$3,705,165
Change in unearned premium	17,120	(19,814)	(95,607)	(252,895)
Net earned premium	1,192,877	1,196,236	3,796,118	3,452,270
Service and fee income (related parties - three months $55,931; $19,367 and nine months $81,221; $61,137)	180,505	133,857	486,447	386,968
Net investment income	61,103	59,919	173,654	160,079
Net realized gain on investments	24,520	8,230	56,590	31,304
Total revenues	1,459,005	1,398,242	4,512,809	4,030,621
Loss and loss adjustment expense	1,266,118	811,048	3,130,930	2,310,514
Acquisition costs and other underwriting expenses (net of ceding commission - related party - three months $136,316; $158,216 and nine months $448,249; $440,561)	337,086	303,992	1,038,496	870,937
Other	177,350	139,251	540,063	402,862
Total expenses	1,780,554	1,254,291	4,709,489	3,584,313
(Loss) income before other income, (benefit) provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	(321,549)	143,951	(196,680)	446,308
Other income (loss):
Interest expense (net of interest income - related party - three months $1,169; $2,061 and nine months $3,487; $6,436)	(22,873)	(22,124)	(70,703)	(55,910)
(Loss) gain on investment in life settlement contracts net of profit commission	(924)	5,485	6,425	28,891
Foreign currency loss	(62,819)	(10,880)	(139,735)	(78,108)
Gain on acquisition	—	—	—	48,775
Gain on sale of policy management system	186,755	—	186,755	—
Total other income (loss)	100,139	(27,519)	(17,258)	(56,352)
(Loss) income (benefit) before provision for income taxes, equity in earnings of unconsolidated subsidiaries and non-controlling interest	(221,410)	116,432	(213,938)	389,956
(Benefit) provision for income taxes	(62,588)	23,185	(60,959)	65,952
(Loss) income before equity in earnings of unconsolidated subsidiaries	(158,822)	93,247	(152,979)	324,004
Equity in earnings of unconsolidated subsidiaries – related parties	—	1,954	73,488	12,532
Net (loss) income	$(158,822)	$95,201	$(79,491)	$336,536
Net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	718	(2,975)	(17,010)	(12,809)
Net (loss) income attributable to AmTrust Financial Services, Inc.	$(158,104)	$92,226	$(96,501)	$323,727
Dividends on preferred stock	(16,571)	(11,576)	(49,713)	(31,943)
Net (loss) income attributable to AmTrust common shareholders	$(174,675)	$80,650	$(146,214)	$291,784

Key measures:
Loss ratio	106.1%	67.8%	82.5%	66.9%
Expense ratio	28.3%	25.4%	27.3%	25.3%
Combined ratio	134.4%	93.2%	109.8%	92.2%

Consolidated Results of Operations for the Three Months Ended September 30, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium decreased $43.3 million, or (2.1)%, to $1,990.8 million from $2,034.1 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in our gross written premium was primarily attributable to the termination of certain programs in our Specialty Program segment and was offset by an increase in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued, partially offset by a slight decrease in premium rate. The increase in our Specialty Risk and Extended Warranty segment was attributable to our acquisition of ANV, which contributed approximately $115 million of gross written premium.

Net Written Premium. Net written premium decreased $40.3 million, or (3.3)%, to $1,175.8 million from $1,216.1 million for the three months ended September 30, 2017 and 2016, respectively. The decrease is primarily related to the decrease in gross written premium, and a slight decrease in the retention of gross written premium to 59.1% from 59.8% for the three months ended September 30, 2017 and 2016, respectively. The decrease in retention resulted from an increase, as compared to the same period 2016, in business written that is reinsured under the Maiden Quota Share agreement or with other third party reinsurers.

Net Earned Premium. Net earned premium decreased $3.4 million, or (0.3)%, to $1,192.9 million from $1,196.2 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in net earned premium resulted from a decrease in gross written premium in the third quarter of 2017 compared to the third quarter of 2016.

Service and Fee Income. Service and fee income increased $46.6 million, or 34.8%, to $180.5 million from $133.9 million for the three months ended September 30, 2017 and 2016, respectively. The increase includes a $38 million reclass of an amount previously included as a component of Acquisition Costs and Other Underwriting Expenses in the first half of 2017. The Specialty Risk and Extended Warranty segment fees increased by approximately $8 million, primarily from acquisitions of PDP, First Nationwide Title Insurance Agency and Assure Space. Fees for services provided to Maiden and NGHC increased approximately $6 million for the third quarter of 2017 compared to the third quarter of 2016.

Net Investment Income. Net investment income increased $1.2 million, or 2.0%, to $61.1 million from $59.9 million for the three months ended September 30, 2017 and 2016, respectively. The increase was due to investment income from available for sale securities, which resulted primarily from having higher average invested assets arising from our investment of certain proceeds from our $300 million private placement, preferred stock offerings occurring in 2016 and investment portfolios obtained through acquisitions.

Net Realized Gains/(Loss) on Investments. We had net realized gains on investments of $24.5 million and $8.2 million for the three months ended September 30, 2017 and 2016, respectively. The increase related to an increase in sales of securities in gain positions.

 Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $455.1 million, or 56.1%, to $1,266.1 million for the three months ended September 30, 2017 from $811.0 million for the three months ended September 30, 2016. Our loss ratio for the three months ended September 30, 2017 and 2016 was 106.1% and 67.8%, respectively. Included in the 106.1% loss ratio was $326.9 million of prior period adverse reserve development representing 27.4% of the loss ratio and 5.2% of the prior year-ending net reserve balance, which is covered under the ADC agreement. The majority of the development related to our Specialty Program segment, which has led to re-underwriting, rate changes, and/or termination of certain commercial auto and general liability programs in that segment. In addition, the increase in our loss ratio was partially attributable to net catastrophe losses of $54.2 million (representing 4.5% of the loss ratio).

Acquisition Costs and Other Underwriting Expense; Expense Ratio. Acquisition costs and other underwriting expenses increased $33.1 million, or 10.9%, to $337.1 million for the three months ended September 30, 2017 from $304.0 million for the three months ended September 30, 2016. During the three months ended September 30, 2017, we reclassed approximately $31 million of net miscellaneous income, which was included as a reduction to Acquisition Costs and Other Underwriting Expense during the first half of 2017. The components of the reclass included recording $38 million of Service and Fee Income and $7 million of Other Expense. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended September 30, 2017 and 2016 was $138.6 million and $161.3 million, respectively. The decrease in ceding commission earned was a result of a decrease in total commission expense, which resulted in receiving a smaller ceding commission from the Maiden Quota Share. Our ceding commission earned from the Maiden Quota Share as a percentage of our total commission expense was consistent period to period. On a consolidated basis, we retained 59.1% of our gross written premium for the three months ended September 30, 2017, compared to 59.8% for the three months ended

September 30, 2016 as business written by ANV does not participate in the Maiden Quota share. Our overall expense ratio was 28.3% and 25.4% during the three months ended September 30, 2017 and 2016, respectively. The increase in the expense ratio was primarily a result of higher direct acquisition costs related to our 2016 acquisition of ANV, and higher professional service fees.

(Loss) Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. (Loss) Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries decreased $465.5 million, or 323.4%, to $(321.5) million for the three months ended September 30, 2017 from $144.0 million for the three months ended September 30, 2016. The decrease primarily resulted from an increase in loss and loss adjustment expenses caused by the adverse loss development and net catastrophe losses.

Net Interest Expense. Net interest expense for the three months ended September 30, 2017 was $22.9 million, compared to $22.1 million for the same period in 2016. The increase related to interest expense on real estate loans, and a decrease in interest income on our loan to ACP Re, partially offset by lower interest expense on promissory notes due to a pay down of principal on the notes.

 Net (Loss) Gain on Investment in Life Settlement Contracts. We recognized a loss on investment in life settlement contracts of $0.9 million for the three months ended September 30, 2017 compared to a gain of $5.5 million for the three months ended September 30, 2016. The decrease primarily related to a loss recognized on the sale of 114 policies during the three months ended September 30, 2017, partially offset by an increase in the value of the remaining policies during the same period. Additionally, two policies matured during the three months ended September 30, 2017 and no policies matured during the three months ended September 30, 2016.

Foreign Currency Gain (Loss). The foreign currency transaction loss was $62.8 million during the three months ended September 30, 2017 compared to a loss of $10.9 million during the same period in 2016. The loss for the three months ended September 30, 2017 related to the weakening of the U.S. dollar compared to the British pound and Euro, which negatively impacts our Bermuda reinsurance subsidiary that reinsures European-denominated risks. The loss for the prior period resulted from the weakening of the British pound sterling compared to the Euro, which negatively impacts our U.K. insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of the quarter.

Provision (Benefit) for Income Tax. Income tax benefit for the three months ended September 30, 2017 was $62.6 million, which resulted in an effective tax rate of 28.3% on the pre-tax loss, compared to an income tax provision of $23.2 million, which resulted in an effective tax rate of 19.9% on the pre-tax income for the three months ended September 30, 2016.  The change from income tax expense to an income tax benefit in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, resulted from recognizing a pre-tax loss for the three months ended September 30, 2017 compared to recognizing pre-tax income for the three months ended September 30, 2016.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries – related parties was $0.0 million and $2.0 million for the three months ended September 30, 2017 and 2016, respectively. The decrease resulted from discontinuing the equity method of accounting related to our ownership of NGHC shares of common stock in the second quarter of 2017.

Consolidated Results of Operations for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium increased $416.5 million, or 6.9%, to $6,456.8 million from $6,040.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase was attributable to growth in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued and the acquisition of Republic, which contributed approximately $81 million of additional gross written premium, partially offset by a slight decrease in premium rate. The increase in our Specialty Risk and Extended Warranty segment was attributable to our acquisition of ANV, which contributed approximately $467 million of gross written premium. The increase in our gross written premium was partially offset by the termination of certain workers' compensation and general liability programs in our Specialty Program segment.

Net Written Premium. Net written premium increased $186.6 million, or 5.0%, to $3,891.7 million from $3,705.2 million for the nine months ended September 30, 2017 and 2016, respectively. Net written premium increased primarily due to an increase in gross written premium, partially offset by a decrease in the retention of gross written premium to 60.3% from 61.3% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in retention resulted from an increase, as compared to the same period in 2016, in business written that is reinsured under the Maiden Quota Share agreement or with other third party reinsurers.

Net Earned Premium. Net earned premium increased $343.8 million, or 10.0%, to $3,796.1 million from $3,452.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase primarily resulted from an increase in gross written premium during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, and policies assumed from the ANV acquisition, which had accelerated earnings patterns.

Service and Fee Income. Service and fee income increased $99.5 million, or 25.7%, to $486.4 million from $387.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase includes $38 million related to European service and fee business. The Specialty Risk and Extended Warranty segment increased fees incrementally by approximately $31 million from acquisitions of PDP, First Nationwide Title Insurance Agency and Assure Space. Fees for services provided to Maiden and NGHC increased approximately $19 million for the first nine months of 2017 compared to the first nine months of 2016.

Net Investment Income. Net investment income increased $13.6 million, or 8.5%, to $173.7 million from $160.1 million for the nine months ended September 30, 2017 and 2016, respectively. The increase resulted primarily from having higher average invested assets during the nine months ended September 30, 2017 compared to the same period in 2016, primarily arising from our investment of certain proceeds from 2016 preferred stock offerings and investment portfolios obtained through acquisitions.

Net Realized Gains/(Loss) on Investments. We had net realized gains on investments of $56.6 million and $31.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase related primarily to losses from other-than-temporary impairment of securities of $26 million during the nine months ended September 30, 2016.

 Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $820.4 million, or 35.5%, to $3,130.9 million for the nine months ended September 30, 2017 from $2,310.5 million for the nine months ended September 30, 2016. Our loss ratio for the nine months ended September 30, 2017 and 2016 was 82.5% and 66.9%, respectively. Included in the 82.5% loss ratio was $418.9 million (representing 11.0% of the loss ratio and 6.7% of the prior year-ending net reserve balance) of prior period adverse reserve development primarily in our Small Commercial Business and Specialty Program segments, which has led to re-underwriting, rate changes, and/or termination of certain specialty programs that generated the prior period adverse reserve development. In addition, the increase in our loss ratio was partially attributable to catastrophe losses of $103 million (representing 2.7% of the loss ratio).

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $167.6 million, or 19.2%, to $1,038.5 million for the nine months ended September 30, 2017 from $870.9 million for the nine months ended September 30, 2016. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the nine months ended September 30, 2017 and 2016 was $455.9 million and $447.8 million, respectively. Ceding commission increased as a result of increases in gross written premium and a decrease in our retention of gross written premium. On a consolidated basis, we retained 60.3% of our gross written premium for the nine months ended September 30, 2017, compared to 61.3% for the nine months ended September 30, 2016. Our overall expense ratio was 27.3% and 25.3% during the nine months ended September 30, 2017 and 2016, respectively. The increase in the expense ratio was a result, primarily, of higher direct acquisition costs from our 2016 acquisitions of Republic, Nationale Borg and ANV, and higher professional service fees.

(Loss) Income Before Other Income (Expense), Income Taxes and Equity Earnings of Unconsolidated Subsidiaries. Income before other income (expense), income taxes and equity earnings of unconsolidated subsidiaries decreased $643.0 million, or 144.1%, to $(196.7) million for the nine months ended September 30, 2017 from $446.3 million for the nine months ended September 30, 2016. The decrease resulted primarily from the increase in loss and loss adjustment expense caused by adverse loss development and net catastrophe losses.

Net Interest Expense. Net interest expense for the nine months ended September 30, 2017 was $70.7 million, compared to $55.9 million for the same period in 2016. The increase primarily related to interest expense on additional debt issued and assumed in connection with the Republic acquisition of $1.8 million, a decrease of interest received from our loan to ACP Re of $2.9 million, higher interest expense on real estate loans of $3.0 million along with an overall increase in our use of letters of credit.

 Net Gain on Investment in Life Settlement Contracts. We recognized gains on investment in life settlement contracts of $6.4 million for the nine months ended September 30, 2017 compared to $28.9 million for the nine months ended September 30, 2016. The decrease primarily related to a loss recognized on the sale of 114 policies during the three months ended September 30, 2017, partially offset by an increase in the value of the remaining policies during the same period. Four policies matured during the nine months ended September 30, 2017 and three policies matured during the nine months ended September 30, 2016.

Foreign Currency (Loss) Gain. The foreign currency transaction loss was $139.7 million during the nine months ended September 30, 2017 compared to a loss of $78.1 million during the same period in 2016. The loss for the nine months ended September 30, 2017 related to the weakening of the U.S. dollar compared to the British pound and Euro, which negatively impacts our Bermuda reinsurance subsidiary that reinsures European-denominated risks. The loss for the prior period resulted from the weakening of the British pound sterling compared to the Euro, which negatively impacts our U.K. insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of the quarter.

Provision (Benefit) for Income Tax. Income tax benefit for the nine months ended September 30, 2017 was $61.0 million, which resulted in an effective tax rate of 28.5%, compared to an income tax provision of $66.0 million for the nine months ended September 30, 2016, which resulted in an effective tax rate of 16.9%. The change from income tax expense to an income tax benefit in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, resulted from recognizing a pre-tax loss for the nine months ended September 30, 2017 compared to recognizing pre-tax income for the nine months ended September 30, 2016.

 Equity in Earnings of Unconsolidated Subsidiaries - Related Parties. Equity in earnings of unconsolidated subsidiaries – related parties was $73.5 million and $12.5 million for the nine months ended September 30, 2017 and 2016, respectively. The increase resulted primarily from a gain of $68.4 million recognized from our sale of 10.6 million shares of NGHC stock during the nine months ended September 30, 2017.

Small Commercial Business Segment Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Amounts in Thousands)		(As restated)		(As restated)
Gross written premium	$1,012,663	$998,071	$3,393,240	$3,124,761

Net written premium	$498,514	$457,871	$1,796,255	$1,684,037
Change in unearned premium	30,565	59,127	(81,687)	(89,967)
Net earned premium	529,079	516,998	1,714,568	1,594,070

Loss and loss adjustment expense	546,219	344,531	1,390,557	1,060,165
Acquisition costs and other underwriting expenses	154,739	134,520	479,559	418,201
	700,958	479,051	1,870,116	1,478,366
Underwriting (loss) income	$(171,879)	$37,947	$(155,548)	$115,704

Key measures:
Loss ratio	103.2%	66.6%	81.1%	66.5%
Expense ratio	29.3%	26.1%	28.0%	26.2%
Combined ratio	132.5%	92.7%	109.1%	92.7%

Small Commercial Business Segment Results of Operations for the Three Months Ended September 30, 2017 and 2016 (Unaudited)

Gross Written Premium.  Gross written premium increased $14.6 million, or 1.5%, to $1,012.7 million for the three months ended September 30, 2017 from $998.1 million for the three months ended September 30, 2016. The increase was attributable to an increase in the number of workers' compensation policies issued, partially offset by a slight decrease in premium rate.

Net Written Premium. Net written premium increased $40.6 million, or 8.9%, to $498.5 million for the three months ended September 30, 2017 from $457.9 million for the three months ended September 30, 2016. The increase in net written premium resulted from an increase in gross written premium for the three months ended September 30, 2017 compared to the same period in 2016, and an increase in the retention of gross written premium during 2017 compared to 2016. Our retention of gross written premium for the segment was 49.2% and 45.9% for the three months ended September 30, 2017 and 2016, respectively.

Net Earned Premium. Net earned premium increased $12.1 million, or 2.3%, to $529.1 million for the three months ended September 30, 2017 from $517.0 million for the three months ended September 30, 2016. As premiums written are primarily earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the twelve months ended September 30, 2017 compared to the same period in 2016.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $201.7 million, or 58.5%, to $546.2 million for the three months ended September 30, 2017 from $344.5 million for the three months ended September 30, 2016. Our loss ratio for the segment for the three months ended September 30, 2017 increased to 103.2% compared to 66.6% for the three months ended September 30, 2016. The increase in the loss ratio was, primarily, the result of $106 million of adverse reserve development (representing 20.1% of the loss ratio) due to higher severity of claims in New York and soft market conditions in California and the incremental increase in catastrophe losses of $0.3 million (representing 0.1% of the loss ratio). Additionally, a portion of the increase related to higher current accident year selected ultimate losses as compared to the prior period.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $20.2 million, or 15.0%, to $154.7 million for the three months ended September 30, 2017 from $134.5 million for the three months ended September 30, 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended September 30, 2017 and 2016 of $63.6 million and $71.9 million, respectively. The segment was allocated ceding commission for its proportionate share of our overall policy acquisition expense. The decrease related to our overall decrease in ceding commission earned during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The expense ratio increased to 29.3% for the three months ended September 30, 2017 from 26.1% for the three months ended September 30, 2016.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting (Loss) Income). Net premiums earned less expenses included in combined ratio decreased $209.8 million, or 552.9%, to $(171.9) million for the three months ended September 30, 2017 from $37.9 million for the three months ended September 30, 2016. The decrease resulted primarily from an increase in the loss ratio and expense ratio during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Small Commercial Business Segment Results of Operations for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

Gross Written Premium.  Gross written premium increased $268.5 million, or 8.6%, to $3,393.2 million for the nine months ended September 30, 2017 from $3,124.8 million for the nine months ended September 30, 2016. The increase was attributable to an increase in the number of workers' compensation policies issued, partially offset by a slight decrease in premium rate. In addition, the acquisition of Republic contributed approximately $136 million of incremental gross written premium for the nine months ended September 30, 2017.

Net Written Premium. Net written premium increased $112.2 million, or 6.7%, to $1,796.3 million for the nine months ended September 30, 2017 from $1,684.0 million for the nine months ended September 30, 2016. The increase in net written premium resulted from an increase in gross written premium for the nine months ended September 30, 2017 compared to the same period in 2016, partially offset by a decrease in the retention of gross written premium during 2017 compared to 2016. Our retention of gross written premium for the segment was 52.9% and 53.9% for the nine months ended September 30, 2017 and 2016, respectively, resulting from our ceding to third party reinsurers a large portion of the gross written premium generated as a result of our April 2016 acquisition of Republic.

Net Earned Premium. Net earned premium increased $120.5 million, or 7.6%, to $1,714.6 million for the nine months ended September 30, 2017 from $1,594.1 million for the nine months ended September 30, 2016. As premiums written are primarily earned ratably over an annual period, the increase in net earned premium resulted from higher net written premium for the twelve months ended September 30, 2017 compared to the same period in 2016.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $330.4 million, or 31.2%, to $1,390.6 million for the nine months ended September 30, 2017 from $1,060.2 million for the nine months ended September 30, 2016. Our loss ratio for the segment for the nine months ended September 30, 2017 increased to 81.1% compared to 66.5% for the nine months ended September 30, 2016. The increase in the loss ratio was primarily the result of adverse reserve development of $145.2 million (representing 8.5% of the loss ratio) due to higher severity of claims in New York and soft market conditions in California and the incremental increase in catastrophe losses of $29.6 million (representing 1.7% of the loss ratio).

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $61.4 million, or 14.7%, to $479.6 million for the nine months ended September 30, 2017 from $418.2 million for the nine months ended September 30, 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the nine months ended September 30, 2017 and 2016 of $210.5 million and $218.5 million, respectively. The segment was allocated ceding commission for its proportionate share of our overall policy acquisition expense. The decrease related to our overall decrease in ceding commission earned during the nine months ended September 30, 2017 compared to the three months ended September 30, 2016. The expense ratio increased to 28.0% from 26.2% for the nine months ended September 30, 2017 and 2016, respectively, primarily as a result of higher direct acquisition costs from the Republic business for the entire nine months in 2017 as compared to the business written in this segment during the portion of the nine months of 2016 before we acquired Republic.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting (Loss) Income). Net earned premiums less expenses included in combined ratio decreased $271.3 million, or 234.4%, to $(155.5) million for the nine months ended September 30, 2017 from income of $115.7 million for the nine months ended September 30, 2016. The decrease resulted primarily from an increase in the loss ratio and expense ratio during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Specialty Risk and Extended Warranty Segment Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Amounts in Thousands)		(As restated)		(As restated)
Gross written premium	$756,714	$598,977	$2,285,088	$1,779,984

Net written premium	$525,308	$448,845	$1,591,002	$1,233,739
Change in unearned premium	(42,490)	(21,526)	(95,691)	(126,695)
Net earned premium	482,818	427,319	1,495,311	1,107,044

Loss and loss adjustment expense	458,379	293,956	1,141,823	736,220
Acquisition costs and other underwriting expenses	126,312	86,240	385,085	237,864
	584,691	380,196	1,526,908	974,084
Underwriting (loss) income	$(101,873)	$47,123	$(31,597)	$132,960

Key measures:
Loss ratio	94.9%	68.8%	76.4%	66.5%
Expense ratio	26.2%	20.2%	25.7%	21.5%
Combined ratio	121.1%	89.0%	102.1%	88.0%

Specialty Risk and Extended Warranty Segment Results of Operations for the Three Months Ended September 30, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium increased $157.7 million, or 26.3%, to $756.7 million for the three months ended September 30, 2017 from $599.0 million for the three months ended September 30, 2016. We experienced growth primarily in our European business, while our U.S. business was relatively flat period over period. Our 2016 acquisition of ANV added gross written premium of $115 million to our European business, which was partially offset by fluctuations in European exchange rates.

Net Written Premium. Net written premium increased $76.5 million, or 17.0%, to $525.3 million for the three months ended September 30, 2017 from $448.8 million for the three months ended September 30, 2016. The increase in net written premium resulted from an increase of gross written premium for the three months ended September 30, 2017 compared to the same period in 2016, partially offset by a decrease in our retention of gross written premium period over period. Our overall retention of gross written premium for the segment decreased to 69.4% from 74.9% . The decrease in the retention of gross written premium primarily related to the ANV business, acquired in November 2016, which is not reinsured under the Maiden Quota Share agreement. In addition, beginning in July 2017, our U.K. subsidiary reduced the share of its Italian hospital liability business ceded to Maiden from 32.5% to 20.0%.

Net Earned Premium. Net earned premium increased $55.5 million, or 13.0%, to $482.8 million for the three months ended September 30, 2017 from $427.3 million for the three months ended September 30, 2016. Net earned premium increased due to an increase in net written premium during the twelve months ended September 30, 2017 compared to the same period in 2016. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from the increase in net written premium period over period.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $164.4 million, or 55.9%, to $458.4 million for the three months ended September 30, 2017 from $294.0 million for the three months ended September 30, 2016. Our loss ratio for the segment for the three months ended September 30, 2017 increased to 94.9% from 68.8% compared with the same period in 2016. The increase in the loss ratio resulted from having a higher percentage of net earned premium in lines of business with higher ultimate loss selections during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Additionally, we had $69.2 million (representing 14.3% of the loss ratio) of prior period adverse reserve development adverse related to the Lloyd's business and Italian medical malpractice business in the three months ended September 30, 2017, and $12.9 million of prior period adverse year loss reserve development in the three months ended September 30, 2016. The adverse reserve development was primarily driven by unfavorable development related to emerging loss experience beyond the prior indications based on new and updated data. The segment had net catastrophe losses of $40.3 million (representing 8.3% of the loss ratio).

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $40.1 million, or 46.5%, to $126.3 million for the three months ended September 30, 2017 from $86.2 million for the three months ended September 30, 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended September 30, 2017 and 2016 of $52.0 million and $50.4 million, respectively. The ceding commission increased period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 26.2% for the three months ended September 30, 2017 compared to 20.2% for the three months ended September 30, 2016. The increase in the expense ratio primarily resulted from increases in direct higher acquisition costs from our acquisition of ANV, and reclassing $31 million of net miscellaneous income recorded during the first half of 2017 to Service and Fee Income and Other Expense.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting (Loss) Income). Net earned premiums less expenses included in combined ratio decreased $149.0 million, or 316.2%, to $(101.9) million for the three months ended September 30, 2017 from $47.1 million for the three months ended September 30, 2016. The decrease was attributable to an increase in the segment's loss ratio and expense ratio during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, partially offset by an increase in the level of earned premium.

Specialty Risk and Extended Warranty Segment Results of Operations for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium increased $505.1 million, or 28.4%, to $2,285.1 million for the nine months ended September 30, 2017 from $1,780.0 million for the nine months ended September 30, 2016. We experienced growth primarily in our European business during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, while our U.S. business was relatively flat period over period. Our 2016 acquisition of ANV added gross written premium of $467 million to our European business, which was partially offset by fluctuations in European exchange rates.

Net Written Premium. Net written premium increased $357.3 million, or 29.0%, to $1,591.0 million for the nine months ended September 30, 2017 from $1,233.7 million for the nine months ended September 30, 2016. The increase in net written premium resulted from an increase of gross written premium for the nine months ended September 30, 2017 compared to the same period in 2016. Our retention of gross written premium period over period increased slightly to 69.6% from 69.3% for the nine months ended September 30, 2017 and 2016, respectively.

Net Earned Premium. Net earned premium increased $388.3 million, or 35.1%, to $1,495.3 million for the nine months ended September 30, 2017 from $1,107.0 million for the nine months ended September 30, 2016. Net earned premium increased due to an increase in net written premium during the twelve months ended September 30, 2017 compared to the same period in 2016. As net written premium is earned ratably over the term of a policy, the increase in net earned premium resulted from the increase in net written premium period over period, and policies assumed from the ANV acquisition, which had accelerated earnings patterns.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $405.6 million, or 55.1%, to $1,141.8 million for the nine months ended September 30, 2017 from $736.2 million for the nine months ended September 30, 2016. Our loss ratio for the segment for the nine months ended September 30, 2017 increased to 76.4% from 66.5% for the same period in 2016. The increase in the loss ratio resulted from having a higher percentage of net earned premium in lines of business with higher ultimate loss selections during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, which related to the Lloyd's business and Italian hospital liability business. We had $78.6 million (representing 5.3% of the loss ratio) of prior year loss reserve development in the nine months ended September 30, 2017, and $36.2 million of prior year loss reserve development in the nine months ended September 30, 2016. The segment had catastrophe losses of $40.3 million (representing 2.7% of the loss ratio).

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $147.2 million, or 61.9%, to $385.1 million for the nine months ended September 30, 2017 from $237.9 million for the nine months ended September 30, 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the nine months ended September 30, 2017 and 2016 of $169.0 million and $125.8 million, respectively. The ceding commission increased period over period as the segment received a consistent allocation of ceding commission for its proportionate share of our overall policy acquisition expense. The expense ratio was 25.7% for the nine months ended September 30, 2017 compared to 21.5% for the nine months ended September 30, 2016. The increase in the expense ratio resulted from direct acquisition costs from our acquisitions of Nationale Borg and ANV, and reclassing $31 million of net miscellaneous income recorded during the first half of 2017 to Service and Fee Income and Other Expense.

Net Earned Premiums less Expenses Included in Combined Ratio (Underwriting (Loss)Income). Net earned premiums less expenses included in combined ratio decreased $164.6 million, or 123.8%, to $(31.6) million for the nine months ended September 30, 2017 from $133.0 million for the nine months ended September 30, 2016. The decrease was attributable to an increase in the segment's loss ratio during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, partially offset by an increase in the level of earned premium.

Specialty Program Segment Results of Operations for The Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Amounts in Thousands)		(As restated)		(As restated)
Gross written premium	$221,398	$437,050	$778,474	$1,135,539

Net written premium	$151,935	309,334	$504,468	$787,389
Change in unearned premium	29,045	(57,415)	81,771	(36,233)
Net earned premium	180,980	251,919	586,239	751,156

Loss and loss adjustment expense	261,520	172,561	598,550	514,129
Acquisition costs and other underwriting expenses	56,035	83,232	173,852	214,872
	317,555	255,793	772,402	729,001
Underwriting (loss) income	$(136,575)	$(3,874)	$(186,163)	$22,155

Key measures:
Loss ratio	144.5%	68.5%	102.1%	68.4%
Expense ratio	31.0%	33.0%	29.7%	28.7%
Combined ratio	175.5%	101.5%	131.8%	97.1%

Specialty Program Segment Results of Operations for the Three Months Ended September 30, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium decreased $215.7 million, or (49.3)%, to $221.4 million for the three months ended September 30, 2017 from $437.1 million for the same period in 2016. Gross written premium decreased period over period as the result of the termination of certain workers' compensation and general liability programs.

Net Written Premium. Net written premium decreased $157.4 million, or 50.9%, to $151.9 million for the three months ended September 30, 2017 from $309.3 million for the same period in 2016. Our overall retention of gross written premium for the segment decreased to 68.6% from 70.8% for the three months ended September 30, 2017 and 2016, respectively. The decrease in net written premium related to the decrease in gross written premium and a decrease in our retention of gross written premium.

Net Earned Premium. Net earned premium decreased $70.9 million, or 28.2%, to $181 million for the three months ended September 30, 2017 from $251.9 million for the same period in 2016. As premiums written are typically earned ratably over an annual period, the decrease in net earned premium resulted from lower net written premium for the period ended September 30, 2017 compared to the same period in 2016. Net earned premium decreased year over year proportionately less than net written premium during the same comparative period as a decline in net earned premium lags slightly behind a decrease in net written premium.

 Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $89.0 million, or 51.6%, to $261.5 million for the three months ended September 30, 2017, compared to $172.6 million for the same period in 2016. Our loss ratio for the segment increased to 144.5% compared to 68.5% for the three months ended September 30, 2017 and 2016, respectively. The increase in the loss ratio resulted from prior period adverse reserve development of $151.6 million, driven primarily by certain workers' compensation and general liability programs, which has led to re-underwriting, rate changes, and/or termination of the majority of the programs that generated the prior period adverse reserve development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses decreased $27.2 million, or 32.7%, to $56.0 million for the three months ended September 30, 2017 from $83.2 million for the same period in 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the three months ended September 30, 2017 and 2016 of $23.0 million and $39.0 million, respectively. The segment was allocated ceding commission for its proportionate share of our overall policy acquisition expense. The decrease related to our overall decrease in ceding commission earned during the three months ended September 30, 2017 compared to the three months ended September

30, 2016. Our expense ratio was 31.0% and 33.0% for the three months ended September 30, 2017 and 2016, respectively, and was relatively flat as the issuance of a higher percentage of workers' compensation policies, which have lower policy acquisition costs than other types of business in this segment, was partially offset by the decrease in ceding commission.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting (Loss)). Net earned premiums less expenses included in combined ratio decreased $132.7 million to $(136.6) million for the three months ended September 30, 2017 from $(3.9) million for the three months ended September 30, 2016. The decrease was attributable to an increase in the segment's loss ratio coupled with a lower level of net earned premium in the three months ended September 30, 2017 compared to the same period in 2016.

Specialty Program Segment Results of Operations for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

Gross Written Premium. Gross written premium decreased $357.1 million, or (31.4)%, to $778.5 million for the nine months ended September 30, 2017 from $1,135.5 million for the same period in 2016. Gross written premium decreased period over period as the result of a termination of certain workers' compensation and general liability programs.

Net Written Premium. Net written premium decreased $283 million, or 36%, to $504.5 million for the nine months ended September 30, 2017 from $787.4 million for the same period in 2016 as a result of the decrease in gross written premium period over period and the cession of a larger percentage of gross written premium to reinsurers during the nine months ended September 30, 2017 compared to the same period in 2016. Our overall retention of gross written premium for the segment was 64.8% and 69.3% for the nine months ended September 30, 2017 and 2016, respectively.

Net Earned Premium. Net earned premium decreased $165 million, or 22.0% to $586.2 million for the nine months ended September 30, 2017 from $751.2 million for the same period in 2016. As premiums written are typically earned ratably over an annual period, the decrease in net earned premium resulted from lower net written premium for the annual period prior to the nine months ended September 30, 2017 compared to the same period in 2016. Net earned premium decreased year over year proportionately less than net written premium during the same comparative period as a decline in net earned premium lags slightly behind a decrease in net written premium.

 Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $84.4 million, or 16.4%, to $598.6 million for the nine months ended September 30, 2017, compared to $514.1 million for the same period in 2016. Our loss ratio for the segment increased to 102.1% compared to 68.4% for the nine months ended September 30, 2017 and 2016, respectively. The increase in the loss ratio resulted from prior period adverse reserve development of $176.2 million, driven primarily by certain general liability and workers' compensation programs, which has led to re-underwriting, rate changes, and/or termination of the majority of the programs that generated the prior period adverse reserve development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses decreased $41.0 million, or 19.1%, to $173.9 million for the nine months ended September 30, 2017 from $214.9 million for the same period in 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the nine months ended September 30, 2017 and 2016 of $76.3 million and $107.6 million, respectively. The segment was allocated ceding commission for its proportionate share of our overall policy acquisition expense. The decrease related to our overall decrease in ceding commission earned during the three months ended September 30, 2017 compared to three months ended September 30, 2016. Our expense ratio was 29.7% for the nine months ended September 30, 2017 compared to 28.7% for the nine months ended September 30, 2016, primarily as a result of decreases to ceding commission and higher allocation of corporate expense, partially offset by the termination of programs with lower acquisition costs as compared to the current business written in this segment.

Net Earned Premiums less Expense Included in Combined Ratio (Underwriting (Loss) Income). Net earned premiums less expenses included in combined ratio decreased $208.3 million, or 940.3%, to $(186.2) million for the nine months ended September 30, 2017 from $22.2 million for the nine months ended September 30, 2016. The decrease was due to a higher combined ratio coupled with a lower level of net earned premium in the nine months ended September 30, 2017 compared to the same period in 2016.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth for at least the next twelve months. However, we do anticipate decreases in our operating cash flows from service and fee income as a result of our September 2017 sale of the NPS system to NGHC (as discussed in Note 10) and our upcoming contribution of portions of our U.S. fee businesses to a newly-formed investment vehicle in the first half of 2018 (as discussed in Note 16). If our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected. Additional information regarding our ability to access the public markets to raise capital is discussed in "Item 1A. Risk Factors" appearing elsewhere in this Form 10-Q.

The following table is a summary of our statement of cash flows:

	Nine Months Ended September 30,
	2017	2016
(Amounts in Thousands)		(As restated)
Cash and cash equivalents (used in) provided by:
Operating activities	$(74,242)	$880,660
Investing activities	223,549	(873,264)
Financing activities	(3,934)	147,486

Net cash used in operating activities was $74 million for the nine months ended September 30, 2017. Net cash provided by operating activities was $881 million for the nine months ended September 30, 2016. The decrease in cash provided by operating activities was primarily due to the net loss incurred for the nine months ended September 30, 2017, as well an increase in cash used in funding reinsurance recoverable and timing of collection on those recoverables. In addition, the decrease in cash provided by operating activities was also impacted by an increase in claim payments. Cash payments for claims were approximately $2,293 million and $1,867 million in the nine months ended September 30, 2017 and 2016, respectively.

Net cash provided by investing activities was $224 million for the nine months ended September 30, 2017. Net cash used in investing activities was $873 million for the nine months ended September 30, 2016. The increase in cash provided by investing activities was primarily due to an increase in cash received from sales of fixed maturity securities and equity securities and the sale of common shares of NGHC, life settlement contracts, and the NPS system. Please see Note 10 for additional information on the sales of NGHC shares and of the NPS system and Note 5 for additional information on the sale of life settlement contracts.

Net cash used in financing activities was $4 million for the nine months ended September 30, 2017. Net cash provided by financing activities was $147 million for the nine months ended September 30, 2016. The decrease in cash provided by financing activities was primarily due to increased cash used for repurchase agreements, partially offset by cash received from the issuance of common stock through a private placement. Please see Note 10 for additional information on the private placement.

Preferred Stock

We have six separate series (Series A through F) of non-cumulative preferred stock outstanding. Five of these series (Series B, C, D, E and F) were issued in offerings using depositary shares, each representing a 1/40th interest in a share of the particular series of preferred stock. Dividends on the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares are payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by our Board of Directors, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year.

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year %	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference amount per share of Preferred Stock $	Net proceeds ($ in thousands)	Dividend paid during the nine months ended September 30, 2017 ($ in thousands)
A	6.75	4,600,000	N/A	$25	$111,130	$5,823
B	7.25	105,000	4,200,000	1,000	101,702	5,709
C	7.625	80,000	3,200,000	1,000	77,480	4,575
D	7.50	182,500	7,300,000	1,000	176,529	10,266
E	7.75	143,750	5,750,000	1,000	139,070	8,355
F	6.95	287,500	11,500,000	1,000	278,194	14,985

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

Other Sources of Liquidity

In November 2016, one of our subsidiaries became a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Through membership, we have access to secured cash advances that can be used for supplemental liquidity purposes or other operational needs, as deemed appropriate by management. The amount of advances our subsidiary can take is dependent on eligible asset types available for pledge to secure the advances, which is limited by the statutory admitted assets and capital and surplus of the member subsidiary. At September 30, 2017, we had no outstanding borrowings with the FHLB.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the nine months ended September 30, 2017.

Contractual Obligations

During the nine months ended September 30, 2017, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Effective June 30, 2017, we entered into an adverse loss development cover agreement with Premia. Under the agreement, Premia will pay us for ultimate net losses paid by us in excess of a retention of $5,963.0 million, subject to an aggregate limit of $1,025.0 million, which provides $400.0 million of coverage in excess of our carried loss reserves as of March 31, 2017 in the amount of approximately $6,590.0 million.

The consideration for this agreement is a $675.0 million payment, plus an annual claims monitoring fee, of which $50.0 million represents a premium payment for the coverage above the carried loss reserves of approximately $6,590.0 million. Premia deposited an incremental $100.0 million of excess collateral at inception and will also deposit incremental collateral in accordance with a pre-agreed schedule. We will pay interest deposited into the collateral trust account at a rate of 3.75% per annum on any unpaid portion of the $675.0 million consideration amount from July 1, 2017 to the date of payment, which must occur within 180 days following June 30, 2017. During the three months ended September 30, 2017, we paid consideration of $450.0 million to Premia, which was placed into a collateral trust account as security for Premia's claim payment obligations to us. Ceded reserves are collateralized by the premium payment and all investment income inures to the benefit of the collateral trust account. We have $225.0 million of the consideration remaining unpaid as of September 30, 2017, and incurred $4.5 million of interest expense related to the unpaid portion during the three months ended September 30, 2017, which was recorded as a reduction of the deferred gain.

In addition, effective August 1, 2017, we entered into a new quota share reinsurance contract with multiple, unrelated reinsurance partners, to reduce exposure to catastrophe and non-catastrophe events related to the business of our Republic Companies, Inc. (‘‘Republic’’) subsidiaries. The quota share contract has a cession rate of 62.5% covering the personal property policies at Republic and is designed to work in conjunction with our existing excess of loss reinsurance programs on catastrophe and non-catastrophe events. This contract reduces our exposure to and lessens financial volatility related to all catastrophe perils.

Except for the agreements discussed above, we have not experienced any significant changes to our reinsurance programs since December 31, 2016. For a more detailed description of our reinsurance arrangements, including our reinsurance arrangements with Maiden Reinsurance Ltd., see ‘‘Reinsurance’’ in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We do not limit the assessment of trigger indicators to those noted above, and for the period ended September 30, 2017, management considered the share price decline in the nine months of 2017, which in turn, lowered our market capitalization, as a potential impairment trigger.

Based on the consideration of all available evidence, including analysis of quantitative and qualitative factors, we believe the share price decline in the nine months of 2017 is relatively short-term in nature and is primarily related to the restatement of prior period results and associated material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and is not indicative of an actual decline in our fair value or our reporting units' fair value. As a result, we have concluded that goodwill is not impaired as of September 30, 2017. We will continue to monitor the share price and underlying fundamentals of each of our reporting units during the remainder of 2017.

Cash and Investment Portfolio

Cash, which consists of cash, cash equivalents, restricted cash and restricted cash equivalents, along with our investment portfolio, which consists of fixed maturity securities, equity securities, and short-term investments, but excludes life settlement contracts, other investments and equity investment in unconsolidated related party subsidiaries, increased $560.0 million, or 6.3%, to $9.5 billion for the nine months ended September 30, 2017 from $8.9 billion as of December 31, 2016. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. The increase in our investment portfolio during the nine months ended September 30, 2017 compared to December 31, 2016 was primarily attributable to the acquisition of AHC, $300 million of cash received from a private placement, cash received from the sale of a portion of our life settlement portfolio and the sale of a policy management system to NGHC. Our fixed maturity securities had a fair value of $7.7 billion and an amortized cost of $7.5 billion as of September 30, 2017. Our equity securities had a fair value of $185.7 million with a cost of $176.2 million as of September 30, 2017.

Our cash and investment portfolio, exclusive of life settlement contracts, equity investment in unconsolidated related party subsidiaries, and other investments is summarized in the table below by type of investment:

	September 30, 2017		December 31, 2016
(Amounts in Thousands)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,645,599	17.3%	$1,281,109	14.3%
Short-term investments	7,141	0.1	—	—
U.S. treasury securities	328,795	3.5	330,654	3.7
U.S. government agencies	48,150	0.5	63,732	0.7
Municipals	905,793	9.5	854,170	9.6
Foreign government	187,116	2.0	152,876	1.7
Commercial mortgage back securities	460,991	4.9	177,994	2.0
Residential mortgage backed securities:
Agency backed	810,894	8.5	1,210,385	13.6
Non-agency backed	5,649	0.1	61,229	0.7
Collateralized loan / debt obligations	626,348	6.6	484,405	5.4
Asset-backed securities	21,550	0.2	29,710	0.3
Corporate bonds	4,258,424	44.9	4,066,761	45.6
Preferred stocks	—	—	3,985	—
Common stocks	185,652	1.9	215,137	2.4
	$9,492,102	100.0%	$8,932,147	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of September 30, 2017 and December 31, 2016, as rated by Standard and Poor’s:

	September 30, 2017	December 31, 2016
U.S. Treasury	4.3%	4.5%
AAA	6.9	6.6
AA	29.1	32.6
A	30.2	28.9
BBB, BBB+, BBB-	24.9	24.2
BB, BB+, BB-	0.9	1.9
B, B+, B-	0.2	0.4
Other	3.5	0.9
Total	100.0%	100.0%

 As of September 30, 2017, the weighted average duration of our fixed maturity securities was approximately 4.44 years and had an average yield of 3.2%.

Other investments represented approximately 1.5% and 1.7% of our total investment portfolio as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, other investments consisted primarily of real estate partnerships totaling $86 million, private limited partnerships totaling $19 million, a syndicated term loan of $17 million, and annuity and other investments totaling $18 million. At December 31, 2016, other investments consisted primarily of real estate partnerships totaling $101 million, private limited partnerships totaling $24 million, a syndicated term loan of $15 million, and annuity and other investments totaling $12 million.

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We write down investments immediately that we consider to be impaired based on the above criteria collectively. There were no impairment charges for the three and nine months ended September 30, 2017, respectively, but we recorded $3 million and $20 million of OTTI of equity securities during the three and nine months ended September 30, 2016.

As of September 30, 2017, we own corporate bonds in the financial institutions, industrial, and utilities sectors, which account for approximately 21.2%, 29.5% and 4.9%, respectively, and 55.6% in the aggregate of the total fair value of our fixed maturity securities, and 8.4%, 27.9% and 3.4%, respectively, and 39.7% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities classified as available-for-sale consists of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses of $2.3 million as of September 30, 2017 are not material to our financial position.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements, included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2016 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures about Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2017.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that, as of September 30, 2017, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that have not yet been fully remediated as further discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

(c)    Remediation Actions

Management continues to implement the comprehensive remediation program as disclosed in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to ensure that control deficiencies contributing to the material weaknesses are remediated such that these controls will operate effectively. During the fiscal quarter ended September 30, 2017, we continued to strengthen our Finance team by hiring additional personnel and leveraging the expertise of our outside consulting firm while we integrate resources with the required skills to enhance our internal controls and documentation.

While management believes that significant progress has been made in enhancing internal controls as of September 30, 2017, and in the period since, the material weaknesses described in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting throughout 2017 and will make any further changes management deems appropriate.

(d)    Changes in Internal Control Over Financial Reporting

The remediation efforts related to the material weaknesses described in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and above represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017, that have materially affected our internal control over financial reporting.

In addition, as a result of the acquisitions of ANV Holding B.V., Republic Companies, Inc., N.V. Nationale Borg-Maatschappij and Genworth Financial Mortgage Insurance Limited during 2016 and the acquisitions of AHC Insurance Company (formerly named AmeriHealth Casualty Insurance Company) and PDP Group, Inc. during 2017, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Such changes related to these acquisitions included implementing procedures to integrate existing systems and convert the financial results of these acquisitions from other generally accepted accounting principles to U.S. GAAP. We are continuing to augment our existing controls and resources to appropriately manage the risks inherent in acquisitions of this magnitude and complexity.

Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1
Contribution and Stock Purchase Agreement, dated as of November 3, 2017, by and between FeeCo Holdings LP, a Delaware limited partnership, Mayfield Holdings LLC, a Delaware limited liability company and AmTrust Financial Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on November 6, 2017).

10.1*
Employment Agreement, dated August 8, 2017, by and between the Company and Adam Karkowsky (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 10, 2017).

10.2
Asset Purchase and License Agreement, dated September 13, 2017, by and between AmTrust North America, Inc. and National General Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 18, 2017).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2017 (filed herewith).

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2017 (filed herewith).

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2017 (furnished herewith).

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2017 (furnished herewith).

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) the Notes to Unaudited Consolidated Financial Statements.

* Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Company may be participants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	November 9, 2017	/s/ Barry D. Zyskind
Barry D. Zyskind
Chairman, President and Chief Executive Officer

/s/ Adam Karkowsky
Adam Karkowsky
Chief Financial Officer