Form 10-K
period 2017-12-31
Amtrust Financial Services, Inc.
filed 2018-03-16
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates was $1,691,514,138.
As of March 9, 2018, the number of common shares of the registrant outstanding was 196,256,697.
Documents incorporated by reference: Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders of the registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

AMTRUST FINANCIAL SERVICES, INC.

i

PART I

Note on Forward-Looking Statements

This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds and estimates of the impact of material weaknesses in our internal control over financial reporting, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, changes in tax laws, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, our ability to timely and effectively remediate the material weaknesses in our internal control over financial reporting and implement effective internal control over financial reporting and disclosure controls and procedures in the future, access to public markets to raise debt or equity capital, risks associated with conducting business outside the United States, the impact of Brexit, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd. or National General Holdings Corp., breaches in data security or other disruptions with our technology, any inability to keep pace with technological changes, heightened competition, changes in pricing environments, changes in asset valuations, the results of legal proceedings and risks related to the proposed merger. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Merger Agreement

On March 1, 2018, we announced that we had entered into a definitive agreement with Evergreen Parent, L.P. ("Evergreen Parent"), an entity formed by private equity funds managed by Stone Point Capital LLC ("Stone Point"), together with Barry D. Zyskind, Chairman and CEO of AmTrust, George Karfunkel and Leah Karfunkel (collectively, the "Karfunkel-Zyskind Family"), in which Evergreen Parent will acquire the approximately 45% of our issued and outstanding common shares that the Karfunkel-Zyskind Family and certain of its affiliates and related parties do not presently own or control. The transaction values our fully diluted equity at approximately $2.7 billion, excluding our outstanding preferred stock.

Under the terms of the proposed merger, our common shareholders who are not affiliated with the Karfunkel-Zyskind Family (the "Public Shareholders") will receive $13.50 in cash for each share of AmTrust common stock they hold. The Karfunkel-Zyskind Family and certain of its affiliates and related parties will rollover their shares of common stock for interests in Evergreen Parent. Each share of our currently outstanding preferred stock will remain outstanding and it is expected that the preferred stock will continue to be listed on the New York Stock Exchange following the consummation of the transaction.

The proposed merger is anticipated to close in the second half of 2018, subject to satisfaction or waiver of the closing conditions, including approval by regulatory authorities and our shareholders, including approval by a majority of our common shares not owned or controlled by Evergreen Parent and its affiliates, the Karfunkel-Zyskind Family and its affiliates and certain related parties, and our directors and senior officers.

Business Overview

AmTrust underwrites and provides property and casualty insurance products to niche customer groups that we believe are generally underserved within the broader insurance market. AmTrust operates in the United States ("U.S.") and internationally through three operating segments: Small Commercial Business, Specialty Risk and Extended Warranty, and Specialty Program.

Our insurance subsidiaries domiciled in the U.S. are collectively licensed to provide workers’ compensation insurance and commercial property and casualty insurance, including service contract reimbursement coverages included in our Specialty Risk and Extended Warranty segment, in all 50 states, the District of Columbia and Puerto Rico.

Our product mix primarily includes workers’ compensation, extended warranty and other commercial and select personal lines in property/casualty insurance. Our workers’ compensation and property/casualty insurance policyholders in the U.S. are generally small and middle market businesses. Our extended warranty clients and partners include original equipment manufacturers, distributors, e-commerce and other retailers of commercial and consumer products. Key services performed on behalf of clients and policyholders include claims administration and device refurbishment, repair, recycling and logistics programs. The majority of our products are sold through independent third-party brokers, agents, retailers or administrators.

Our business model focuses on achieving industry-leading returns on equity and long-term stockholder value through operational excellence and profitable growth with the careful management of risk. We are focused on achieving excellent customer service and retention. We pursue these goals through:

•	Disciplined underwriting and risk management frameworks that emphasize geographic and product diversification, and provide us with an in-depth understanding of our insured exposures.

•
Targeting and reaching scale amongst the small to middle size customer segments in low to medium hazard business classes throughout the U.S., Europe and increasingly in Asia. Additionally, we are focused on further enhancing our economies of scale by opportunistically expanding our geographic reach and product set, growing our network of agents and other distributors, and developing new client relationships.

•
Leveraging our proprietary technology platform in order to efficiently manage the high volume of policies and claims that result from serving large numbers of small policyholders and warranty contract holders. The technology we have developed offers a level of service that we believe is a competitive advantage in these high volume, lower risk classes of business by enhancing our ability to service, underwrite and adjudicate claims.

Since our inception in 1998, we have grown both organically and through strategic acquisitions. Our approach and strategy for acquisitions is to take relatively modest integration and balance sheet risk. In 2017 and early 2018, our acquisition activity slowed as we took several transformative actions to strengthen our balance sheet and capital base and focus upon our core business. We intend to achieve profitable growth and strengthen our capital base by pursuing select underwriting opportunities while maintaining or improving our A.M. Best ratings. For details of the impact of these transactions on our results of operations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations "– Acquisitions" and "– Strategic Investments".

Business Segments

We manage our business through three operating segments, Small Commercial Business, Specialty Risk and Extended Warranty, and Specialty Program, which are based on the products we provide and the markets we serve.

The following table provides our net earned premiums by segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(Amounts in Thousands)	2017	2016
Small Commercial Business	$2,306,660	$2,203,469
Specialty Risk and Extended Warranty	2,009,761	1,543,899
Specialty Program	739,677	920,597
Total	$5,056,098	$4,667,965

Additional financial information regarding our segments and geographic areas is presented in Note 25. “Segments” to our consolidated financial statements appearing elsewhere in this Form 10-K.

Small Commercial Business

The following table provides a results summary for the Small Commercial Business segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
(Amounts in Thousands, except percentages)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Workers' compensation	$1,409,947	61.1%	$1,421,744	64.5%
Warranty	—	—	10,614	0.5
Other liabilities	—	—	22,273	1.0
Commercial auto and liability, physical damage	396,245	17.2	362,774	16.5
Other	500,468	21.7	386,064	17.5
Total net earned premiums	$2,306,660	100.0%	$2,203,469	100.0%

Segment underwriting (loss) income (1)	$(226,058)		$150,397
Combined ratio (2)	109.8%		93.2%

(1)	Segment underwriting (loss) income is equal to segment net earned premiums less loss and loss adjustment expenses and acquisition costs and other underwriting expenses.

(2)	The combined ratio is equal to loss and loss adjustment expenses plus acquisition costs and other underwriting expenses divided by net earned premiums.

Products and services

Our Small Commercial Business segment provides workers’ compensation insurance to small businesses that operate in low and medium hazard classes and commercial package and other property and casualty insurance products to small businesses, with average annual premiums of less than $8,000 per policy. Commercial package and other low-hazard products provide a broad array of insurance to small businesses, including commercial property, general liability, inland marine, employment practices liability, commercial automobile, workers’ compensation and umbrella coverage.

Some of our preferred and commonly written low and medium classes of business include restaurants, hospitality, retail and wholesale stores, professional offices, artisan contractors, light manufacturing and service industries, among others.

Marketing and distribution

We are authorized to write our Small Commercial Business products in all 50 states. We primarily distribute our policies through a network of over 11,000 select retail and wholesale agents who are highly trained on AmTrust's preferred industry classes and are paid commissions based on the annual policy premiums submitted by agents that we choose to write. Workers’ compensation insurance pricing and coverage options are generally mandated and regulated on a state by state basis and provide coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment.

We are focused on continuing to broaden our market share by enhancing our current agent relationships as well as developing new agent relationships. Our on-line quoting and application submission system permits agents and brokers to easily determine in real-time if the risk and pricing parameters for a prospective workers’ compensation client meet our underwriting criteria and delivers an application for underwriting approval to us in a paperless environment. Our underwriting system will not allow business to be placed if it does not fit within our guidelines, while enabling rapid same-day binding coverage for risks that meet our criteria. These same types of efficiencies also exist for our commercial package product business. Our system handles most clerical duties, so that our underwriters can focus on making decisions on risk submissions.

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

Percentage of Aggregate Small Commercial Business Direct Written Premiums by State

The table below identifies the top ten producing states by percentage of direct written premiums for our Small Commercial Business segment for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
State	2017	2016	2015
California	22.6%	23.1%	24.2%
New York	16.2	17.7	18.7
Texas	10.6	8.9	2.9
Florida	9.5	9.3	11.7
New Jersey	7.2	7.4	7.2
Georgia	3.7	3.5	4.0
Illinois	3.6	4.2	4.6
Pennsylvania	3.3	2.1	2.5
Louisiana	2.9	2.6	1.5
Arizona	1.6	1.3	1.4
All Other States and the District of Columbia	18.8	19.9	21.3
Total	100.0%	100.0%	100.0%

Competition

We believe the small business component of the workers’ compensation market is generally less competitive than the broader insurance market because the smaller policy size and lower average premiums needed by these types of policyholders generally do not fit the underwriting criteria of many of our competitors. Our highly customized, scalable and proprietary technology platform enables us to individually underwrite, manage and control losses in a cost-effective manner for a large number of small policies while still providing quality customer service and responsive claims management to our clients and the agents that distribute our products. We believe these factors have been key to our ability to achieve high retention and renewal rates.

During the years ended December 31, 2017, 2016 and 2015, we did not derive over ten percent of our Small Commercial Business revenue from any one customer.

Specialty Risk and Extended Warranty

The following table provides a results summary for the Specialty Risk and Extended Warranty segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
(Amounts in Thousands, except percentages)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Warranty	$970,673	48.3%	$748,946	48.5%
Other liabilities	176,655	8.8	140,256	9.1
Commercial auto and liability, physical damage	—	—	40,388	2.6
Medical malpractice	206,622	10.3	233,136	15.1
Other	655,811	32.6	381,173	24.7
Total net earned premiums	$2,009,761	100.0%	$1,543,899	100.0%

Segment underwriting (loss) income (1)	$(185,894)		$147,982
Combined ratio (2)	109.2%		90.4%

(1)	Segment underwriting income is equal to segment net earned premiums less loss and loss adjustment expenses and acquisition costs and other underwriting expenses.

(2)	The combined ratio is equal to loss and loss adjustment expenses plus acquisition costs and other underwriting expenses divided by net earned premiums.

Transfer of Equity Interest in U.S.-based Fee Businesses

On November 3, 2017, we and Mayfield Holdings LLC (“Mayfield”), entered into a Contribution and Stock Purchase Agreement (the “Acquisition Agreement”) with MH JV Holdings L.P. (“Investor”), a newly-formed investment vehicle owned by affiliates of Madison Dearborn Partners, related to the Investor’s acquisition of a majority interest in the portion of our U.S.-based fee businesses that (a) act as managing general agents for the distribution, underwriting and procurement of property and casualty insurance on behalf of certain our affiliates and other insurance carriers and (b) design, develop, market and act as third party administrators for programs for service contracts, limited warranties and replacement plans as further described in the Acquisition Agreement (the “U.S.-based fee business”). On February 28, 2018, we completed the transfer of the U.S.-based fee business to Mayfield and the Investor's acquisition of a majority interest in Mayfield. Additional information is presented in Note 28. “Subsequent Events” to our consolidated financial statements appearing elsewhere in this Form 10-K. The following description of our Specialty Risk and Extended Warranty segment summarizes our business as of December 31, 2017, without regard to the transfer of the U.S. -based fee business that occurred shortly before we filed this Form 10-K.

Products and services

Our Specialty Risk and Extended Warranty segment provides custom designed coverages, such as accidental damage plans, mechanical breakdown protection and payment protection plans offered in connection with the sale of consumer and commercial goods in the U.S. and Europe, and certain niche property, casualty and specialty liability risks in the U.S. and Europe, including general liability, employers’ liability and professional and medical liability. Our model is focused on developing coverage plans by evaluating and analyzing historical product and industry data to establish appropriate pricing and contract terms and enhancing the profitability of the plans by limiting the frequency and severity of losses while delivering superior customer service. We own Lloyd's property and casualty insurance syndicates that focus on general insurance and provide access to a Lloyd's underwriting platform for brokers. We also serve as a third party administrator to provide claims handling and call center services to the consumer products and automotive industries in the U.S., Canada, Europe and Asia.

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

Marketing and distribution

Through our insurance subsidiaries, we are licensed to provide specialty risk and extended warranty coverage in all 50 states and the District of Columbia, Puerto Rico, Ireland and the United Kingdom and, pursuant to European Union law, certain other European Union member states. Through our subsidiary, AmTrust at Lloyd's, we are also licensed to underwrite business internationally in locations where Lloyd's is licensed.

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

We underwrite our specialty risk coverage on a coverage plan-level basis, which involves substantial data collection and actuarial analysis as well as analysis of applicable laws governing policy coverage language and exclusions. We prefer to apply a historical rating approach in which we analyze historical loss experience of the covered product or similar products rather than an approach that attempts to estimate our total exposure without such historical data. In addition, we believe that the quality of the marketing and claims administration service provided by the warranty administrator is a significant driver of the profitability of the product. Accordingly, a critical evaluation of the prospective warranty administrator is an important component of underwriting a plan. The results of our underwriting analysis are used to determine the premiums we charge and drive the description of the plan coverage and exclusions. The underwriting process generally takes three months or more to complete.

In our extended warranty business, we issue policies to our clients that provide for payment or replacement of goods to meet our clients’ contractual liabilities to the end purchasers of the warranty under contracts that have coverage terms with durations ranging from one to 120 months depending on the type of product. In the event that the frequency or the severity of loss on the claims of a program exceeds original projections, we generally have the right to increase premium rates for the balance of the term of the contract and, in Europe, the right to cancel prior to the end of the term. We believe that the profitability of each coverage plan we underwrite is largely dependent upon our ability to accurately forecast the frequency and severity of claims and manage the claims process efficiently. We continuously collect and analyze claims data in order to forecast future claims trends. We also provide warranty administration services in the U.S. and internationally.

We market our extended warranty and GAP products in the U.S. and internationally primarily through brokers and third party warranty administrators, through a direct marketing group and our own warranty administrators AMT Warranty and Car Care Plan. Third party administrators generally handle claims on our policies and provide monthly loss reports. We review the monthly reports and if the losses are unexpectedly high, we generally have the right under our policies to adjust our pricing or cease underwriting new business under the coverage plan. We routinely audit the claims paid by the administrators and hire third party experts to validate certain types of claims. For example, we engage engineering consultants to validate claims made on coverage we provide on heavy machinery. We generally settle our extended warranty claims in-kind - by repair or replacement - rather than in cash. When possible, we negotiate volume fixed-fee repair or replacement agreements with third parties to reduce our loss exposure.

During the years ended December 31, 2017, 2016 and 2015, we did not derive over ten percent of our Specialty Risk and Extended Warranty revenue from any one customer.

Percentage of Specialty Risk and Extended Warranty Direct Written Premiums by Country

The table below shows the geographic distribution of our annualized direct written premiums in our Specialty Risk and Extended Warranty segment with respect to coverage plans in effect at December 31, 2017, 2016 and 2015.

	Year Ended December 31,
Country	2017	2016	2015
United States	41%	41%	39%
United Kingdom	28	22	27
Italy	8	13	15
Sweden	5	3	3
France	3	3	4
Other	15	18	12
Total	100%	100%	100%

For a discussion of the various risks we face related to our foreign operations, see "Item 1A. Risk Factors."

Competition

We believe that our proprietary technology platform and strong industry expertise provide us a competitive advantage. We also believe the niche markets in the Specialty Risk and Extended Warranty sector in which we do business are less competitive than most other insurance sectors (including workers’ compensation insurance). We believe our Specialty Risk and Extended Warranty teams are recognized for their knowledge and expertise in their targeted markets. Nonetheless, we face significant competition, including several internationally well-known insurers that have greater financial, marketing and management resources and experience than we have. We believe that our competitive advantages include our ownership of both a U.S. warranty provider and a U.K. warranty provider, which enables us to directly administer the business, the ability to provide technical assistance to non-affiliate warranty providers, experienced underwriting, resourceful claims management practices and good relations with warranty administrators in the European Union, Asia and the U.S.

Specialty Program

The following table provides a results summary for the Specialty Program segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
(Amounts in Thousands, except percentages)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Workers' compensation	$379,372	51.3%	$530,276	57.6%
Other liabilities	191,764	25.9	168,162	18.3
Commercial auto and liability, physical damage	116,172	15.7	130,409	14.2
Other (includes warranty)	52,369	7.1	91,750	9.9
Total net earned premiums	$739,677	100.0%	$920,597	100.0%

Segment underwriting loss (1)	$(238,935)		$(2,861)
Combined ratio (2)	132.3%		100.3%

(1)	Segment underwriting loss is equal to segment net earned premiums less loss and loss adjustment expenses and acquisition costs and other underwriting expenses.

(2)	The combined ratio is equal to loss and loss adjustment expenses plus acquisition costs and other underwriting expenses divided by net earned premiums.

Products and services

Our Specialty Program segment provides workers’ compensation, general liability, commercial auto liability, property coverage, excess and surplus lines programs and other specialty commercial property and casualty insurance to narrowly defined, homogeneous groups of small and middle market accounts whose business model and risk profile generally requires in-depth knowledge of a specific industry or sector focus in order to appropriately evaluate, price and manage the coverage risk. The type of risk covered by this segment is larger in premium size and generally covers more specialized classes than our Small Commercial Business segment. In recent years, we began re-underwriting, implementing rate changes and/or terminating certain unprofitable programs, which generated a decrease in our premium writings in this segment.

Policyholders in this segment primarily include the following types of industries:

•	retail;

•	wholesale;

•	service operations;

•	artisan and general contracting;

•	moving and storage;

•	agriculture;

•	professional liability; and

•	healthcare

Marketing and distribution

The Specialty Program business is distributed through a limited number of qualified general and wholesale agents to whom we pay commission for the services they perform (underwriting, marketing, policy administration, etc.). We restrict our agent network to managing general agents and other wholesale agents and claims administrators who have experience underwriting certain types of risk and who, subject to our underwriting standards, originate and assist in managing a book of business and may share in the portfolio risk. Our products and underwriting criteria often entail customized coverage, loss control and claims services as well as risk sharing mechanisms.

We establish the underwriting standards used with our general agency partners by conducting detailed actuarial analysis using historical and industry data. Prior to entering into a relationship with an agency, we perform extensive due diligence on the agent including a review of underwriting, claims and financial control areas that generally takes three to nine months to complete. Additionally, once we have entered into a relationship with a general agent, we carefully monitor the loss experience of the portfolio associated with each agent on a monthly basis and conduct onsite underwriting, claims and financial audits.

During the years ended December 31, 2017 and 2016, we did not derive over ten percent of our Specialty Program revenue from any one customer. During 2015, we derived over ten percent of our Specialty Program revenue from one customer.

Percentage of Specialty Program Direct Written Premiums by State

The table below identifies the top ten producing states by percentage of direct written premiums for our Specialty Program segment for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
State	2017	2016	2015
California	31.0%	41.0%	38.0%
New York	20.0	17.6	20.0
Texas	6.9	6.0	4.0
New Jersey	4.7	5.6	6.0
Florida	4.4	4.0	5.0
Illinois	2.3	1.9	2.0
Georgia	2.2	1.6	2.0
Colorado	2.0	1.1	1.0
Washington	1.8	1.0	1.0
Arizona	1.7	1.7	2.0
All other States and the District of Columbia	23.0	18.5	19.0
Total	100.0%	100.0%	100.0%

Competition

Our Specialty Program segment employs a niche strategy of targeting specialized business within the specific niche classes for each program. Our product expertise, management experience, availability of filings, efficient operations, system capabilities and speed to market helps to differentiate our offerings from those of our competitors. Our competitive A.M. Best rating and financial size allow us to compete favorably for target business.

Reinsurance

Reinsurance is a transaction between insurance companies in which the original insurer, or ceding company, remits a portion of its policy premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the insured policies’ risk. Reinsurance agreements may be proportional in nature, under which the assuming company participates in the premiums and losses of the ceding company via a pro rata share. Under these “quota share reinsurance” arrangements, the ceding company transfers, or cedes, a percentage of the risk under each policy within the covered class or classes of business to the reinsurer and recovers the same percentage of the ceded loss and loss adjustment expenses. The ceding company pays the reinsurer that same percentage of the insurance premiums on the ceded policies, less a ceding commission. Reinsurance agreements may also be structured so that the assuming company indemnifies the ceding company against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” The assuming company provides this indemnification for a premium, usually determined as a percentage of the ceding company’s insurance premiums for the covered class or classes of business. This arrangement is known as “excess of loss reinsurance.” Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the coverage limits of the reinsurance program is retained by the ceding company.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14. “Reinsurance” to our consolidated financial statements appearing elsewhere in this Form 10-K.

Ratings

Independent rating organizations, such as A.M. Best Company ("A.M. Best"), periodically review the financial strength of insurers, including our insurance subsidiaries. The following is a summary of our principal U.S. domiciled insurance subsidiaries and their financial strength ratings assigned by A.M. Best.

Company (1)	Abbreviation	A.M. Best Rating
AmTrust Insurance Company of Kansas, Inc.	AICK	Au
AmTrust Title Insurance Company	ATIC	A- u
ARI Insurance Company	ARI	Au
Associated Industries Insurance Company, Inc.	AIIC	Au
CorePointe Insurance Company	CPIC	Au
Developers Surety and Indemnity Company	DSIC	Au
First Nonprofit Insurance Company	FNIC	Au
Heritage Indemnity Company	HIC	Au
Indemnity Company of California	ICC	Au
Milford Casualty Insurance Company (formally known as "Milwaukee Casualty Insurance Company")	MCIC	Au
Republic Fire & Casualty Insurance Company	RFC	Au
Republic Lloyds	RL	Au
Republic Underwriters Insurance Company	RUIC	Au
Republic-Vanguard Insurance Company	RVIC	Au
Rochdale Insurance Company	RIC	Au
Security National Insurance Company	SNIC	Au
Sequoia Indemnity Company	SID	Au
Sequoia Insurance Company	SIC	Au
Southern County Mutual Insurance Company	SCM	Au
Southern Insurance Company	SOIC	Au
Southern Underwriters Insurance Company	SUIC	Au
Technology Insurance Company, Inc.	TIC	Au
Wesco Insurance Company	WIC	Au

(1)	ARI Casualty Company is not currently rated by A.M. Best, so it is not included in the above table.

An “A” rating is the third highest of the 16 categories used by A.M. Best, and is assigned to companies that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. On November 6, 2017, A.M. Best announced that it had placed the Company's ratings under review with negative implications (as denoted by the symbol "u" in the summary above), following our announcement of our entry into a definitive agreement to transfer a portion of our U.S.-based fee business and our reserve strengthening during third-quarter 2017. On March 2, 2018, after our announcements regarding the closing of the transfer of a majority interest in a portion of our U.S.-based fee business and the proposed merger, A.M. Best confirmed our ratings remained unchanged.

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. These current ratings were derived from an in-depth evaluation of these subsidiaries’ financial strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, our capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation vary significantly from one jurisdiction to another. We are subject to extensive regulation in the U.S. and in Europe, which for us primarily consists of the United Kingdom and Ireland, as well as in Bermuda.

United States

As of December 31, 2017, we had twenty-four operating insurance subsidiaries domiciled in the United States (the “U.S. Insurance Subsidiaries”).

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

NAIC Initiatives

Over the past several years, the National Association of Insurance Commissioners (“NAIC”) has revised the U.S. insurance solvency regulatory framework to include capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The NAIC is focused upon the concept of “enterprise risk” within an insurance company holding system and the NAIC imposes extensive informational requirements on insurers in order to protect the licensed insurance companies from enterprise risk. Additionally, the NAIC requires insurers to perform an Own Risk and Solvency Assessment (“ORSA”) and, upon request of a state, file an ORSA Summary Report with the state. Also, in 2016, the NAIC adopted the Corporate Governance Annual Filing Model Regulation and the Corporate Governance Annual Disclosure Model Act, which requires us to file a confidential report prepared by the insurer or insurance group, the purpose of which is to provide the most relevant information necessary to permit state regulators to gain an understanding of the corporate governance structure, policies and practices utilized by the insurer.

Federal Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by the Financial Stability Oversight Council as “systemically important.” In such a case, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation upon that insurance company which could impact its capital, liquidity and leverage requirements as well as its business and investment conduct. We have not been designated as "systemically important" by the Financial Stability Oversight Council.

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

Our U.S. Insurance Subsidiary, Technology Insurance Company, Inc. (“TIC”), acts as a servicing carrier for certain workers’ compensation Assigned Risk Plans. Servicing carrier contracts are generally awarded based on a competitive bidding process. As a servicing carrier, we receive fee income for our services but do not retain any underwriting risk, which is fully reinsured by the various National Council on Compensation Insurance ("NCCI") pools.

Second Injury Funds

A number of states operate trust funds that reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These state-managed trust funds are funded through assessments against insurers and self-insurers providing workers’ compensation coverage in a particular state. We received recoveries of approximately $3.3 million, $4.3 million and $6.1 million from such state-managed trust funds in 2017, 2016 and 2015, respectively. The aggregate amount of cash we paid for assessments to state-managed trust funds for the years ended December 31, 2017, 2016 and 2015 was approximately $28.8 million, $25.8 million and $23.4 million, respectively.

Risk-Based Capital Regulations

Our U.S. Insurance Subsidiaries are required to report their risk-based capital based on a formula developed and adopted by the NAIC that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow insurance regulators to identify weakly-capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The insurance departments in our domiciliary states generally require a minimum total adjusted risk-based capital equal to 150% of an insurance company’s authorized control level risk-based capital. At December 31, 2017, each of our U.S. Insurance Subsidiaries’ risk-based capital levels exceeded the minimum total adjusted risk-based capital ratio.

Insurance Regulatory Information System Ratios

The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states, and is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS generates key financial ratios results based on financial information obtained from insurers’ annual statutory statements. Each ratio has an established “usual range” of results. Unusual values are viewed as part of a regulatory early monitoring system. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or because of certain reinsurance or pooling structures or changes in such structures. Management does not anticipate regulatory action as a result of any 2017 IRIS ratio results outside the usual range for our U.S. Insurance Subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required with respect to any ratio outside of the usual range.

Credit for Reinsurance

In addition to regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states governing “credit for reinsurance” that are imposed on their ceding companies. The Non-Admitted and Reinsurance Reform Act (“NRRA”) prohibits a state in which a U.S. ceding insurer is licensed but not domiciled from denying credit for reinsurance for the insurer’s ceded risk if the cedant’s domestic state regulator recognizes credit for reinsurance. The ceding company in this instance is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written that apply to the unexpired portion of the policy period), loss reserves and loss expense reserves to the extent ceded to the reinsurer. AII, which reinsures TIC, which itself reinsures and pools the risks of our U.S. Insurance Subsidiaries, is not licensed, accredited or approved in any state in the U.S. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. AII posts security to permit TIC to receive credit for reinsurance on the pooled business of the U.S. Insurance Subsidiaries ceded to AII by TIC pursuant to our intercompany pooling and reinsurance agreements.

Privacy and Data Security Regulations

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

Insurance regulators have been giving increased attention to data security, and new laws and regulations that would impose new requirements and standards for protecting personally identifiable information of insurance company policyholders. For example, the New York Department of Financial Services adopted comprehensive cybersecurity requirements that became effective during 2017. The regulations require that each covered entity (which includes any entity operating under or required to operate under a license, registration, charter, certificate, permit, accreditation or similar authorization under the New York insurance law) establish a cybersecurity program under which the entity must maintain a detailed cybersecurity plan, designate a chief information security officer, enact a cybersecurity policy and maintain a cybersecurity-related event reporting system. We established such a program in 2017. In addition, the NAIC has adopted the Cybersecurity Bill of Rights, a set of directives aimed at protecting consumer data, and is working on a new model data security law that is expected to incorporate the directives and impose additional requirements to the extent adopted by applicable states’ legislation. The NAIC has also included enhanced guidance related to cybersecurity in its handbook for state insurance examiners.

We are subject to the E.U. General Data Protection Regulation (“GDPR”), which all E.U. Member States must implement by May 2018. GDPR is global in scope to the extent that it applies to all business in the E.U. and any business outside the E.U. that process E.U. personal data of individuals in the E.U. The regulation is in place to enhance the rights and protections of E.U. citizens' personal data and non-compliance can potentially lead to financial penalties. The introduction of GDPR, and any resultant changes in E.U. member states’ national laws and regulations, may increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection and use of data. We have undertaken significant preparedness work ahead of the implementation date of May 2018.

To the best of our knowledge, we are in compliance with all applicable privacy and data security laws and regulations.

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

Regulatory Coordination

State regulators in the U.S. and regulatory agencies outside the U.S. are increasingly coordinating the regulation of internationally active insurance groups through participation in supervisory colleges. A supervisory college, as defined by the International Association of Insurance Supervisors, is a forum for cooperation and communication between the involved supervisors established for the fundamental purpose of facilitating the effectiveness of supervision of entities that belong to an insurance group; facilitating both the supervision of the group as a whole on a group-wide basis; and improving the legal entity supervision of the entities within the insurance group. Our regulators conducted a supervisory college for our insurance group in 2017.

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

Bermuda

Classification

AII is registered as an insurer by the Bermuda Monetary Authority (“BMA”) under the Insurance Act 1978 of Bermuda, as amended (the “Insurance Act - Bermuda”). The BMA is responsible for the day-to-day supervision of insurers and monitors compliance with the solvency and liquidity standards imposed by the Insurance Act - Bermuda. Since January 1, 2016, AII has been registered as a Class 3B insurer. As a Class 3B insurer, AII can carry on general business, broadly including all types of insurance business other than long-term business. AII is also licensed as a Class C insurer to carry on long-term business, which broadly includes life insurance and disability insurance with terms in excess of five years.

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

Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions

Under the Insurance Act - Bermuda, the value of the general business assets of a registered Class 3B insurer, such as AII, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. AII is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of the following: (a) 25% of the enhanced capital requirement (“ECR”); (b) $1.0 million; (c) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million; or (d) 15% of loss and other insurance reserves. AII is also required to maintain available statutory capital and surplus at least equal to its ECR. The BMA has also established a target capital level (“TCL”) for each insurer subject to an enhanced capital requirement equal to 120% of its ECR. Failure to maintain statutory capital at least equal to the TCL would likely result in increased regulatory oversight.

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

Notification of New or Increased Shareholder Control and Objection to Shareholder Controller

Pursuant to the Insurance Act - Bermuda, any person who becomes a holder of at least 10%, 20%, 33% or 50% of our shares or AII’s shares (a “shareholder controller”) must notify the BMA within 45 days of becoming such a holder. AII must also notify the BMA if any person has become or ceased to be a shareholder controller of AII, within 45 days of becoming aware of the relevant facts. For so long as we have a subsidiary that is an insurer registered under the Insurance Act - Bermuda, the BMA may at any time object to a person becoming a new shareholder controller or being a holder of 10% or more of our shares if the BMA determines that the person is not or is no longer fit and proper to be such a holder. In any such case, the BMA may require a shareholder to reduce its holding of our shares and direct, among other things, that such shareholder’s voting rights shall not be exercisable.

Insurance Manager Reporting Requirements

The BMA has regulatory oversight of insurance managers as part of Bermuda's insurance regulatory framework. The BMA introduced the Insurance Manager Code of Conduct and requires insurance managers to file specific details via an Insurance Manager's Return. The Insurance Manager's Return requires, among other things, details around directors and officers of the insurance manager, the services provided by the entity, and details of the insurers managed by the insurance manager.

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

Financial Requirements and Regulatory Guidelines

AEL, AMIL and MIC are required to maintain regulatory capital resources in accordance with the Solvency Capital Requirement ("SCR") determined under Solvency II. The SCR is the amount of funds that an insurance firm is required to hold in the European Union, which covers existing business as well as new business expected over the course of 12 months. The SCR can be calculated under either the Standard Formula approach or by using an Internal Model, which requires PRA approval. As of December 31, 2017, AEL, AMIL and MIC each use the Standard Formula approach to calculate their respective SCR and each have maintained capital resources in excess of their respective required SCR.

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

Lloyd's

We participate in the Lloyd’s market through our ownership of AmTrust Syndicates Limited, a managing agent for syndicates 1206, 44, 2526, 1861, 5820 and 779 (the "Lloyd’s managing agent"). The Lloyd’s managing agent is dual-regulated by the FCA and PRA. The Society of Lloyd’s, the FCA and the PRA have statutory responsibilities, including under the Lloyd’s Acts 1871 - 1982 and FSMA, in relation to the supervision of insurance business underwritten in the Lloyd’s markets and the supervision of managing agents operating in the market at Lloyd’s.
The FCA, the PRA and Lloyd's have complementary objectives in ensuring that the Lloyd's market is appropriately regulated. To minimize duplication, there are arrangements between them for co-operation on supervision and enforcement.
Our Lloyd’s operations are also governed by The Council of Lloyd’s, which, through the Lloyd’s Franchise Board, is responsible for regulating and directing the business of insurance at Lloyd’s in line with its statutory powers, subject to its bylaws and in furtherance of the objects of Lloyd’s. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. By entering into a membership agreement with Lloyd’s, our Lloyd’s managing agent undertook to comply with Lloyd’s bylaws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act that are applicable to it. The operation of syndicates 1206, 44, 2526, 1861, 5820 and 779, as well as the Lloyd’s managing agent and its directors, is subject to the Lloyd’s supervisory regime.
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

If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which acts similarly to state guaranty funds in the U.S. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

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

For additional information about capital requirements for our U.S. and international statutory subsidiaries, see Note 24. "Statutory Financial Data, Risk Based Capital and Dividend Restrictions" to our consolidated financial statements appearing elsewhere in this Form 10-K.

Offices

Our principal executive offices are located at 59 Maiden Lane, 43rd Floor, New York, New York 10038, and our telephone number at that location is (212) 220-7120. Our website is www.amtrustfinancial.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Employees

As of December 31, 2017, we had approximately 9,300 employees worldwide.

None of our U.S. employees are covered by a collective bargaining agreement. We do have non-U.S. employees covered by labor agreements. Certain members of our management team have employment agreements. The remainder of our employees are at-will employees.

Available Information

Our internet website address is www.amtrustfinancial.com. You can obtain on our website’s Investor Relations page, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the Securities and Exchange Commission (the “SEC”). We may use our website as a distribution channel of material company information. Information included on our website is not part of this Form 10-K.

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

We are exposed to general economic, business and industry conditions, both in the U.S. and internationally. Adverse global economic and financial conditions are difficult to predict and mitigate against, and therefore the potential impact is difficult to estimate. Adverse general economic conditions may cause, among other things, significant reductions in available capital and liquidity from banks and other credit providers, substantial volatility in equity and currency values worldwide, and/or a prolonged recessionary or slow growth period. Several of the risks we face, including those related to our investment portfolio, reinsurance arrangements, our estimates of loss reserves, emerging claim and coverage issues, the competitive environment and regulatory developments result from, or are made worse by, an economic slowdown or financial disruption.

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

Our estimated unpaid losses are material ($12.1 billion at December 31, 2017), so even small percentage increases to the aggregate liability estimate can result in materially lower future periodic reported earnings. An increase in reserves could result in a reduction in our surplus, which could result in a downgrade in our A.M. Best rating. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

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

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophes can cause losses in multiple property and casualty lines, including property and workers’ compensation. Workers’ compensation constitutes approximately 35% of our business and we write commercial property insurance in all three of our segments. In addition, we issue policies that cover crop-related revenue shortfalls or production losses due to natural causes and other perils such as drought, excessive moisture, hail, wind, frost, insects, and disease. The incidence and severity of catastrophes, such as those due to natural disasters and also large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial.

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

In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period, which could cause substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. For example, during the third quarter of 2017, we experienced net catastrophe losses of $54.2 million, primarily as a result of Hurricanes Maria, Irma and Harvey, as well as the Mexico City earthquake. Although we attempt to manage our exposure to these types of catastrophic and cumulative losses, including through the use of reinsurance, the severity or frequency of these types of losses may exceed our expectations as well as the limits of our reinsurance coverage.

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

A downgrade in the A.M. Best rating of our principal insurance subsidiaries would likely reduce the amount of business we are able to write and could adversely impact the competitive positions of our insurance subsidiaries and the consummation of the proposed merger.

A.M. Best evaluates insurance companies based on their ability to pay claims. Our principal insurance subsidiaries are rated “A” (Excellent) by A.M. Best. The ratings of A.M. Best are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Currently, our rating is under review with negative implications. Our competitive position relative to other companies is determined in part by our A.M. Best rating. If our A.M. Best rating is reduced, our competitive position in the insurance industry could suffer and it would be more difficult for us to market our products. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher ratings. In addition, Evergreen Parent may terminate the proposed merger (discussed below) if certain of our insurance subsidiaries fail to have a Financial Strength Rating of at least “A” from A.M. Best or if A.M. Best provides any oral or written notice to us, Evergreen Parent or any of its related parties, or any of such insurance subsidiaries that any such rating has been or will be downgraded, suspended, withdrawn or retracted (provided that a status of “under review with negative implications” or “under review with developing implications” will not alone constitute a termination right) and Evergreen Parent provides us with written notice of termination of the proposed merger no later than the forty-fifth day following the date of such downgrade, suspension, withdrawal or retraction.

If market conditions cause our reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk and capacity management strategy, we purchase quota share reinsurance and excess of loss and catastrophe reinsurance. The Maiden Quota Share and our reinsurance agreement with Maiden Reinsurance for our European medical liability business represent our most significant reinsurance arrangements. We provide details on the financial impact of these two reinsurance agreements in Note 15. “Related Party Transactions” to our consolidated financial statements appearing elsewhere in this Form 10-K. In addition, we purchase reinsurance on an excess of loss and catastrophe basis for protection against catastrophic events and other large losses. The Maiden Quota Share was renewed through June 30, 2019 and our excess of loss and catastrophe reinsurance facilities are generally subject to annual renewal.

We may be unable to maintain our current reinsurance facilities, including the Maiden Quota Share and our reinsurance agreement with Maiden Reinsurance for our European medical liability business, or to obtain other reinsurance in adequate amounts and at favorable rates. Market conditions beyond our control, impacting reinsurance in terms of price and available capacity, may affect the level of our business and profitability. In addition, if we are unable to renew our expiring facilities or to obtain new reinsurance on favorable terms, either our net exposure to risk would increase, which would increase our costs, or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite, which would reduce our revenues.

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

Reinsurance does not discharge our obligations under the insurance policies we write; it merely provides us with a contractual right to seek reimbursement on certain claims. We remain liable to our policyholders even if we are unable to make recoveries that we are entitled to receive under our reinsurance contracts. As a result, we are subject to credit risk with respect to our reinsurers. Losses are recovered from our reinsurers after underlying policy claims are paid. The creditworthiness of our reinsurers may change before we recover amounts to which we are entitled. Therefore, if a reinsurer were unable to meet its obligations to us, we would be responsible for claims and claim settlement expenses for which we would have otherwise received payment from the reinsurer. If we were unable to collect these amounts from our reinsurers, our costs would increase and our financial condition would be adversely affected. As of December 31, 2017, we had an aggregate amount of approximately $6.1 billion of recoverables from third-party reinsurers on paid and unpaid losses.

Our relationships with Maiden Holdings, Ltd. (“Maiden”) and NGHC and their subsidiaries may present, and make us vulnerable to, difficult conflicts of interest, business opportunity issues and legal challenges.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to Maiden, NGHC or their subsidiaries, on the one hand, and us or our subsidiaries, on the other hand. In addition, potential conflicts of interest may arise should our interests and those of Maiden or NGHC diverge. For a complete description of our relationships with Maiden and NGHC, see the discussion found in Note 15. “Related Party Transactions” to our consolidated financial statements appearing elsewhere in this Form 10-K.

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

We receive significant service and fee income from NGHC and Maiden through a series of agreements described in Note 15. "Related Party Transactions" to our consolidated financial statements appearing elsewhere in this Form 10-K. During the third quarter of 2017, we sold the personal lines policy management system we had developed for NGHC, and terminated the master services agreement with NGHC by which we provided these information technology services. For this reason, we expect the service and fee income derived from these services to significantly decrease going forward. We may be unable to maintain our remaining arrangements with NGHC and Maiden. If we no longer provide services to Maiden and NGHC and do not replace them with services provided to other parties on equally favorable terms and at similar levels, our service and fee income would decline, which may adversely affect our results of operations and financial condition.

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

Any inability to successfully keep pace with technological changes could affect our business.

Our industry is becoming increasingly subject to rapid changes in technologies, which are altering historical methods of doing business. Companies offering new applications and insurance-related services based on artificial intelligence are becoming more competitive with more traditional insurance company sales methods. The lower cost and higher speed nature of these new applications and services can be especially attractive to technologically adept purchasers. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, machine learning and other advances outside of our control. If we are not able to successfully keep pace with these technological advances, our business may be adversely impacted.

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

Our operations depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Like other global companies, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. While we have experienced, and expect to continue to experience, these types of threats to our information technology and systems, to date none of these threats has had a material impact on our business or operations. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. Our systems and networks may be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our employees' or customers' information, which in turn may result in legal claims, regulatory scrutiny and liability (including fines), damage to our reputation, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisers or other damage to our business. In addition, the trend toward broad consumer and general public notification of such incidents and negative media attention could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. Advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, internal data loss or other developments could compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

Increasing regulatory focus on privacy issues and expanding laws could impact our business model and expose us to increased liability.

The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clients or employees. On March 1, 2017, new cybersecurity rules took effect for financial institutions, insurers and certain other companies, like us, supervised by the New York Department of Financial Services (the “NYDFS Cybersecurity Regulation”). The NYDFS Cybersecurity Regulation imposes significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. For additional information, see “Business - Regulation - Privacy and Data Security Regulations.”

In addition, the European General Data Protection Regulation (the “GDPR”) will be directly applicable in all E.U. member states from May 25, 2018 and will regulate our ability to market to current and prospective customers and our obligations to respond to customer requests under the law, and will impact our business models. As the E.U. states reframe their national legislation to prepare for and harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states’ laws and regulations, including where permitted derogations from the GDPR are introduced. The introduction of the GDPR, and any resultant changes in E.U. member states’ national laws and regulations, may increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection and use of data. The costs of compliance with the GDPR and the potential for fines and penalties in the event of a breach may have an adverse impact on our business, financial condition or results of operations.

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

If the growth and profitability of our lines of business vary from our projections, we may be required to recognize an impairment of our goodwill or intangible assets, which could have a material adverse effect on our results of operations and financial condition.

We review our finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We test goodwill and intangible assets with indefinite lives for impairment at least annually and sometimes more often, such as in November 2017 in connection with our entry into a definitive agreement to sell certain of our U.S.-based managing general agencies and warranty third-party administrators. If we determined that such goodwill or intangible assets has or have been impaired, we would be required to write down the goodwill or the intangible asset by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position.

Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations, and impair our ability to satisfy our indebtedness obligations.

We have a significant amount of indebtedness. As of December 31, 2017, our total consolidated indebtedness was approximately $1.3 billion, which does not include approximately $168.0 million aggregate principal amount of a loan made by Maiden Reinsurance to us in connection with a reinsurance agreement between AII and Maiden Reinsurance that requires Maiden Reinsurance to provide sufficient collateral to secure its proportionate share of AII’s obligations. This amount is accounted for as a note payable on our balance sheet. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing, requiring the dedication of portions of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, limiting our flexibility in planning for, or reacting to, changes in our business, restricting our operational flexibility due to restrictive covenants that will limit our ability to explore certain business opportunities, dispose of assets and take other actions and placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

As of December 31, 2017, our annual debt service obligation on our outstanding indebtedness was approximately $68.8 million. We may be unable to maintain sufficient cash reserves, our business may not generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or our cash needs may increase. If we were unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we failed to comply with the various requirements of any indebtedness that we have incurred or may incur in the future, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause us to default under our other indebtedness. Any default under any indebtedness that we have incurred or may incur in the future could have a material adverse effect on our business, results of operations and financial condition.

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

We did not file our Annual Report on Form 10-K for the year ended December 31, 2016 within the timeframe required by the SEC, meaning we had not remained current in our reporting requirements with the SEC. This limits our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. Though we have regained and maintained compliance with our SEC reporting obligations, we are not yet eligible to use a short-form registration statement on Form S-3 that would allow us to incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements, until approximately one year from the date we regained and maintained status as a current filer (August 2018). If we wish to pursue a public offering now, we would be required to file a long-form registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take significantly longer than using a short-form registration statement on Form S-3, increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

The covenants in our credit facilities, indentures governing our convertible senior notes due 2021 and 2044 and 6.125% notes due 2023, and certain secured loan agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

Our credit facilities and indentures governing our convertible senior notes and 6.125% notes due 2023 contain covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. These covenants could restrict our ability to achieve our business objectives, and therefore, could have an adverse effect on our financial condition. In addition, our credit facilities, the indenture governing our 6.125% notes due 2023 and certain of our secured loan agreements also require us to maintain specific financial ratios and timely delivery of financial information. In addition, we have entered into joint ventures that are encumbered by outstanding indebtedness that contain similar covenants for the benefit of our joint venture partners and we provide guarantees and for which we retain joint and several liability. Our inability to comply with these covenants or meet these financial ratios and deadlines could lead to a default or an event of default under the terms of our credit facilities, indentures or secured loan agreements, for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. We may not be able to obtain such relief on commercially reasonable terms and we may be required to incur significant additional costs. In addition, our lenders and noteholders may impose additional operating and financial restrictions on us as a condition to granting any such waiver. Our lenders under our credit facilities could cancel their commitments to lend and/or issue letters of credit and the lenders under our credit facilities and secured loan agreements and our noteholders could declare a default and demand immediate repayment on all amounts owed to them, any of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our securities to decline.

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

A significant amount of our assets is invested in fixed maturity securities and is subject to market fluctuations.

Our investment portfolio consists substantially of fixed maturity securities. As of December 31, 2017, our investment in fixed maturity securities was approximately $7.5 billion, or 92% of our total investment portfolio.

The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of fixed maturity securities generally decreases as interest rates rise. Conversely, if interest rates decline, the fair market value of fixed maturity securities generally increases. However, investment income earned from future investments in fixed maturity securities will decrease due to being reinvested at lower interest rates. In addition, some fixed maturity securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2017, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $350.8 million.

The value of investments in fixed maturity securities, and particularly our investments in high-yield securities, is subject to impairment as a result of deterioration in the credit worthiness of the issuer or increases in market interest rates. Our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. These conditions could result in lower than expected yields on our fixed securities and short term investment portfolio.

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

Our expanding international operations expose us to increased investment, political, legal and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have an adverse effect on our results of operations and financial condition. Investments outside the U.S. also subject us to additional laws and regulations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. If our controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties and our business and our reputation could be adversely affected.

Our investments in non-U.S. dollar denominated securities are subject to fluctuations in the currency markets, and those markets can be volatile. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S. dollar denominated currencies or be unable to repatriate cash to the U.S., or otherwise make available cash in the U.S., and to do so at a favorable foreign exchange rate and with favorable tax ramifications, all of which could adversely affect our operating results.

The vote by the United Kingdom to leave the European Union could adversely affect us.

The United Kingdom held a referendum on June 23, 2016, in which a majority voted for the U.K.’s exit from the European Union (E.U.), commonly referred to as “Brexit.” The U.K.'s departure from the E.U. is currently scheduled to take place on March 29, 2019. The E.U. and the U.K. continue to have negotiations regarding the terms of the U.K.'s withdrawal from the E.U., as well as the future terms of its relationship with the E.U. The effects of Brexit will depend on any agreements made during these negotiations, and as a result, our U.K. insurers and Lloyd’s syndicates face potential uncertainty regarding, among other things, the ability to transact business in E.U. countries (if the “passporting” regime currently enjoyed by U.K. insurance companies is withdrawn without something similar being negotiated) and the free movement of goods and people between the U.K. and the E.U. In addition, Brexit could adversely affect European or worldwide political, economic or market conditions and could lead to instability in global financial markets. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Brexit could also lead to legal uncertainty and differing national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. In addition, Brexit may lead other E.U. member countries to consider referendums regarding their membership in the E.U. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Until Brexit takes effect on March 29, 2019 (or later if the official exit date is extended), the U.K. remains a full member of the E.U. and our U.K. insurers and Lloyd’s syndicates retain their access to transact business in other E.U. countries.

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

Tax laws, including tax rates, in the jurisdictions in which we operate may change as a result of macroeconomic, political or other factors, and such changes could have a negative impact on our profitability. For example, the U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government agencies have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting.” The G20 finance ministers have endorsed a comprehensive plan set forth by the OECD to create an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the U.S., the United Kingdom, Ireland and other countries in which we operate could change on a prospective or retroactive basis, and any such changes could adversely affect our financial results.

On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) was enacted in the U.S. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21% and implements a new system of taxation for non-U.S. earnings, including imposition of a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. While we are currently evaluating the effects of the TCJA, including the one-time deemed repatriation tax and the re-measurement of our deferred tax assets and liabilities, we expect that the TCJA will have a favorable impact on our financial results beginning in 2018. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the TCJA, we have used what we believe are reasonable interpretations and assumptions in applying the TCJA, but it is possible that the IRS could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition. For a discussion of the impact of the TCJA on our 2017 financial statements, see Note. 18 “Income Taxes” to our consolidated financial statements appearing elsewhere in this Form 10-K.

In addition, we are subject to U.S. federal and various state and foreign jurisdiction taxes. We are periodically under routine examination by various federal, state, local and foreign authorities regarding tax matters and our tax positions could be successfully challenged and the costs of defending our tax positions could be considerable, both of which could negatively affect our results of operations.

Our business is dependent on the efforts of our principal executive officers.

Our success is dependent on the efforts of our principal executive officers, Barry Zyskind, Adam Karkowsky, Christopher Longo, Michael Saxon, Max Caviet, David Saks and Ariel Gorelik, because of their industry expertise, knowledge of our markets and relationships with our independent agencies and warranty administrators. Should any of these executive officers cease working for us, we may be unable to find acceptable replacements with comparable skills and experience in the workers’ compensation insurance industry and/or the specialty risk sectors that we target, and our business may be adversely affected. We do not currently maintain life insurance policies with respect to our executive officers or other employees.

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

Payment of dividends by our insurance subsidiaries is restricted by insurance laws of various states, and the laws of certain foreign countries in which we do business (primarily Ireland, United Kingdom and Bermuda), including laws establishing minimum solvency and liquidity thresholds. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries, which would affect our ability to pay dividends on our common stock and preferred stock, as discussed below, and to pay principal and interest on our outstanding indebtedness. As of December 31, 2017, our insurance subsidiaries collectively could pay dividends to us of $824.0 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. The inability of our operating subsidiaries to pay dividends and other permitted payments in an amount sufficient to enable us to meet our cash requirements at the holding company level would have a material adverse effect on our operations.

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

In connection with our most recent year-end assessment of internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of December 31, 2017. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see “Controls and Procedures” in Part II, Item 9A of this Report.

As further described in Item 9A. “Controls and Procedures – Management's Report on Internal Control Over Financial Reporting – Status of Remediation Actions,” we have undertaken steps to improve our internal control over financial reporting, but these measures take time to be fully integrated and confirmed to be effective. Remediation efforts and added audit requirements place a significant burden on management, and add increased pressure to our financial resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weaknesses identified by management or be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies or material weaknesses in the future. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected, we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, we may suffer defaults under our debt instruments, and our stock price may decline.

We are subject to legal and litigation risk, including a consolidated securities class action lawsuit and state law derivative actions, which could adversely affect us.

Three federal securities class action lawsuits, which have been consolidated, were filed against us and certain of our officers and directors, and state law derivative actions were filed in our name against our directors. We are unable, at this time, to estimate our potential liability in these matters, but we may be required to pay judgments, settlements or other penalties and incur other costs and expenses in connection with the consolidated federal securities class action lawsuit and the state law derivative actions, which could have a material adverse effect on our business, results of operations and financial condition. In addition, responding to requests for information in the federal and state lawsuits may divert internal resources away from managing our business. For further detail on this litigation, see Item 3. “Legal Proceedings.”

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

Although we engage in other businesses, approximately 35% of our gross written premium currently is attributable to workers’ compensation insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, in certain states in which we do business, insurance regulators set the premium rates we may charge. In addition, if one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect the workers’ compensation insurance industry. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell many other types of insurance.

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

Our insurance subsidiaries are subject to extensive regulation in the jurisdictions in which they operate. Such regulations may relate to, among other things, the types of business we can write, the rates we can charge for coverage, the level of capital we must maintain, and restrictions on the types and size of investments we can make. Regulations may also restrict the timing and amount of dividend payments. Accordingly, changes in regulations related to these or other matters or regulatory actions imposing restrictions on our insurance subsidiaries, may adversely impact our results of operations and restrict our ability to allocate capital. For a discussion of the various types of regulation we face, see “Item 1. Business – Regulation” and “– Increasing regulatory focus on privacy issues and expanding laws could impact our business models and expose us to increased liability.”

We may have exposure to losses from terrorism for which we are required by law to provide coverage regarding such losses.

U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines, including workers’ compensation. As discussed under “Item 1. Business – Regulation – United States – Federal and State Legislative and Regulatory Changes,” the Terrorism Risk Insurance Act, or TRIA, as extended by the Terrorism Risk Insurance Program

Reauthorization Act of 2015, or TRIPRA, requires commercial property and casualty insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2020 to help cover claims related to future terrorism-related losses. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Although we reinsure a portion of the terrorism risk we retain under TRIPRA, our terrorism reinsurance does not provide full coverage for an act stemming from nuclear, biological or chemical terrorism.

The effects of customer litigation on our business are uncertain.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol “AFSI.” Our Series A, B, C, D, E and F Preferred Stock are listed on the New York Stock Exchange under the symbols “AFSI-A,” “AFSI-B”, "AFSI-C", “AFSI-D”, "AFSI-E" and "AFSI-F," respectively. Our performance, as well as the risks discussed herein, government or regulatory action, tax laws, interest rates and general market conditions could have a significant impact on the future market price of our common stock and the market price of our Preferred Stock. Developments that could negatively affect our share price or result in fluctuations in the price of our common stock or Preferred Stock include:

•	actual or anticipated variations in our quarterly results of operations;

•	changes to our earnings estimates or publications of research reports about us or the industry;

•	rising levels of claims costs, changes in the frequency or severity of claims or new types of claims and new or changing judicial interpretations relating to the scope of insurance company liability;

•	the financial stability of our third-party reinsurers, changes in the level of reinsurance capacity, termination of reinsurance arrangements and changes in our capital capacity;

•	increases in market interest rates that may lead purchasers of common or preferred stock to demand a higher yield;

•	changes in market valuations of other insurance companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	fluctuations in interest rates or inflationary pressures and other changes in the investment environment that affect returns on invested assets;

•	changes to our credit worthiness or A.M. Best rating;

•	the market for similar securities;

•	additions or departures of key personnel;

•
reaction to the sale or purchase of company stock by our principal stockholders or our executive officers, including reaction to the offer from equity funds managed by Stone Point Capital LLC and the Karfunkel-Zyskind Family to acquire all of our outstanding shares of common stock not already owned or controlled by the Karfunkel-Zyskind Family;

•	changes in the economic environment in the markets in which we operate, including reduction in the business activities of our policyholders;

•	changes in tax law and the impact of the TCJA;

•	speculation in the press or investment community; and

•	general market, economic and political conditions.

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

Based on the number of shares outstanding as of December 31, 2017, Barry D. Zyskind, Leah Karfunkel and George Karfunkel, directly or indirectly, collectively own or control approximately 43% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These stockholders may have interests that are different from other stockholders.

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

Our shares of Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares are equity interests and do not constitute indebtedness. As such, the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy our claims, including our liquidation, dissolution and winding up. As of December 31, 2017, our total consolidated debt was $1.3 billion (which does not include approximately $168.0 million aggregate principal amount of a loan made by Maiden Reinsurance to us in connection with a reinsurance agreement between AII and Maiden Reinsurance that requires Maiden Reinsurance to provide sufficient collateral to secure its proportionate share of AII’s obligations) and our total consolidated liabilities were approximately $21.8 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares, dividends are payable only if declared by our Board of Directors (or a duly authorized committee of the Board of Directors). Our ability to pay dividends on the Series A Preferred Stock and the Series B, C, D, E and F Preferred Stock represented by depositary shares may be limited by the terms of our agreements governing our existing and future indebtedness and by the provisions of other existing and future agreements.

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

We have not established a sinking fund for payment of the convertible senior notes due 2044, nor do we anticipate doing so. In addition, our ability to purchase these convertible senior notes may be limited by law, by regulatory authority or we may in the future enter into credit agreements or other agreements that may contain provisions prohibiting redemption or repurchase of the notes under certain circumstances, or may provide that a designated event constitutes an event of default under that agreement. If a fundamental change occurs at a time when we are prohibited from purchasing these convertible senior notes, we could seek a waiver from the holders of these notes or attempt to refinance these notes. If we were not able to obtain consent, we would not be permitted to purchase the convertible senior notes. Our failure to purchase tendered convertible senior notes would constitute an event of default under the indenture governing the notes, which might constitute a default under the terms of our other indebtedness. For additional information, see “ – Risks Related to the Merger – We have agreed in the Merger Agreement to take certain actions with respect to the convertible senior notes if Evergreen Parent requests that we do so.”

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

Certain provisions in our convertible senior notes could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change within the meaning of our outstanding convertible senior notes, holders of our convertible senior notes will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a make-whole fundamental change within the meaning of our outstanding convertible senior notes, we may be required to increase the conversion rate for holders who convert their notes in connection with such make-whole fundamental change. In any of these cases, and in other cases, our obligations under the convertible senior notes as well as provisions of our organizational documents and other agreements could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management. For additional information, see “ – Risks Related to the Merger – We have agreed in the Merger Agreement to take certain actions with respect to the convertible senior notes if Evergreen Parent requests that we do so.”

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

Risks Related to the Merger

The pendency of the proposed Merger and the related diversion of our management’s attention from the operation of our business may adversely affect our business and results of operations.

On March 1, 2018, we entered into a Merger Agreement, which, subject to stockholder approval and various other conditions, would result in our being acquired by Evergreen Parent, an entity formed by private equity funds managed by Stone Point Capital LLC, together with Barry Zyskind, George Karfunkel and Leah Karfunkel (the “Karfunkel-Zyskind Family”). A more detailed description of the merger can be found in Note 28. “Subsequent Events” to our consolidated financial statements appearing elsewhere in this Form 10-K. Our management and Board of Directors have devoted and will continue to devote a significant amount of time and attention to the proposed Merger. In addition, in connection with the proposed Merger, we have incurred and will continue to incur expenses, which could prove to be significant. Our business and our operating and financial results may be materially adversely affected by the diversion of management’s time and attention and the expenses incurred in connection with the proposed Merger.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains certain customary provisions that restrict our ability to solicit, or engage in discussions or negotiations regarding, alternative acquisition proposals from third parties prior to the completion of the proposed Merger. The Merger Agreement entitles Evergreen Parent to receive a termination fee of $33.0 million (the “Termination Fee”) from us if Evergreen Parent terminates the Merger Agreement following (a) an adverse company recommendation or (b) our failure to call or hold our stockholders meeting as required by the Merger Agreement or the willful breach of our material obligations under the terms of the Merger Agreement with respect to our “no shop” and related covenants. The Merger Agreement also requires us to reimburse Evergreen Parent for transaction expenses up to a maximum of $5.0 million if the Merger Agreement is terminated in specified circumstances. These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of us, even one that may be of greater value to our stockholders than the proposed Merger. Furthermore, even if a third party elects to propose an acquisition, our obligation to reimburse Evergreen Parent for transaction expenses may result in that third party offering a lower value to our stockholders than the third party might otherwise have offered.

Failure to complete the proposed Merger could negatively affect our business, financial condition, results of operations or stock price.

The completion of the proposed Merger is subject to customary conditions, such as approval by regulatory authorities and our shareholders (including a majority of our shares not owned or controlled by Evergreen Parent and its affiliates, the Karfunkel-Zyskind Family and its affiliates and certain related parties, and our directors and senior officers), and there can be no assurance that these conditions will be satisfied or that the proposed Merger will otherwise occur. If the proposed Merger is not completed, we will be subject to several risks, including that:

•
customers, agents or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with other parties or seek to alter their business relationships with us;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel;

•	we expect to incur transaction costs in connection with the proposed Merger regardless of whether the proposed Merger is completed, and such costs could prove to be significant;

•	we may not realize any of the anticipated benefits of having completed the proposed Merger;

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed Merger, which restrictions could adversely affect our ability to realize certain of our business opportunities regardless of whether the Merger is consummated; and

•
if the Merger Agreement is terminated and there are no other parties willing and able to acquire us at a price of $13.50 per share or higher and on other terms acceptable to us, the market price of our shares of common stock may decline.

We have agreed in the Merger Agreement to take certain actions with respect to the convertible senior notes if Evergreen Parent requests that we do so.
We have agreed in the Merger Agreement to take certain actions with respect to the convertible senior notes if Evergreen Parent requests that we do so, including:

•
Commence a revocable and conditional offer to purchase any and all of the convertible senior notes on such terms and conditions, including pricing terms, as are specified by Evergreen Parent and in compliance with all applicable terms and conditions of the convertible senior notes;

•	Commence a consent solicitation to eliminate, waive or revise such sections in the indenture with respect to the convertible senior notes as Evergreen Parent shall determine; and/or

•
Commence a change of control offer to purchase all of the convertible senior notes in accordance with the requirements of the indenture and at the price required pursuant to the indenture. (Consummation of the proposed Merger would be a fundamental change as defined in the indenture.)

Any such offer to purchase, consent solicitation or change of control offer to purchase would be subject to consummation of the proposed Merger. Evergreen Parent has agreed to provide, or cause to be provided, immediately available funds for the full payment for convertible senior notes properly tendered and not withdrawn pursuant to the terms of the debt tender offer and/or the change of control offer. However, we cannot assure you that Evergreen Parent will have sufficient funds at the time we are required to purchase the convertible senior notes surrendered and we may not be able to arrange necessary financing on acceptable terms, if at all.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All of our properties are owned or leased by us or our subsidiaries and are used for office functions (corporate, claims, underwriting, business units) or as call centers.  We own 19 properties worldwide, the majority of which consist of commercial office space. Our properties are not segregated by segment. We own significant properties in the U.S. in the states of California, Colorado, Connecticut, Florida, Ohio and Texas and internationally in the United Kingdom.

We lease approximately 1,170,500 square feet throughout the U.S. and internationally. These leases are generally short-term to medium-term leases for commercial office space. For additional information about these leases, see Note 23. "Commitments and Contingencies" to our consolidated financial statements appearing elsewhere in this Form 10-K.

Item 3. Legal Proceedings

Our insurance subsidiaries are named as defendants in various legal actions arising principally from claims made under insurance policies and contracts. We consider these actions in estimating the loss and LAE reserves. We are also a party in various commercial and employment disputes, including claims both by and against us. Our management believes the resolution of these actions will not have a material adverse effect on our financial position or results of operations.

On April 7, 2015, one of our stockholders, Cambridge Retirement System, filed a derivative action in the Court of Chancery of the State of Delaware against us, as nominal defendant, and against our board of directors, Leah Karfunkel, and ACP Re, as defendants. Cambridge amended its complaint on November 3, 2015 to add NGHC as a defendant. The stockholder purports to bring the derivative action on our behalf, alleging breaches of the duties of loyalty and care on the part of our directors and majority shareholders related to our transactions involving Tower Group International, Ltd. Cambridge's claim against NGHC and ACP Re is for unjust enrichment. The amended complaint seeks damages, disgorgement and reform of our governance practices.

On April 27, 2017, one of our stockholders, David Shaev Profit Sharing Plan, filed a derivative action in the Supreme Court of the State of New York for the County of New York (Shaev v. DeCarlo et al.).

Three derivative suits have also been filed in the U.S. District Court for the District of Delaware. On April 19, 2017, one of our stockholders, Lily Ding, filed a derivative action in the District of Delaware against the Company, as nominal defendant, and against our board of directors as defendants, but this stockholder subsequently voluntarily dismissed her suit (Ding v. Zyskind et al.). On May 11, 2017, one of our stockholders, West Palm Beach Police Pension Fund, filed suit (West Palm Beach Police Pension Fund v. Zyskind et al.), and on June 28, 2017, two of our stockholders, City of Lauderhill Police Officers Retirement Plan and Pompano Beach Police & Firefighters Retirement System, filed suit (City of Lauderhill Police Officers Retirement Plan and Pompano Beach Police & Firefighters Retirement System et al. v. Zyskind et al.). These two Delaware derivative actions (West Palm Beach Police Pension Fund and Lauderhill-Pompano Beach) have been consolidated under the case name In re AmTrust Financial Services, Inc. Derivative Litigation. The stockholders purport to bring the derivative actions on our behalf, and raise claims that primarily involve our recent restatement of our financial statements and the identification of material weaknesses in our internal control over financial reporting. The In re AmTrust Derivative Litigation complaint alleges violations of Sections

10(b), 14(a), 20A, and 29(b) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The In re AmTrust Derivative Litigation complaint also seeks reform of our governance practices, contribution and indemnification, and both sets of stockholders seek damages.

We believe the allegations in these pending derivative actions to be unfounded and are vigorously pursuing our defenses.

We and certain of our officers and directors are also defendants in three putative securities class action lawsuits filed in March and April of 2017 in the U.S. District Court for the Southern District of New York. Another putative class action, filed in February 2017 in the U.S. District Court for the Central District of California, was voluntarily dismissed (Miller v. AmTrust, Zyskind, and Pipoly). The three cases in the Southern District of New York have been consolidated under the case name In re AmTrust Financial Services, Inc. Securities Litigation. Plaintiffs in this proceeding filed a consolidated amended complaint on August 21, 2017. Plaintiffs assert in the consolidated amended complaint claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The consolidated amended complaint adds BDO USA LLP, Citigroup Global Markets Inc., Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and UBS Securities LLC as defendants. Plaintiffs seek an unspecified amount in damages, attorneys’ fees, and other relief. We believe the allegations to be unfounded and are vigorously pursuing our defenses; however, we cannot reasonably estimate a potential range of loss, if any, due to the early stage of the proceedings.

Additionally, in April, May, June, July and December, 2017, and in March 2018, we received demands for the inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law, from purported stockholders Rikhard Dauber, Pompano Beach Police & Firefighters Retirement System, Nestor Shust, the City of Lauderhill Police Officers’ Retirement Plan, the West Palm Beach Police Pension Fund, the Cambridge Retirement System, the Lislois Family Trust and Arca Capital Group.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholders

Our common stock trades on the Nasdaq Global Market under the symbol “AFSI”. We have one class of authorized common stock for 500,000,000 shares at a par value of $0.01 per share. As of March 9, 2018, there were 151 registered record holders of our common stock. This figure does not include beneficial owners who hold shares in nominee names.

Common Stock Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on our common stock for the period beginning December 31, 2012 and ending on December 31, 2017 with the cumulative total return on the Nasdaq Global Market Index and a peer group comprised of the Nasdaq Insurance Index. The graph shows the change in value of an initial $100 investment on December 31, 2012.

Comparative Cumulative Total Returns Since 12/31/12 for AmTrust Financial
Services, Inc.: Nasdaq Composite and Nasdaq Insurance

$300.0
$250.0
$200.0
$150.0
$100.0
$50.0
$-

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
AmTrust Financial Services	$100.0	$129.6	$227.1	$260.7	$235.7	$93.4
NASDAQ Composite Index (IXIC)	$100.0	$138.3	$156.8	$165.8	$178.3	$228.6
NASDAQ Insurance Index (INSR)	$100.0	$128.8	$139.8	$148.8	$172.1	$177.6

Price Range of Common Stock

The following table shows the high and low sales prices per share for our common stock and the cash dividends declared with respect to such shares:

2017	High	Low	Dividends Declared
First quarter	$27.93	$16.58	$0.17
Second quarter	$22.63	$11.80	$0.17
Third quarter	$16.37	$11.36	$0.17
Fourth quarter	$14.35	$8.80	$0.17

2016	High	Low	Dividends Declared
First quarter	$30.90	$24.20	$0.15
Second quarter	$27.00	$23.55	$0.15
Third quarter	$27.14	$23.73	$0.17
Fourth quarter	$28.48	$24.80	$0.17

On March 9, 2018, the closing price per share for our common stock was $12.70.

Dividend Policy

Our Board of Directors has historically declared the payment of quarterly cash dividends. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements.

We are a holding company that transacts business through our operating subsidiaries. Our primary assets are the capital stock of these operating subsidiaries. Payments from our insurance subsidiaries pursuant to management agreements and tax sharing agreements, as well as fee income we generate from providing services discussed throughout this report, are our primary source of funds to pay our direct expenses. We anticipate that such payments, together with dividends paid to us by our subsidiaries, will continue to be the primary source of funds. Our ability to pay dividends to our stockholders depends, in part, upon the surplus and earnings of our subsidiaries and their ability to pay dividends to us. Payment of dividends by our insurance subsidiaries is regulated by insurance laws of various states, and the laws of certain foreign countries in which we do business, including laws establishing minimum solvency and liquidity thresholds. In addition, the terms of our junior subordinated debentures, revolving credit facility, convertible senior notes and the proposed merger limit, in the event of certain circumstances or without prior consent, our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. As a result, at times, we may not be able to receive dividends from our insurance subsidiaries and may not receive dividends in amounts necessary to pay dividends on our capital stock. As of December 31, 2017, our insurance subsidiaries could pay dividends to us of $824.0 million without prior regulatory approval. Any dividends paid by our subsidiaries would reduce their surplus. During 2017, our insurance subsidiaries paid dividends of $586.0 million, which were subsequently contributed to certain of our other insurance subsidiaries.

Share Repurchase Plan

In December 2013, our Board of Directors approved a $150 million share repurchase program. In 2016, we entered into an amendment to our $350 million credit facility that expanded the restrictive covenant related to our repurchase of shares of our outstanding common stock. In connection with the amendment, our Board of Directors approved an increase of $200 million to our existing stock repurchase authorization. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice. Under this repurchase program, we are not obligated to repurchase any particular number of shares. Unless terminated earlier by resolution of our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. We did not repurchase any shares of our common stock during the year ended December 31, 2017.  As of December 31, 2017, we had approximately $137.9 million remaining in our share repurchase program.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating information for the periods ended and as of the dates indicated. The selected income statement data for the years ended December 31, 2017 and 2016 and the selected balance sheet data as of December 31, 2017 and 2016 were derived from our audited financial statements included elsewhere in this report, which have been audited by KPMG, LLP, our current independent auditors. The selected income statement data for the year ended December 31, 2015 was derived from our audited financial statements included elsewhere in this report, which have been audited by BDO USA, LLP, our former independent auditors. These historical results are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information together with the other information contained in this report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in Part IV of this report.

	Year Ended December 31,
(Amounts in Thousands)	2017	2016	2015	2014	2013
Selected Income Statement Data (1)
Revenues:
Gross written premiums	$8,434,630	$7,949,270	$6,799,537	$6,092,437	$4,116,911
Ceded gross written premiums	(3,282,114)	(3,097,943)	(2,537,609)	(2,151,217)	(1,551,238)
Net written premiums	5,152,516	4,851,327	4,261,928	3,941,220	2,565,673
Change in unearned premiums	(96,418)	(183,362)	(240,687)	(434,386)	(299,683)
Net earned premiums	5,056,098	4,667,965	4,021,241	3,506,834	2,265,990
Service and fee income	612,205	537,966	428,143	365,356	287,254
Net investment income	227,503	208,047	156,290	131,601	84,819
Net realized gain on investments	63,135	36,478	8,117	16,423	15,527
Total revenues	5,958,941	5,450,456	4,613,791	4,020,214	2,653,590
Expenses:
Loss and loss adjustment expenses	4,084,478	3,142,279	2,688,118	2,331,325	1,517,361
Acquisition costs and other underwriting expenses(2)	1,622,507	1,230,168	993,571	870,702	549,127
Other (3)	705,822	564,065	473,253	422,528	286,692
Total expenses	6,412,807	4,936,512	4,154,942	3,624,555	2,353,180
(Loss) income before other (expenses) income, income taxes and equity in earnings of unconsolidated subsidiaries	(453,866)	513,944	458,849	395,659	300,410
Other (expenses) income:
Interest expense	(98,265)	(79,526)	(55,355)	(45,857)	(34,691)
Loss on extinguishment of debt	—	—	(5,271)	(9,831)	—
(Loss) gain on life settlement contracts net of profit commission	(2,444)	46,147	19,844	12,306	3,800
Foreign currency (loss) gain	(139,910)	(29,289)	47,301	56,372	(9,736)
Gain on acquisition	—	48,775	5,826	—	48,715
Gain on sale of policy management system	186,755	—	—	6,631	—
Total other (expenses) income	(53,864)	(13,893)	12,345	19,621	8,088
(Loss) income before income taxes and equity in earnings of unconsolidated subsidiaries	(507,730)	500,051	471,194	415,280	308,498
(Benefit) provision for income taxes	(99,363)	85,307	38,946	28,367	77,527
(Loss) income before equity in earnings of unconsolidated subsidiaries and non-controlling interest	(408,367)	414,744	432,248	386,913	230,971
Equity in earnings of unconsolidated subsidiaries (related parties)	73,488	15,626	25,385	28,351	11,566
Net (loss) income	(334,879)	430,370	457,633	415,264	242,537
Net (income) loss attributable to non-controlling and redeemable non-controlling interest of subsidiaries	(14,010)	(19,384)	(6,928)	416	1,633
Net (loss) income attributable to AmTrust Financial Services, Inc.	(348,889)	410,986	450,705	415,680	244,170
Dividends on preferred stock	(66,284)	(47,847)	(31,590)	(12,738)	(3,989)
Net (loss) income attributable to AmTrust common stockholders	$(415,173)	$363,139	$419,115	$402,942	$240,181

(Amounts in Thousands, Except Percentages and per Share Data)	Year Ended December 31,
	2017	2016	2015	2014	2013
Share Data:
Weighted average common shares outstanding - basic	185,961	172,554	165,042	149,866	148,326
Weighted average common shares outstanding - diluted	185,961	174,545	168,360	159,034	155,968
Per Share Data:
(Loss) Earnings per share – basic	$(2.23)	$2.10	$2.54	$2.68	$1.62
(Loss) Earnings per share – diluted	$(2.23)	$2.08	$2.49	$2.53	$1.54
Dividend declared per common share	$0.68	$0.64	$0.55	$0.425	$0.28
Selected Insurance Ratios and Operating Information:
Loss ratio (4)	80.8%	67.3%	66.8%	66.5%	67.0%
Expense ratio (5)	32.1%	26.4%	24.8%	24.8%	24.2%
Combined ratio (6)	112.9%	93.7%	91.6%	91.3%	91.2%
Return on equity (7)	(17.9)%	15.8%	21.8%	28.3%	20.6%

	As of December 31,
(Amounts in Thousands)	2017	2016	2015	2014	2013
Selected Balance Sheet Data (1)
Cash, cash equivalents and restricted cash (8)	$1,243,239	$1,281,109	$1,384,615	$1,067,124	$930,461
Total investments (8)	8,149,661	7,954,557	5,826,935	4,580,972	3,657,309
Reinsurance recoverable	6,131,357	4,329,521	3,007,377	2,440,722	1,929,848
Premiums receivable, net (8)	2,784,848	2,802,167	2,235,953	1,892,006	1,593,975
Goodwill and intangibles assets (8)	933,715	1,243,125	800,045	667,681	665,393
Total assets	25,218,630	22,614,668	17,266,051	13,858,770	11,282,607
Loss and loss adjustment expense reserves	12,138,768	10,140,716	7,208,367	5,664,205	4,368,234
Unearned premiums	5,279,239	4,880,066	4,014,387	3,449,535	2,680,982
Deferred income tax (asset) liability (8)	(116,844)	(16,032)	(110,706)	42,654	222,103
Debt	1,288,721	1,234,900	993,067	757,871	560,174
Common stock, preferred stock and additional paid in capital less treasury stock	2,313,433	1,989,754	1,705,089	1,026,163	864,173
Total stockholders' equity	3,368,214	3,465,613	2,900,235	2,071,394	1,490,484

(1)	Results for a number of periods were affected by our various acquisitions from 2013 to 2017.

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

(3)	Other operating expenses include non-cash amortization of tangible and intangible assets, goodwill impairment and non-insurance revenue generating activities in which we engage.

(4)	Loss ratio is calculated by dividing the loss and loss adjustment expense by net earned premiums.

(5)	Expense ratio is calculated by dividing the total of acquisition costs and other underwriting expenses by net earned premiums.

(6)	Combined ratio is calculated by adding loss ratio and expense ratio.

(7)	Return on equity is calculated by dividing net income by the average stockholders’ equity for the period.

(8)	Included within Other assets or Accrued expenses and other liabilities. 2017 does not include amounts classified as held for sale (See Note 27).

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

Merger Agreement

On March 1, 2018, we announced that we had entered into a definitive agreement with Evergreen Parent, L.P., an entity formed by private equity funds managed by Stone Point Capital LLC ("Stone Point"), together with Barry D. Zyskind, our Chairman and CEO, George Karfunkel and Leah Karfunkel (collectively, the "Karfunkel-Zyskind Family"), in which Evergreen Parent will acquire the approximately 45% of our issued and outstanding common shares that the Karfunkel-Zyskind Family and certain of its affiliates and related parties do not presently own or control. The transaction values our fully diluted equity at approximately $2.7 billion, excluding our outstanding preferred stock. For additional information about the proposed merger, see Item 1. "Business" and Note 28. "Subsequent Events" to our consolidated financial statements elsewhere in this Form 10-K.

Transfer of Equity Interest in U.S.-based Fee Businesses

On November 3, 2017, we and Mayfield Holdings LLC (“Mayfield”), entered into a Contribution and Stock Purchase Agreement (the “Acquisition Agreement”) with MH JV Holdings L.P. (“Investor”), a newly-formed investment vehicle owned by affiliates of Madison Dearborn Partners, related to the Investor’s acquisition of a majority interest in the portion of our U.S.-based fee businesses that (a) act as managing general agents for the distribution, underwriting and procurement of property and casualty insurance on behalf of certain of our affiliates and other insurance carriers and (b) design, develop, market and act as third party administrators for programs for service contracts, limited warranties and replacement plans as further described in the Acquisition Agreement (the “U.S.-based fee business”). On February 28, 2018, we completed the transfer of the U.S.-based fee business to Mayfield and the Investor's acquisition of a majority interest in Mayfield. Additional information is presented in Note 28. “Subsequent Events” to our consolidated financial statements appearing elsewhere in this Form 10-K. The following description of our Specialty Risk and Extended Warranty segment summarizes our business as of December 31, 2017, without regard to the transfer of the U.S.-based fee business that occurred shortly before we filed this Form 10-K.

Overview

We are a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles that we believe are predictable. We target lines of insurance that we believe generally are under served by the market. We have grown by hiring teams of underwriters with expertise in our specialty lines, through acquisitions of companies and assets that, in each case, provide access to distribution networks and renewal rights to established books of specialty insurance business. We have operations in three business segments:

•	Small Commercial Business. We provide workers’ compensation, commercial package and other commercial insurance lines produced by wholesale agents, retail agents and brokers in the U.S.

•
Specialty Risk and Extended Warranty. We provide coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the U.S. and Europe, and certain niche property, casualty and specialty liability risks in the U.S. and Europe, including general liability, employers’ liability and professional and medical liability.

•
Specialty Program. We write commercial insurance for narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.

We transact business primarily through our insurance subsidiaries, the majority of which are domiciled in the U.S. We also transact business through insurance subsidiaries domiciled internationally, primarily in Bermuda and Europe. We are authorized to write business in all 50 states, the District of Columbia and Puerto Rico. We have insurance operations in the United Kingdom, Ireland and Luxembourg and are authorized to write business throughout the European Union. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed. Our principal operating subsidiaries are rated "A" (Excellent) by A.M. Best Company ("A.M. Best"). On November 6, 2017, A.M. Best announced that it had placed our ratings under review with negative implications. For more information on our ratings, see "Item I. Business – Ratings".

For the year ended December 31, 2017, our results of operations include activity of the entities we acquired either in 2017 or 2016, primarily:

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

Insurance, particularly workers’ compensation, is, generally affected by seasonality. The first quarter generally produces greater premiums than subsequent quarters. Nevertheless, the impact of seasonality on our Small Commercial Business and Specialty Program segments has not been significant. We believe that this is because we serve many small businesses in different geographic locations. We believe seasonality may be muted by our acquisition activity, especially in years (such as 2016) when we completed several acquisitions. Additionally, our Specialty Risk and Extended Warranty segment may be impacted by the seasonality of the automotive and consumer electronic markets.

We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and combined ratio. Our return on equity was (17.9)%, 15.8% and 21.8% for the years ended December 31, 2017, 2016 and 2015, respectively. Our overall financial objective is to produce a return on equity of 12.0% - 15.0% over the long term. In addition, we target a combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our combined ratio was 112.9%, 93.7% and 91.6% for the years ended December 31, 2017, 2016 and 2015, respectively. Although we did not achieve our key growth and profitability measures for the year ended December 31, 2017, we do not consider this to be a trend. As described below in "Consolidated Results of Operations," we experienced catastrophe losses in our Small Commercial Business segment from Hurricanes Harvey, Irma and Maria and the earthquake in Mexico, prior period adverse reserve development in all of our segments and higher professional service fees.

A key factor in achieving our targeted combined ratio is a continuous focus on our expense ratio. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the businesses in which we have expertise, which we believe should provide opportunities for greater returns. Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash from premiums for significant periods of time. Our net investment income was $227.5 million, $208.0 million and $156.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Reserve Development

Commencing in the fourth quarter of 2016, our Group Reserve Committee observed adverse loss development trends in our commercial automobile and general liability lines of business in both our Specialty Program and Small Commercial Business segments predominantly in accident years 2012 and subsequent. These industry-wide trends, particularly in the case of commercial automobile, resulted from increasing claim severity and claim frequency. In addition, the Group Reserve Committee determined that our efforts to improve certain poor performing programs through underwriting actions and rate increases had been less successful than anticipated. This trend of increased frequency and severity in our commercial automobile and general liability lines of business continued in 2017 and resulted in our recognition of additional prior period development in 2017. We believe that the current reserve estimates reflect the negative loss trends observed in our loss experience, however, we cannot be certain that trends in these lines have stabilized. As a result, it is reasonably possible that we may experience future prior period development that would be significant to our results of operations. We believe it is unlikely that future development would have a material impact on our liquidity or capital resources.

In 2017, we also observed adverse trends in our workers’ compensation business in our Small Commercial Business segment accident years 2012 and subsequent. These trends were driven, primarily, by an increase in claims frequency and claims severity related to contracting, healthcare and fast food restaurant classes, which increased as a percentage of business written in this time period. We also observed adverse loss development trends in our medical malpractice business in our Specialty Risk and Extended Warranty segment, which resulted from failure to achieve certain anticipated benefits with respect to accident years 2013 and prior from operational changes in the claims department and the failure of the Italian government to implement a law passed in April 2017, which was expected to reduce medical malpractice costs. Having recognized adverse development consistent with these trends in 2016 and 2017, we will continue to monitor them as the impacted accident years mature for possible adverse or favorable development. It is possible that the continuation of these trends could result in future adverse or favorable development that would be significant to our results of operations, but we believe it is unlikely that it would have a material impact on liquidity or capital resources.

In the aggregate, we responded to these observed trends by increasing our estimated ultimate loss ratios, resulting in $419.0 million in prior year adverse development in 2017 and $257.9 million prior year adverse development in 2016. We will continue to monitor these trends through the processes described in “Critical Accounting Policies - Reserves for Loss and Loss Adjustment Expenses and Unearned Premium Reserves.

Adverse Loss Development Cover Agreement

Effective June 30, 2017, we entered into an adverse loss development cover agreement (the "agreement") with Premia Reinsurance Ltd. ("Premia"). Under the agreement, Premia will pay us for ultimate net losses paid by us in excess of a retention of $5,962.2 million, subject to an aggregate limit of $1,025.0 million, which provides $400.0 million of coverage in excess of our net carried loss reserves as of March 31, 2017 in the amount of $6,587.2 million.

The consideration for this agreement is a premium amount of $675.0 million, of which $50.0 million represents a payment for the coverage above the carried loss reserves of approximately $6,587.2 million, and an annual claims monitoring fee paid to Premia. We deposited a total of $679.8 million representing the premium amount of $675.0 million and interest of $4.8 million into a collateral trust account established to secure Premia's claims payment obligation to us. Premia deposited an incremental $100.0 million of excess collateral at inception, and is obligated to deposit incremental collateral in accordance with a pre-agreed schedule.

We have accounted for the agreement as retroactive reinsurance. For the year ended December 31, 2017, we recorded $400.0 million of net adverse loss development covered under the agreement, which increased the retroactive reinsurance recoverable to the aggregate limit of $1,025.0 million as of December 31, 2017. We recorded the retroactive reinsurance recoverable in excess of the consideration as a deferred gain that is amortized to earnings using the interest method over the estimated claims settlement period. As of December 31, 2017, the deferred gain of $330.0 million, net accretion and amortization, is reported as "Deferred gain on retroactive reinsurance" on the consolidated balance sheets. Additional information is presented in Note 14. "Reinsurance" to our consolidated financial statements appearing elsewhere in this Form 10-K.

Acquisitions

During 2017 and 2016, we made several significant acquisitions. Additional financial information regarding our acquisitions is presented in Note 5. “Acquisitions” to our consolidated financial statements appearing elsewhere in this Form 10-K.

Strategic Investments

Significant Transactions with National General Holding Corp.

NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates twenty-two insurance companies in the U.S. and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. NGHC's two largest stockholders are the Trust and a grantor retained annuity trust controlled by Leah Karfunkel. Leah Karfunkel, who is co-trustee of the Michael Karfunkel Family 2005 Trust (the "Trust") along with Barry Zyskind, is a member of our board of directors and the mother-in-law of Barry Zyskind, our Chairman, President and Chief Executive Officer. The ultimate beneficiaries of the Trust include Leah Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Barry Karfunkel, the son of Leah Karfunkel and brother-in-law of Barry Zyskind, is the chief executive officer of NGHC and Barry Zyskind is NGHC's non-executive chairman of the board. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, until June 9, 2017, we accounted for our investment in NGHC under the equity method as we had the ability to exert significant influence on NGHC's operations.

On June 9, 2017, we announced that we had entered into agreements to sell 10.6 million common shares of NGHC at a price of $20.00 per share (representing a discount of 8.3% to NGHC's common stock closing market price on the Nasdaq Stock Exchange on June 8, 2017). The sale was completed through separate, privately negotiated purchase agreements with unaffiliated third parties and resulted in a $68.4 million realized gain, which is reflected in the Equity in earnings of unconsolidated subsidiaries - related parties caption on the consolidated statements of operations. As a result of the transaction, our ownership interest in NGHC decreased from approximately 11.5% to approximately 1.6%, which remained unchanged at December 31, 2017.

Sale of NPS and Termination of Master Service Agreement

On September 13, 2017, AmTrust North America, Inc. (“ANA”), one of our wholly-owned subsidiaries, entered into an Asset Purchase and License Agreement (the “Agreement”) with NGHC, pursuant to which ANA sold to NGHC the personal lines policy management system that ANA had developed for NGHC (the “System”), the related intellectual property, as well as a non-exclusive perpetual license to certain software programs NGHC may use in connection with the System. NGHC will pay ANA consideration of $200.0 million, which is payable in three equal installments, with the first payment made upon the execution of the Agreement, the second payment payable upon the six-month anniversary of the Agreement (which was paid in the first quarter of 2018), and the third payment payable upon the completion of the full separation and transfer of the System to NGHC’s operating environment in accordance with the terms of the Agreement or eighteen months, whichever is later. The consideration also compensated ANA for System licensing fees of $9.3 million through the date of sale. In addition, NGHC will be required to pay ANA costs for the implementation of the System in NGHC’s environment (up to $5.0 million) and certain other production and development support costs consistent with past practice. NGHC offered employment to over 100 ANA employees who support the System. During the period of September 13, 2017 through December 31, 2017, NGHC was required to pay ANA costs for the following items: implementation of the System in NGHC's environment, ongoing production support of NGHC's environment, transition costs for the employees to whom NGHC offered employment to support the System and hardware purchased to facilitate the implementation of the System.

We have a perpetual license to use the System for our own internal purposes. We may not sell or sublicense the System to a third party and, for a period of three years, we may not build a personal lines policy system for any third party. NGHC has a perpetual license to use certain of our software applications in connection with the System, while we retain all ownership rights to these software applications. Except in certain limited circumstances, NGHC may not sell or sublicense our software to a third party.

The Agreement terminated the Master Services Agreement, dated February 22, 2012, between ANA and a subsidiary of NGHC (the “MSA”) pursuant to which ANA provided (i) information technology services in connection with the development and licensing of the System at a cost of 1.25% of the gross written premium of NGHC and its affiliates written on the System plus our costs for development of the System at a price of cost plus 20%, plus costs for the support services of the System at a price of cost only; (ii) printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we processed for NGHC and its affiliates on the System; and (iii) lockbox services for policies processed on the System, and scanning of correspondence and supplemental materials. Under the MSA, NGHC was obligated to pay the licensing fee for use of the System until 2023 and actual cost for the other ancillary services. However, under the Agreement, as of July 1, 2017, ANA no longer charges NGHC for the 1.25% licensing fee or the cost plus 20% development fee for the System, but for a limited period of time until the parties agree upon a transition date, ANA will continue to provide NGHC and its affiliates printing, mailing and lockbox services and hosting of certain infrastructure, under the same terms as these services were provided under the MSA. As a result of the sale, we recognized a gain on sale of approximately $186.8 million for the year ended December 31, 2017. We recorded a financing receivable of $130.6 million from NGHC for the remaining payments, which is shown in other assets on the consolidated balance sheets as of December 31, 2017.

Additional financial information is presented in Note 15. “Related Party Transactions” to our consolidated financial statements appearing elsewhere in this Form 10-K.

Investment in Life Settlements

We have a 50% ownership interest in each of two entities (collectively, the "LSC Entities") formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the remaining 50%. The LSC Entities are: Tiger Capital LLC (“Tiger”); and AMT Capital Holdings, S.A. (“AMTCH”).

During 2017, the LSC entities acquired seven life settlement contracts for approximately $16.5 million and had seven life settlement contracts mature for approximately $48.0 million in cash.

On August 16, 2017, we sold 114 life settlement contracts from the Tiger portfolio for consideration of $100.0 million, which included a payment of $90.0 million on the closing date. In addition, a payment of $5.0 million is due on the next two anniversaries of the closing date. Tiger paid a dividend to its members of $90.0 million, with $45.1 million going to NGHC and the remaining portion retained in the Company.

On December 28, 2017, the LSC Entities contributed 136 life settlement contracts to a limited partnership managed and operated by an unrelated third party. The consideration for the transaction included $217.8 million of cash (including an advance of $39.7 million on future payments from the limited partnership) and the right to receive certain contingent earn-out payments. The LSC Entities have a 30% non-controlling equity interest in the limited partnership while the remaining 70% is held by an unrelated third party. As of December 31, 2017, the LSC Entities’ carrying value of the investment in the limited partnership was $68.1 million.

These two transactions divested us of all but six remaining life settlement policies. As of December 31, 2017, the remaining six policies had a fair value of $20.8 million. At this time, we do not expect to be an active purchaser of life settlement policies.

Additional financial information regarding our investment in life settlements is presented in Note 6. “Investment in Life Settlements” to our consolidated financial statements appearing elsewhere in this Form 10-K.

Principal Revenue and Expense Items

Gross Written Premiums. Gross written premiums represents estimated premiums from each insurance policy that we write, including as a servicing carrier for assigned risk plans, during a reporting period based on the effective date of the individual policy. Certain policies that we underwrite are subject to premium audit at that policy’s cancellation or expiration. The final actual gross written premiums may vary from the original estimated premiums based on changes to the final rating parameters or classifications of the policy.

Net Written Premiums. Net written premiums is gross written premiums less that portion of premiums that we cede to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement.

Net Earned Premiums. Net earned premiums is the earned portion of our net written premiums. We earn insurance premiums on a pro rata basis over the term of the policy. At the end of each reporting period, gross written premiums that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2017 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums from July 1, 2017 through December 31, 2017 and the other half from January 1, 2018 to June 30, 2018. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk and range in duration from one to 120 months.

Service and Fee Income. We currently generate service and fee income from the following sources:

•
Product warranty registration and service — Our Specialty Risk and Extended Warranty business generates fee revenue for product warranty registration and claims handling services provided to unaffiliated third party retailers, manufacturers and dealerships. Additionally, we provide credit monitoring services for a fee. As discussed above, on February 28, 2018, we completed the transfer of the U.S.-based fee business to Mayfield and the Investor's acquisition of a majority interest in Mayfield, which we expect will impact the service and fee income generated from this source.

•
Servicing carrier — We act as a servicing carrier for workers’ compensation assigned risk plans in multiple states. In addition, we also offer claims adjusting and loss control services for fees to unaffiliated third parties.

•
Management services — We provide services to insurance consumers, traditional insurers and insurance producers by offering flexible and cost effective alternatives to traditional insurance tools in the form of various risk retention groups and captive management companies, as well as management of workers’ compensation and commercial property programs. We also offer programs and alternative funding options for non-profit and public sector organizations for the management of their state unemployment insurance obligations. As discussed above, on February 28, 2018, we completed the transfer of the U.S.-based fee business to Mayfield and the Investor's acquisition of a majority interest in Mayfield, which we expect will impact the service and fee income generated from this source.

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

•
Information technology services — We provide information technology, printing, mailing and lockbox services to NGHC and its affiliates for a fee. As discussed above, during the third quarter 2017, we sold the personal lines policy management system we had developed for NGHC, and terminated the master services agreement with NGHC by which we provided these information technology services. For this reason, we expect the service and fee income derived from these services to significantly decrease going forward.

Net Investment Income and Net Realized Gains on Investment. We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturity securities and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment ("OTTI"). We classify our fixed maturity securities and equity securities primarily as available-for-sale. We report net unrealized gains (losses) on those securities classified as available-for-sale separately within accumulated other comprehensive income on our consolidated balance sheets. Additionally, we have a small portfolio of fixed maturity securities and equity securities classified as trading. We report unrealized gains (losses) on those securities classified as trading within net realized gains on investments.

Loss and Loss Adjustment Expense. Loss and loss adjustment expense (“LAE”) incurred represent our largest expense item and, for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and loss adjustment expense related to estimates of future claim payments based on case-by-case valuations and statistical analysis. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious bodily injury claims to take several years to settle, and we revise our estimates as we receive additional information about the condition of injured employees and claimants and the costs of their medical treatment. Our ability to estimate loss and loss adjustment expense accurately at the time of pricing our insurance policies is a critical factor in our profitability.

Acquisition Costs and Other Underwriting Expenses.  Acquisition costs and other underwriting expenses consist of policy acquisition expenses, salaries and benefits and general and administrative expenses, net of ceding commissions. These costs are originally deferred and then amortized into expense ratably in relation to net earned premiums and consist of the following:

•
Policy acquisition expenses comprise commissions directly attributable to those agents, wholesalers or brokers that produce premiums written on our behalf. In most instances, we pay commissions based on collected premiums, which reduces our credit risk exposure associated with producers in case a policyholder does not pay a premium. We pay state and local taxes, licenses and fees, assessments and contributions to various state guaranty funds based on our premiums or losses in each state. If the business is reinsured, these expenses are offset by ceding commissions received.

•
Salaries and benefits expenses are comprised of costs associated with employees that are directly involved in the origination and issuance of policies. We classify salaries and benefits associated with employees that are involved in fee generating activities as other expenses.

•
Ceding commissions from reinsurance transactions are amounts we receive from ceding gross written premiums to third party reinsurers, and is netted against acquisition costs and other underwriting expenses. In connection with the Maiden Quota Share, which is our primary source of ceding commissions, the amount we receive is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of the individual segments. The ceding commissions we receive cover a portion of our deferred direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of deferred direct acquisition costs are recorded as a reduction of unamortized deferred direct acquisition costs and the net amount is charged to expense in proportion to net earned premiums recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the consolidated statements of operations over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities in the consolidated balance sheet. We allocate earned ceding commissions to our segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

Other Expense. Other expense includes those charges that are related to the amortization of tangible and intangible assets and non-insurance fee generating activities in which we engage, including salaries and benefits expenses and other charges directly attributable to non-insurance fee generating activities. As discussed above, on February 28, 2018, we completed the transfer of the U.S.-based fee business to Mayfield and the Investor's acquisition of a majority interest in Mayfield, which we expect will impact the charges related to non-insurance fee generating activities going forward.

Interest Expense. Interest expense represents amounts we incur on our outstanding indebtedness at the then-applicable interest rates adjusted for the amortization of any premiums, discounts, and debt issuance costs.

Income Tax Expense. We file a consolidated U.S. income tax return for our eligible domestic subsidiaries. Our non-domestic subdivisions file income tax returns in their respective local jurisdictions. As part of the U.S. consolidated income tax return filing, we are party to federal income tax allocation agreements amongst the includible entities. Under the tax allocation agreements, we pay to or receive from our subsidiaries the amount, if any, by which the group’s federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated federal return.

Loss Ratio. The loss ratio is a measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of loss and LAE to net earned premiums.

Expense Ratio. The expense ratio is a measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs and other underwriting expenses to net earned premiums. As we allocate certain acquisition costs and other underwriting expenses based on premium volume to our segments, the expense ratio on a segment basis may be impacted period over period by a shift in the mix of net written premiums.

Combined Ratio. The combined ratio is a measure of an insurance company’s overall underwriting profit. This is the sum of the loss ratio and net expense ratio. If the combined ratio is at or above 100 percent, an insurance company cannot be profitable without net investment income, and may not be profitable if net investment income is insufficient.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting (Loss) Income). Underwriting (loss) income is a measure of an insurance company’s overall operating profitability before items such as investment income, interest expense and income taxes.

Return on Equity. We calculate return on equity by dividing net income by average stockholders’ equity.

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

Our significant accounting policies are discussed in Note 2. "Significant Accounting Policies" to our consolidated financial statements appearing elsewhere in this Form 10-K. We believe that our most critical accounting policies relate to the reporting of earned premium, reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred policy acquisition costs, business combinations, goodwill and intangible assets, and income taxes and valuation allowance, each of which is discussed below.

The following is a description of our critical accounting policies.

Premiums. We recognize insurance premiums, other than in our Specialty Risk and Extended Warranty segment, as earned on the straight-line basis over the contract period. Insurance premiums on Specialty Risk and Extended Warranty business are earned based on estimated program coverage periods. We base these estimates on the expected distribution of coverage periods by contract at inception, and because a single contract may contain multiple coverage period options, we revise these estimates based on the actual coverage periods selected by the insured. Unearned premiums represent the portion of premiums written that is applicable to the unexpired term of the contract or policy in force. We base premium adjustments on contracts and audit premiums on estimates made over the contract period. Earned but unbilled premium (“EBUB”) estimates the amount of audit premium for those policies that have yet to be audited as of the date of the reporting period. Workers’ compensation policies are subject to audit and the final premium may increase or decrease materially from the original premium due to revisions to actual payroll and/or employee classification. Based on guidance in FASB ASC 944, we determine EBUB using statistically supported aggregate calculations based on our historical premium audit results. We have not had a material adjustment as a result of actual premium audits differing from the estimates used in calculating EBUB. We also estimate an allowance for doubtful accounts based on a historical percentage of premium write-offs.

Loss and Loss Adjustment Expense Reserve and Unearned Premiums. We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of such losses. Our reserves for loss and loss adjustment expenses represent the estimated amount to settle all reported and unreported loss and loss adjustment expenses unpaid at any given point in time based on known facts and circumstances. In establishing our reserves, we do not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Our reserves for loss and loss adjustment expenses include both case-by-case valuations and actuarial estimates of potential changes to such case valuations as well as estimates of losses which have not yet been reported to us.

We utilize various generally accepted actuarial methods to estimate our reserves for loss and loss adjustment expenses. Embedded within these actuarial methods are loss development assumptions selected by a review of our specific loss development history, industry loss development characteristics, or a combination of both depending on the line of business and the maturity of the loss experience to date. Our actuaries generate a range within which it is reasonably likely that our ultimate loss and loss adjustment expenses for claims incurred in a particular time period will fall. Although not an exhaustive list, the range is affected by factors such as line of business, volatility of losses, duration of liabilities and other macroecomic factors that create uncertainty around the estimate. The results of multiple actuarial methods may also influence the range selection. The actuarial central estimate (“ACE”) is determined prior to the selection of a range based on various deterministic and stochastic methods, and from there a range is derived which represents reserve amounts that the actuaries determine are reasonably possible outcomes.

Loss development factors are a key assumption underlying many of the actuarial methods utilized. Loss development factors are ratios of how reported losses (on either a paid or an incurred basis) at an evaluation date (e.g. accident year, accident quarter, etc.) are expected to develop to ultimate losses for a defined group of claims. Loss development factors may be dependent on a number of elements, including frequency and severity of claims, length of time to achieve ultimate settlement of claims, case reserving practices, projected inflation of medical costs and wages (for workers’ compensation), insurance policy coverage interpretations, judicial determinations and existing laws and regulations. The predictive ability of loss development factors is enhanced by consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements. However, due to the inherent uncertainty in the loss development factors, future development may differ significantly from past development.

On a quarterly basis, we review our reserves to determine whether the expected loss emergence based on our actuarial assumptions is consistent with the actual loss emergence observed. We also perform monthly diagnostic reviews in the form of reported and paid loss ratios to date and compare these ratios at comparable historical points to detect any possible anomalous results. In the event of a result that looks materially different from our previous loss history, we seek to determine the causes (e.g., underwriting, claims, inflation, and/or regulatory) and may adjust our reserves depending on the identified cause. For example, if the emergence of our total incurred losses were greater or less than what our loss emergence patterns (development factors) would have predicted, we may adjust our reserves for the periods in question. In 2017, 2016 and 2015, our estimates for unpaid losses and LAE attributable to prior accident years increased by $419.0 million, $257.9 million and $33.9 million, respectively. For a discussion of the reserve development, see Note 11. "Short Duration Contracts" to our consolidated financial statements appearing elsewhere in this Form 10-K. We will continue to monitor the accuracy of our loss development factors and related actuarial assumptions, as well as the adequacy of our reserves.

As pertains to our warranty business, there is generally more uncertainty in the unearned premiums than in the IBNR reserve. While our warranty claims are short-tailed, the unearned portion of each contract earns over several years. Furthermore, warranty claims are generally reported immediately after they occur and are closed within months of reporting. The reserve for unearned premium is related to the portion of premiums written that is applicable to the unexpired term of the contract or policy in force. Insurance premiums on Specialty Risk and Extended Warranty programs are earned based on an estimated program coverage period. A portion of the premium for these policies does not earn evenly over the contract period. Instead, the premium is earned in proportion to the exposure to losses and the amount of insurance protection provided.

We record reserves for estimated losses under insurance policies that we write, as well as for loss adjustment expenses related to the investigation and settlement of claims. Our total reserves for loss and loss adjustment expenses represent the estimated cost to settle all reported and unreported loss and loss adjustment expenses unpaid at a given point in time.

The portion of our reserves for loss and loss adjustment expenses that have been incurred but not reported, or IBNR, represent management’s best estimate (“MBE”) of the expected ultimate outcome in settling the insurance related liabilities incurred. Our process to arrive at the MBE incorporates actuarial estimations as indicated by the actuarial central estimate (“ACE”), risks, uncertainties, and other relevant information pertaining to the underlying loss exposures and our operational activities. We use a combination of internal actuarial resources as well as external consulting actuaries to assist in the evaluation of our reserves for loss and loss adjustment expenses.

For the years ended December 31, 2017 and 2016, our consideration of MBE begins with the ACE determined by our internal actuarial process for each line of business. Management evaluates each of the components that comprise the ACE, by line of business, and the actuarial methods used by our internal and external consulting actuaries. Management may elect to deviate from the ACE in certain instances, as it considers other quantitative and qualitative factors such as current operational information provided by claims, underwriting and other operational personnel, in selecting its MBE. At the conclusion of a comprehensive process and Group Reserve Committee discussions to critically assess and challenge the assumptions used to determine the ACE, management may, at times, place greater or lesser reliance on this quantitative and qualitative information to determine the MBE, relative to the actuarial estimates indicated by the ACE.

For the years ended December 31, 2017 and 2016, this process resulted in an MBE that was $29.0 million higher and $155.4 million lower, respectively, than the ACE on a net basis. The following details the amount of the adjustments recorded in our financial statements, by segment, and the specific underlying reasons we felt these adjustments were appropriate:

(Amounts in Millions)	Year Ended December 31,
Segment	2017	2016
Small Commercial Business	$12.4	$(75.8)
Specialty Risk and Extended Warranty	20.8	(52.7)
Specialty Program	(4.2)	(26.9)
Total	$29.0	$(155.4)

For year-end 2017, MBE differed from ACE for the following reasons: within the Small Commercial Business segment, after various considerations, including volatility, range and risk factors, the Group Reserve Committee determined to hold the current accident year loss ratio above the ACE primarily for the general liability, auto liability and workers' compensation lines of business, resulting in an increase in the actuarial estimate by $12.4 million.

Within the Specialty Risk and Extended Warranty segment, due to uncertainties primarily around our Italian medical malpractice line of business and international syndicate exposure (given the increased uncertainty due to exposure growth from the ANV acquisition and correspondingly larger syndicate platform), the Group Reserve Committee determined to hold the current accident year loss ratio above the ACE, resulting in an increase in the actuarial estimate by $20.8 million.

Within the Specialty Program segment, the Group Reserve Committee determined that the emerging loss experience in our excess workers' compensation line did not support our actuaries' divergence from our pricing loss ratio and reduced the actuarial estimate, largely off-set by increases to the actuarial central estimate for other run-off and active programs. The overall segment reduction to the actuarial estimate was $4.2 million.

For year-end 2016, MBE differed from the ACE for the following reasons: within the Small Commercial Business segment, our Group Reserve Committee relied more heavily on the incurred loss development method than the actuaries, which projected a loss estimate that was $66.0 million lower and considered a number of subjective factors including a change in claims staffing for excess and surplus lines claims to reduce the actuarial estimate by an additional $9.8 million.

Within the Specialty Risk and Extended Warranty segment, our Group Reserve Committee considered a number of subjective factors, including changes in our medical malpractice claims staffing levels and initiatives to support reducing the actuarial estimate by $52.7 million.

Within the Specialty Program segment, our Group Reserve Committee determined that the emerging loss experience in our workers’ compensation line did not support our actuaries’ divergence from our pricing loss ratio because of immaturity and limited emergence within our retained layers and reduced the actuarial estimate by $33.0 million. Our Group Reserve Committee increased the ultimate loss ratios for commercial automobile, resulting in an increase in the actuarial estimate by $6.1 million.

For the year ended December 31, 2015, we made our determination of MBE based, primarily, on our expectations of our external actuaries’ indications at year-end, which covered approximately 95% of our total reserve balances and were based on actuarial studies, and our consideration of relevant information that was not fully addressed in the actuarial studies. We determined our 2015 MBE, which was $75 million, or approximately 1.5% lower than our external actuaries’ ACE, based on our consideration of items that we did not believe were fully considered by our external actuaries, including excess of loss reinsurance and recent trends in our European medical malpractice business. As a result, for 2015, we made $(325) million in net unallocated MBE Adjustments to carried reserves as recorded in the general ledger (the “2015 Adjustments”). The 2015 adjustments were not determined by line of business and resulted in a net consolidated loss reserve position that was approximately $75 million lower than the external actuaries' ACE.

The 2015 adjustments were allocated among our segments as follows:

(Amounts in Millions) Segment	Year Ended December 31, 2015
Small Commercial Business	$139.0
Specialty Risk and Extended Warranty	(249.0)
Specialty Program	(215.0)
Total	$(325.0)

We based the above allocations on the differences between our expectations at the time of the long-term profitability of the business in each segment and the amount of carried reserves, taking into consideration changes in factors that we believed impacted the performance of each segment’s business, such as rate changes and changes in the types of risks being insured.

In 2015, we commenced the process of enhancing our in-house corporate actuarial function, which included the hiring of a chief actuary, chief reserving actuary and chief pricing actuary and additional actuarial resources. This resulted in an extensive review of our processes for establishing loss and loss adjustment expense reserves. Beginning in 2015 and continuing in 2016, our new actuarial team implemented additional processes, including the establishment of a Group Reserve Committee. By the end of 2016, the new actuarial team had performed reviews of loss and loss adjustment expense reserves for all material lines of business and our carried reserve position generally converged with our ACE.

The changes in the MBE adjustments from 2015 to 2016 reflect the impact of changes in our process for establishing loss and loss adjustment expenses reserves, which were implemented in 2016 and resulted in changes to both our carried reserves and ACE. However, the changes in the MBE adjustments generally did not have a corresponding impact on our net loss ratios for each segment. For example, the change in the MBE adjustment in our Small Commercial Business segment from $139 million in 2015 (an increase to ACE) to $(76) million in 2016 (a decrease to the ACE) resulting in a change to our net loss ratio, which increased to 66.3% in 2016 from 65.4% in 2015, indicating that the performance of the business remained consistent notwithstanding the change in the MBE adjustment from 2015 to 2016.

A reconciliation of loss and loss adjustment expense reserves and information regarding loss and loss adjustment expense reserve development appears in Note 10. "Loss and Loss Adjustment Expense Reserves" and Note 11. "Short Duration Contracts," respectively, to our consolidated financial statements appearing elsewhere in this Form 10-K. Additional information can also be found in Item 1A. "Risk Factors."

Reinsurance. We account for reinsurance premiums, loss and LAE ceded to other companies on a basis consistent with those used in accounting for the original policies issued. We record premiums and losses ceded to other companies as reductions of net earned premiums and loss and LAE incurred. We account for commissions allowed by reinsurers on business ceded as ceding commission, which is a reduction of acquisition costs and other underwriting expenses. Reinsurance recoverables relate to the portion of reserves and paid loss and LAE that are ceded to other companies. Reinsurance recoverables are estimated as part of our loss reserving process and, consequently, are subject to similar judgments and uncertainties as the estimation of gross loss reserves. We remain contingently liable for all loss payments in the event of failure to collect from the reinsurer.

Deferred Policy Acquisition Costs. We defer commissions, premium taxes and certain other costs that are incrementally or directly related to the successful acquisition of new or renewal insurance contracts. Acquisition-related costs may be deemed ineligible for deferral when they are based on contingent or performance criteria beyond the basic acquisition of the insurance contract, or when efforts to obtain or renew the insurance contract are unsuccessful. All eligible costs are capitalized and charged to expense ratably as premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are reviewed on a segment basis and are dependent upon estimated future loss costs associated with the premiums written. This deferral methodology applies to both gross and ceded premiums and acquisition costs.

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

As part of a business combination, we record an acquisition price paid that is in excess of net assets acquired (“goodwill”), and it is not amortized. We amortize intangible assets with a finite life over the estimated useful life of the asset. We do not amortize intangible assets with an indefinite useful life. We review our finite-lived intangible assets for impairment when events or change in circumstances indicate that the carrying value of such intangible assets may not be recoverable from estimated cash flows.

Valuation and Recoverability of Goodwill. Goodwill represented $741.2 million and $686.6 million of our $25.2 billion and $22.6 billion total assets as of December 31, 2017 and 2016, respectively. We review our goodwill annually as of October 1 for impairment, or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist. Such indicators include, but are not limited to: a sustained significant decline in our share price and market capitalization or a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

For each reporting unit, we first compare its fair value with its net book value. If the fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its fair value, we would perform a second test to measure the amount of impairment if any. To determine the amount of any impairment, we would determine the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. Specifically, we would determine the fair value of all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill were less than the recorded goodwill, we would record an impairment charge for the difference.

The following describes the valuation methodologies used in both 2017 and 2016 to derive the fair value of the reporting units.

Market Approach - For each reporting unit, we identify a group of peer companies, which have operations that are as similar as possible to the reporting unit. We use a comparison of various financial metrics of the peer group to the subject reporting unit in determining the appropriate valuation multiple. These metrics include size, growth, profitability, among others.

Income Approach - We use a Discounted Cash Flow Analysis (“DCF”) to value the reporting unit based upon the expected earnings available for distribution over future periods. We project free cash flows to equal future earnings, less the amount of capital required for the business. We discount this cash flow stream back to its present value by the reporting unit’s cost of capital factor. We base earnings used in the projections on best estimate projections of revenue growth, loss experience, investment income, and expenses. The cost of capital assumed for each reporting unit reflects our estimates of the risks inherent in the forecasts.

We do a fifty percent weighting between the Market and Income approaches for all reporting units, with the exception of the Specialty Program reporting unit where only the income approach is used. This reporting unit is undergoing operational restructuring and as a result 2017 and 2018 financial results are not reflective of normalized business operations. As such, relying on the financial metrics of the peer group would likely produce a less accurate fair value.

In the fourth quarters of 2017 and 2016, we conducted our annual impairment test of goodwill using the methodologies discussed above. In addition, due to the announcement of the U.S.-based fee business transaction mentioned earlier, we concluded that a triggering event had occurred. Therefore, we performed an additional goodwill impairment analysis as of the date of the announcement on all reporting units. Based on the impairment tests performed as of November 6, 2017, October 1, 2017 and October 1, 2016, the fair values exceeded the carrying values of the respective reporting units. No goodwill impairment losses were recognized for the years ended December 31, 2017 and 2016, respectively, as a result of the impairment tests.

The determination of fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, earnings and required capital projections discussed above, discount rates, taxes, terminal growth rates, operating income forecasts for each reporting unit and the weighting assigned to the results of each of the two valuation methods described above. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from those estimates. We evaluated the significant assumptions used to determine the fair values of each reporting unit, both individually and in the aggregate and concluded they are reasonable.

Changes in certain assumptions could have a significant impact on the goodwill impairment assessment. For example, in our annual impairment test, an increase of the discount rate by 2% for the Small Commercial Business - Workers' Compensation and Commercial Package Reporting Unit, would result in its fair value being less than its net book value as of October 1, 2017. Likewise, a 5% reduction in revenue growth rates for the Small Commercial Business - Workers' Compensation and Commercial Package Reporting Unit would result in a fair value less than its net book value as of October 1, 2017. For our remaining Reporting Units, it would require movements in the discount rate or revenue growth rate assumptions in excess of the percentages noted previously to cause fair values to be less than net book values.

During 2017, we experienced a significant decline in our stock price. Our market capitalization was approximately $4.7 billion at December 31, 2016, but declined significantly during the first quarter upon announcement of the delay in filing our 2016 Form 10-K. The stock price had surges throughout 2017 related to various company announcements, but generally remained depressed through the end of 2017. Our market capitalization at December 31, 2017 was approximately 57% of our book value.

Should current market conditions continue for an extended period, or should the operating results of any of our reporting units decline substantially compared to projected results, we could determine that we need to record a non-cash impairment charge related to goodwill. Any such charge would have no effect on either our cash balance or future cash flows.

Income Taxes. We file a consolidated U.S. income tax return for our eligible domestic subsidiaries. Our non-domestic subdivisions file income tax returns in their respective local jurisdictions. As part of the U.S. consolidated income tax return filing, we are party to federal income tax allocation agreements amongst the includible entities. Under the tax allocation agreements, we pay to or receive from our subsidiaries the amount, if any, by which the group’s federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated federal return.

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

We recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. Our policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in our income tax provision. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Primarily tax years 2012 through 2016 are still subject to examination. We do not anticipate any significant changes to our total unrecognized tax benefits within the next 12 months.

For further discussion on income taxes, see Note 18. "Income Taxes" to our consolidated financial statements appearing elsewhere in this Form 10-K.

Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
(Amounts in Thousands)	2017	2016	2015
Gross written premiums	$8,434,630	$7,949,270	$6,799,537

Net written premiums	$5,152,516	$4,851,327	$4,261,928
Change in unearned premiums	(96,418)	(183,362)	(240,687)
Net earned premiums	5,056,098	4,667,965	4,021,241
Service and fee income	612,205	537,966	428,143
Net investment income	227,503	208,047	156,290
Net realized gains on investments	63,135	36,478	8,117
Total revenues	5,958,941	5,450,456	4,613,791
Loss and loss adjustment expenses	4,084,478	3,142,279	2,688,118
Acquisition costs and other underwriting expenses	1,622,507	1,230,168	993,571
Other	705,822	564,065	473,253
Total expenses	6,412,807	4,936,512	4,154,942
(Loss) income before other (expenses) income, income taxes and equity in earnings of unconsolidated subsidiaries	(453,866)	513,944	458,849
Other (expenses) income:
Interest expense	(98,265)	(79,526)	(55,355)
Loss on extinguishment of debt	—	—	(5,271)
(Loss) gain on investment in life settlement contracts net of profit commission	(2,444)	46,147	19,844
Foreign currency (loss) gain	(139,910)	(29,289)	47,301
Gain on acquisition	—	48,775	5,826
Gain on sale of policy management system	186,755	—	—
Total other (expenses) income	(53,864)	(13,893)	12,345
(Loss) income before income taxes and equity in earnings of unconsolidated subsidiaries	(507,730)	500,051	471,194
(Benefit) provision for income taxes	(99,363)	85,307	38,946
(Loss) income before equity in earnings of unconsolidated subsidiaries	(408,367)	414,744	432,248
Equity in earnings of unconsolidated subsidiaries – related parties	73,488	15,626	25,385
Net (loss) income	(334,879)	430,370	457,633
Net (income) loss attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	(14,010)	(19,384)	(6,928)
Net (loss) income attributable to AmTrust Financial Services, Inc.	(348,889)	410,986	450,705
Dividends on preferred stock	(66,284)	(47,847)	(31,590)
Net (loss) income attributable to AmTrust common shareholders	$(415,173)	$363,139	$419,115

Net realized gains on investments:
Total other-than-temporary impairment losses	$—	$(31,659)	$(19,155)
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	—	(31,659)	(19,155)
Net realized gains on available for sale securities	62,841	52,353	15,578
Net realized (losses) gains on trading securities	(15,157)	14,896	10,037
Net realized gains on other invested assets	15,451	888	1,657
Net realized investment gains	$63,135	$36,478	$8,117

Consolidated Results of Operations 2017 Compared to 2016

Gross Written Premiums. Gross written premiums increased $485.4 million, or 6.1%, to $8,434.6 million from $7,949.3 million for the years ended December 31, 2017 and 2016, respectively. The increase was attributable to growth in our Small Commercial Business and Specialty Risk and Extended Warranty segments. The majority of the growth in our Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued and the acquisition of Republic, which contributed approximately $139.3 million of additional gross written premiums, partially offset by a slight decrease in premium rate. The growth in our Specialty Risk and Extended Warranty segment was attributable to our acquisition of ANV in November 2016, which contributed approximately $536.4 million. The increase in our gross written premiums was partially offset by the termination of certain workers' compensation and general liability programs in our Specialty Program segment.

Net Written Premiums. Net written premiums increased $301.2 million, or 6.2%, to $5,152.5 million from $4,851.3 million for the years ended December 31, 2017 and 2016, respectively. Net written premiums increased primarily due to an increase in gross written premiums for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Net Earned Premiums. Net earned premiums increased $388.1 million, or 8.3%, to $5,056.1 million from $4,668.0 million for the years ended December 31, 2017 and 2016, respectively. The increase primarily resulted from an increase in gross written premiums during the year ended December 31, 2017 compared to the year ended December 31, 2016, and policies assumed from the ANV acquisition, which had accelerated earnings patterns relative to our business prior to the acquisition.
Service and Fee Income. Service and fee income increased $74.2 million, or 13.8%, to $612.2 million from $538.0 million for the years ended December 31, 2017 and 2016, respectively. The increase includes $47.0 million related to the European service and fee business. The U.S. Specialty Risk and Extended Warranty segment increased fees by approximately $39.2 million driven by the May 2017 acquisition of PDP, and the full year impact from the 2016 acquisitions of First Nationwide Title Insurance Agency and Assure Space. These increases were partially offset by a decrease in fees in 2017 for the administration of commercial property and casualty insurance, and from product warranty registration and claims handling services.

Net Investment Income. Net investment income increased $19.5 million, or 9.4%, to $227.5 million from $208.0 million for the years ended December 31, 2017 and 2016, respectively. The increase resulted primarily from having a higher average invested asset base during the year ended December 31, 2017 compared to the same period in 2016, primarily arising from our investment of certain proceeds from 2016 preferred stock offerings, a 2017 common stock offering and investment portfolios obtained through acquisitions.

Net Realized Gains on Investments. We had net realized gains on investments of $63.1 million and $36.5 million for the years ended December 31, 2017 and 2016, respectively. The increase in net realized gains on investments related primarily to increases in gains on other invested assets and available-for-sale equity securities during the year ended December 31, 2017 and other-than-temporary impairment ("OTTI") of $31.7 million incurred during the year ended December 31, 2016, partially offset by losses on trading securities during the year ended December 31, 2017 compared with gains on trading securities during the year ended December 31, 2016.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $942.2 million, or 30.0%, to $4,084.5 million for the year ended December 31, 2017 from $3,142.3 million for the year ended December 31, 2016. Our loss ratio for the years ended December 31, 2017 and 2016 was 80.8% and 67.3%, respectively. Included in the 80.8% loss ratio was $419.0 million (representing 8.3 loss ratio points and 6.7% of the prior year-ending net reserve balance) of prior period adverse reserve development primarily in our Small Commercial Business and Specialty Program segments, which has led to re-underwriting, rate changes, and/or termination of certain specialty programs that generated the prior period adverse reserve development. In addition, the increase was partially attributable to catastrophe losses and related reinstatement and accelerated premiums of $109.4 million (representing 2.2 loss ratio points).

For the year ended December 31, 2017, we recorded $419.0 million adverse development. In the accompanying notes to our consolidated financial statements appearing elsewhere in this Form 10-K, the development included in Note 11. “Short Duration Contracts” was $517.2 million.

The $98.2 million difference for the year ended December 31, 2017 between the adverse development recorded in the financial statements and the accident year disclosure contained in Note 11. “Short Duration Contracts” is comprised of the following items:

(Amounts in Millions)	Year Ended December 31, 2017
Development on Accident Years Prior to SDC Included Years	$(19.5)
Claims Development Recorded on acquired reserves before acquisition	(21.4)
Lines of Business Not Included in Note 11	(62.7)
Effect of Foreign Exchange Rates and Allocations by Accident Year	5.4
Total	$(98.2)

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $392.3 million, or 31.9%, to $1,622.5 million for the year ended December 31, 2017 from $1,230.2 million for the year ended December 31, 2016. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share. We receive a ceding commission from Maiden of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the years ended December 31, 2017 and 2016 was $619.2 million and $599.5 million, respectively. Ceding commission increased as a result of an increase in gross written premiums. Our overall expense ratio was 32.1% and 26.4% for the years ended December 31, 2017 and 2016, respectively. The increase in the expense ratio was the result, primarily, of higher direct acquisition costs from our 2016 acquisitions of Republic, Nationale Borg and ANV, which were reflected in our results of operations for all of 2017 and only a portion of 2016, and higher professional service fees.

Other. Other expenses increased $141.8 million, or 25.1%, to $705.8 million for the year ended December 31, 2017 from $564.1 million for the year ended December 31, 2016. The increase resulted primarily from higher depreciation and amortization expense of approximately $41.0 million, the acquisition of PDP, which had approximately $25 million of other expenses, $20 million related to fee businesses in Europe, and higher overall costs related to year-end auditing and consulting resources.

(Loss) Income Before Other Income (Expense), Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries. Our underwriting loss of $453.9 million for the year ended December 31, 2017 was a decrease of $967.8 million, or 188.3%, from underwriting income of $513.9 million for the years ended December 31, 2017 and 2016, respectively. The decrease resulted primarily from the increase in loss and loss adjustment expense caused by adverse loss development and net catastrophe losses as well as higher acquisition costs and other underwriting expenses.

Net Interest Expense. Interest expense for the years ended December 31, 2017 and 2016 was $98.3 million and $79.5 million, respectively. The increase primarily related to an increased use of letters of credit. Additionally, the increase related to higher interest expense on real estate loans of $4.2 million, a decrease of interest received from our loan to ACP Re of $2.9 million, and higher interest expense on debt assumed in connection with the Republic acquisition of $1.6 million.

(Loss) Gain on Investment in Life Settlement Contracts Net of Profit Commission. We recognized a loss on investment in life settlement contracts of $2.4 million for the year ended December 31, 2017 compared to a gain of $46.1 million for the year ended December 31, 2016. The decrease primarily related to a loss on the sale of 250 policies during the year ended December 31, 2017, and a decline in the increase in the fair value of the portfolio of policies in 2017 prior to sale. During 2017, we sold all but 6 of our life settlement contracts.

Gain on Acquisition. We did not recognize a gain on acquisition during the year ended December 31, 2017. We recognized a gain on acquisition of approximately $48.8 million for the year ended December 31, 2016, primarily related to the purchase of Genworth.

Gain on Sale of Policy Management System. During the year ended December 31, 2017, we recognized a gain of $186.8 million related to the sale of a policy management system to NGHC. We did not have any transactions of this type during the year ended December 31, 2016.

Foreign Currency (Loss) Gain. The foreign currency transaction loss was $139.9 million during the year ended December 31, 2017 compared to a loss of $29.3 million during the years ended December 31, 2016. The loss during 2017 related to the weakening of the U.S. dollar compared to the British pound and Euro, which negatively impacts our Bermuda reinsurance subsidiary that reinsures European-denominated risks. The loss for the prior period resulted from the weakening of the British pound compared to the Euro, which negatively impacts our U.K. insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of the reporting period.

(Benefit) Provision for Income Tax. Income tax benefit for the year ended December 31, 2017 was $99.4 million, which resulted in an effective tax rate of 19.6%, compared to an income tax expense of $85.3 million for the year ended December 31, 2016, which resulted in an effective tax rate of 17.1%. Our effective tax rate increased in 2017 compared to 2016 due to several factors. During 2017, the Tax Cuts and Jobs Act ("The TCJA") was enacted. The TCJA reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign sourced earnings, and revises the tax treatment of certain items for property and casualty insurers. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the TCJA; however, as provided in SEC Staff Accounting Bulletin No. 118, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the items for which we were able to determine a reasonable estimate, we recognized a provisional expense amount of $72.5 million. This amount is related to the restatement of deferred taxes from 35% to the newly enacted 2018 rate of 21%, and is included as a component of income tax benefit from continuing operations. In all cases, we will continue to make and refine our calculations as we complete additional analysis. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law. As noted above, under The TCJA, undistributed post-1986 earnings and profits (E&P) previously deferred from US income taxes are subject to a one-time transition tax. Based on an initial review, it is reasonably expected that we will not incur the one-time transitional tax liability. This expectation may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

Equity in Earnings of Unconsolidated Subsidiaries — Related Party. Equity in earnings of unconsolidated subsidiaries — related party was $73.5 million and $15.6 million for the years ended December 31, 2017 and 2016, respectively. The increase resulted primarily from a gain of $68.4 million recognized from our sale of 10.6 million common shares of NGHC stock during the year ended December 31, 2017.

Consolidated Results of Operations 2016 Compared to 2015

Gross Written Premiums. Gross written premiums increased $1,149.7 million, or 16.9%, to $7,949.3 million from $6,799.5 million for the years ended December 31, 2016 and 2015, respectively. The increase of $1,149.7 million was attributable to growth in our Small Commercial Business and Specialty Risk and Extended Warranty segments, while growth in our Specialty Program segment was relatively flat. The majority of the increase in the Small Commercial Business segment was attributable to an increase in the number of workers' compensation policies issued, and the acquisitions of Republic, ARI and Springfield, which contributed approximately $380 million of gross written premiums. The increase in our Specialty Risk and Extended Warranty segment was attributable to our acquisitions of ANV, Nationale Borg and Warranty Solutions, which contributed approximately $237 million of gross written premium, expansion of our existing programs in Europe, and growth within our Lloyd's platform, partially offset by the negative foreign currency impact of the weakening of the British pound sterling and the Euro against the U.S. dollar. The increase of gross written premiums in our Specialty Program segment as a result of the April 2016 acquisition of Republic, which contributed $155 million, was partially offset by the reduction or termination of certain workers' compensation and commercial package programs.

Net Written Premiums. Net written premiums increased $589.4 million, or 13.8%, to $4,851.3 million from $4,261.9 million for the years ended December 31, 2016 and 2015, respectively. The increase by segment was: Small Commercial Business — $314.1 million; Specialty Risk and Extended Warranty — $271.3 million; and Specialty Program — $4.0 million. Net written premiums increased for the year ended December 31, 2016 compared to 2015 due to an increase in gross written premium, partially offset by a decrease in the retention of gross written premiums to 61.0% from 62.7% for the years ended December 31, 2016 and 2015, respectively. The decrease in retention resulted from a small increase, as compared to the same period in 2015, in business written that is reinsured under the Maiden Quota Share agreement or with other third party reinsurers.

Net Earned Premiums. Net earned premiums increased $646.7 million, or 16.1%, to $4,668.0 million from $4,021.2 million for the years ended December 31, 2016 and 2015, respectively. The increase by segment was: Small Commercial Business — $316.6 million; Specialty Risk and Extended Warranty — $238.9 million; and Specialty Program — $91.3 million. The increase in net earned premiums resulted from an increase in gross written premiums for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Service and Fee Income. Service and fee income increased $109.8 million, or 25.7%, to $538.0 million from $428.1 million for the years ended December 31, 2016 and 2015, respectively. The increase related primarily to the acquisition of Warranty

Solutions, which generated fees of approximately $86 million, and higher fees for services provided to Maiden, NGHC and ACP Re of approximately $11.0 million.

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

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $454.2 million, or 16.9%, to $3,142.3 million for the year ended December 31, 2016 from $2,688.1 million for the year ended December 31, 2015. Our loss ratio for the years ended December 31, 2016 and 2015 was 67.3% and 66.8%, respectively. Included in the 67.3% loss ratio was $257.9 million of prior period adverse development (representing 5.5 loss ratio points and 5.7% of the prior year-ending net reserve balance), primarily in our Specialty Program and Small Commercial Business segments, which reflects the re-underwriting and rate changes achieved in the businesses that generated the prior period adverse development. Until our fourth quarter of 2016 reserve review, we established our current year loss ratio at a higher level, reflecting underwriting expectations in the absence of mature data on the current year.

We recorded adverse development of $257.9 million in 2016. In the notes accompanying our 2016 consolidated financial statements, the development included in Note 13. “Short Duration Contracts” of our 2016 Form 10-K was $392.5 million. The $134.6 million difference between the adverse development recorded in the 2016 financial statements and the accident year disclosure contained in Note 13. “Short Duration Contracts” of our 2016 Form 10-K is comprised of the following items:

(Amounts in Millions)	Year Ended December 31, 2016
Development on Accident Years Prior to SDC Included Years	$(16.2)
Claims Development Recorded on acquired reserves before acquisition	(78.8)
Lines of Business Not Included in Note 13 of our 2016 10-K	79.3
Effect of Foreign Exchange Rates and Allocations by Accident Year	(118.9)
Total	$(134.6)

In Note 13. “Short Duration Contracts” of our 2016 Form 10-K, we allocated by accident year $78.8 million in development that we recorded upon acquiring certain subsidiaries in 2016. Such development is recorded in the pre-acquisition financial statements of the acquired entities, but, appropriately, is not included in our results of operations. In addition, in 2016, we recorded $16 million in favorable development for accident years prior to 2008, which was not included in Note 13. “Short Duration Contracts” in our 2016 Form 10-K

Lines of business not included in Note 13. “Short Duration Contracts” of our 2016 Form 10-K had $79.3 million in unfavorable development in 2016, $66 million of which related to our 2011 loss portfolio transfer from Majestic Insurance Company ("Majestic"). The recognition of the Majestic prior year development resulted from the extensive actuarial review that began in 2015 as part of our enhanced actuarial process. We note that the loss reserves that we assumed as part of the transaction arise out of very different workers’ compensation risks than those that we typically underwrite, both in class and the size of the risk. The average Majestic premium was $175,000 as compared to our average premium, which is below $10,000.

Finally, we believe that the effect of changes in foreign exchange rates and our allocation by accident year of IBNR, reinsurance cessions, and underwriting year data, which we had not previously maintained by accident year, resulted in the remaining $118.9 million million difference between Note 12. “Loss and Loss Adjustment Expense Reserves” and Note 13. “Short Duration Contracts” in our 2016 Form 10-K.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $236.6 million, or 23.8%, to $1,230.2 million for the year ended December 31, 2016 from $993.6 million for the year ended December 31, 2015. Acquisition costs and other underwriting expenses in each period were reduced by ceding commission primarily earned through the Maiden Quota Share, through which we receive a ceding commission of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the years ended December 31, 2016 and 2015 was $599.5 million and $510.8 million, respectively. Ceding commission increased period over period as a result of increases in gross written premiums and a small decrease in our retention of gross written premiums. On a consolidated basis, we retained 61.0% of our gross written premiums for the year ended December 31, 2016, compared to retaining 62.7% of our gross written premiums for the year ended December 31, 2015. Our overall expense ratio was 26.4% and 24.8% for the years ended December 31, 2016 and 2015, respectively. The increase in the expense ratio was the result, primarily, of higher direct acquisition costs from our 2016 acquisitions of Republic, ANV and Nationale Borg.

Other. Other expenses increased $90.8 million, or 19.2%, to $564.1 million for the year ended December 31, 2016 from $473.3 million for the year ended December 31, 2015. The increase resulted primarily from the acquisitions of First Nationwide in 2016 and Warranty Solutions in September 2015, and higher overall costs related to year-end auditing and consulting resources.

Income Before Other Income (Expense), Income Taxes and Equity in Earnings of Unconsolidated Subsidiaries. Our underwriting income increased $55.1 million, or 12.0%, to $513.9 million from $458.8 million for the years ended December 31, 2016 and 2015, respectively. The $55.1 million increase resulted primarily from an increase in earned premium, investment income and realized gains.

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

Acquisition Gain on Purchase. We recognized a gain on acquisition of approximately $48.8 million related primarily to the purchase of Genworth during 2016 compared to a gain on acquisition of approximately $5.8 million related to the purchase of CorePoint during 2015.

Foreign Currency Gain (Loss). The foreign currency transaction loss was $29.3 million compared to a gain of $47.3 million during the years ended December 31, 2016 and 2015, respectively. The loss during the year ended December 31, 2016 resulted from the weakening of the British pound compared to the Euro, which negatively impacted our U.K. insurance subsidiaries that write Euro-denominated risks that are re-valued at the end of each reporting period.

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

Small Commercial Business Segment — Results of Operations

	Year Ended December 31,
(Amounts in Thousands)	2017	2016	2015
Gross written premiums	$4,342,627	$4,020,184	$3,320,650

Net written premiums	$2,305,817	$2,246,188	$1,932,100
Change in unearned premiums	843	(42,719)	(45,220)
Net earned premiums	2,306,660	2,203,469	1,886,880

Loss and loss adjustment expenses	1,812,925	1,460,503	1,234,089
Acquisition costs and other underwriting expenses	719,793	592,569	486,800
Total expenses	2,532,718	2,053,072	1,720,889
Underwriting (loss) income	$(226,058)	$150,397	$165,991

Key Measures:
Loss ratio	78.6%	66.3%	65.4%
Expense ratio	31.2%	26.9%	25.8%
Combined ratio	109.8%	93.2%	91.2%

Small Commercial Business Segment Results of Operations 2017 Compared to 2016

Gross Written Premiums. Gross written premiums increased $322.4 million, or 8.0%, to $4,342.6 million for the year ended December 31, 2017 from $4,020.2 million for the year ended December 31, 2016. The increase was attributable to an increase in the number of workers' compensation policies issued, partially offset by a slight decrease in premium rate. In addition, the acquisition of Republic contributed approximately $139.3 million of incremental gross written premiums for the year ended December 31, 2017.

Net Written Premiums. Net written premiums increased $59.6 million, or 2.7%, to $2,305.8 million from $2,246.2 million for the years ended December 31, 2017 and 2016, respectively. The increase in net written premiums resulted from an increase in gross written premiums for the year ended December 31, 2017 compared to the same period in 2016, partially offset by a decrease in the retention of gross written premiums during 2017 compared to 2016. Our retention of gross written premiums for the segment decreased to 53.1% from 55.9% for the years ended December 31, 2017 and 2016, respectively, resulting from our ceding to third party reinsurers a large portion of the gross written premiums generated as a result of our April 2016 acquisition of Republic.

Net Earned Premiums. Net earned premiums increased $103.2 million, or 4.7%, to $2,306.7 million for the year ended December 31, 2017 from $2,203.5 million for the year ended December 31, 2016. As premiums written are primarily earned ratably over an annual period, the increase in net earned premiums resulted from higher net written premiums for the year ended December 31, 2017 compared to the same period in 2016.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $352.4 million, or 24.1%, to $1,812.9 million for the year ended December 31, 2017 from $1,460.5 million for the year ended December 31, 2016. Our loss ratio for the segment for the year ended December 31, 2017 increased to 78.6% from 66.3% for the year ended December 31, 2016. The increase in the loss ratio was primarily the result of adverse reserve development of $162.5 million (representing 7.0 loss ratio points) due to higher severity of claims in our workers' compensation as well as our commercial auto portfolio, soft market conditions in workers' compensation in California and the incremental increase in catastrophe losses of $33.2 million (representing 1.4 loss ratio points).

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $127.2 million, or 21.5%, to $719.8 million for the year ended December 31, 2017 from $592.6 million for the year ended December 31, 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the years ended December 31, 2017 and 2016 of $274.7 million and $288.8 million, respectively. The expense ratio increased to 31.2% from 26.9% for the years ended December 31, 2017 and 2016, respectively, primarily as a result of higher direct acquisition costs from the Republic business for the entire year in 2017 as compared to the business written in this segment during the entire year in 2016 before we acquired Republic.

Net Earned Premiums Less Expenses Included in Combined Ratio (Underwriting (Loss) Income). The segment's underwriting results decreased $376.5 million, or 250.3%, to a loss of $226.1 million for the year ended December 31, 2017 compared with income of $150.4 million for the year ended December 31, 2016. The decrease resulted primarily from an increase in the combined ratio during the year ended December 31, 2017 compared to the year ended December 31, 2016, which was primarily due to the adverse reserve development.

Small Commercial Business Segment Results of Operations 2016 Compared to 2015

Gross Written Premiums. Gross written premiums increased $699.5 million, or 21.1%, to $4,020.2 million for the year ended December 31, 2016 from $3,320.7 million for the year ended December 31, 2015. The increase was attributable to an increase in the number of workers' compensation policies issued, improved pricing on commercial vehicle business and continued growth in California, New York and Florida. The acquisition of Republic contributed $483.3 million of gross written premium, and the acquisitions of ARI and Springfield collectively contributed an additional $54.1 million of gross written premiums for the year ended December 31, 2016.

Net Written Premiums. Net written premiums increased $314.1 million, or 16.3%, to $2,246.2 million from $1,932.1 million for the years ended December 31, 2016 and 2015, respectively. The increase in net written premiums resulted from an increase in gross written premiums for the year ended December 31, 2016 compared to the year ended December 31, 2015, partially offset by a decrease in the retention of gross written premiums during 2016 compared to 2015. Our retention of gross written premiums for the segment decreased to 55.9% from 58.2% for the years ended December 31, 2016 and 2015, respectively, primarily because we ceded to third party reinsurers a large portion of the gross written premiums generated as a result of our 2016 acquisition of Republic.

Net Earned Premiums. Net earned premiums increased $316.6 million, or 16.8%, to $2,203.5 million for the year ended December 31, 2016 from $1,886.9 million for the year ended December 31, 2015. As premiums written are earned ratably over an annual period, the increase in net earned premiums resulted from higher net written premiums for the year ended December 31, 2016 compared to the year ended December 31, 2015.

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

Net Earned Premiums Less Expenses Included in Combined Ratio (Underwriting Income). Our underwriting income decreased to $150.4 million for the year ended December 31, 2016 compared to $166.0 million for the year ended December 31, 2015. The decrease in underwriting income related primarily to an increase in combined ratio during the year ended December 31, 2016 compared to the year ended December 31, 2015, which was partially offset by an increase in the level of earned premiums.

Specialty Risk and Extended Warranty Segment — Results of Operations

	Year Ended December 31,
(Amounts in Thousands)	2017	2016	2015
Gross written premiums	$3,115,487	$2,521,324	$2,158,921

Net written premiums	$2,215,003	$1,722,139	$1,450,817
Change in unearned premiums	(205,242)	(178,240)	(145,781)
Net earned premiums	2,009,761	1,543,899	1,305,036

Loss and loss adjustment expenses	1,533,554	1,023,470	882,306
Acquisition costs and other underwriting expenses	662,101	372,447	277,836
Total expenses	2,195,655	1,395,917	1,160,142
Underwriting (loss) income	$(185,894)	$147,982	$144,894

Key measures:
Loss ratio	76.3%	66.3%	67.6%
Expense ratio	32.9%	24.1%	21.3%
Combined ratio	109.2%	90.4%	88.9%

Specialty Risk and Extended Warranty Segment Results of Operations 2017 Compared to 2016

Gross Written Premiums. Gross written premiums increased $594.2 million, or 23.6%, to $3,115.5 million for the year ended December 31, 2017 from $2,521.3 million for the year ended December 31, 2016. We experienced growth primarily in our European business during the year ended December 31, 2017 compared to the year ended December 31, 2016, while our U.S. business decreased slightly period over period. Our 2016 acquisition of ANV added gross written premiums of $536.4 million to our European business, which was partially offset by fluctuations in European exchange rates.

Net Written Premiums. Net written premiums increased $492.9 million, or 28.6%, to $2,215.0 million from $1,722.1 million for the years ended December 31, 2017 and 2016, respectively. The increase in net written premiums resulted from an increase of gross written premiums for the year ended December 31, 2017 compared to the same period in 2016. Our retention of gross written premiums period over period increased to 71.1% and 68.3% for the years ended December 31, 2017 and 2016, respectively.

Net Earned Premiums. Net earned premiums increased $465.9 million, or 30.2%, to $2,009.8 million for the year ended December 31, 2017 from $1,543.9 million for the year ended December 31, 2016. Net earned premiums increased due to an increase in net written premiums during the year ended December 31, 2017 compared to the same period in 2016. As net written premiums are earned ratably over the term of a policy, the increase in net earned premiums resulted from the increase in net written premiums period over period, and from policies assumed from the ANV acquisition, which had accelerated earnings patterns relative to our business prior to the acquisition.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expense increased $510.1 million, or 49.8%, to $1,533.6 million for the year ended December 31, 2017 from $1,023.5 million for the year ended December 31, 2016. Our loss ratio for the segment for the year ended December 31, 2017 increased to 76.3% from 66.3% for the same period in 2016. The increase in the loss ratio resulted from having a higher percentage of net earned premiums in lines of business with higher ultimate loss selections during the year ended December 31, 2017 compared to the year ended December 31, 2016, which related to the Lloyd's business and Italian hospital liability business. We had $83.4 million (representing 4.1 loss ratio points) of prior year loss reserve development in the year ended December 31, 2017. The segment had catastrophe losses of $66.3 million (representing 3.3 loss ratio points) in the year ended December 31, 2017.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $289.7 million, or 77.8%, to $662.1 million for the year ended December 31, 2017 from $372.4 million for the year ended December 31, 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the year ended December 31, 2017 and 2016 of $252.7 million and $181.5 million, respectively. The expense ratio was 32.9% for the year ended December 31, 2017 compared to 24.1% for the year ended December 31, 2016. The increase in the expense ratio resulted from direct (policy) acquisition costs from Nationale Borg and ANV, which were acquired in 2016.

Net Earned Premiums Less Expenses Included in Combined Ratio (Underwriting (Loss)Income). The segment's underwriting result was a loss of $185.9 million for the year ended December 31, 2017 compared to $148.0 million of underwriting income for the year ended December 31, 2016. The decrease was attributable to an increase in the segment's combined ratio during the year ended December 31, 2017 compared to the year ended December 31, 2016, partially offset by an increase of net earned premiums.

Specialty Risk and Extended Warranty Segment Results of Operations 2016 Compared to 2015

Gross Written Premiums. Gross written premiums increased $362.4 million, or 16.8%, to $2,521.3 million for the year ended December 31, 2016 from $2,158.9 million for the year ended December 31, 2015. We experienced growth both domestically and in our European business during the year ended December 31, 2016 compared to the year ended December 31, 2015. In our European business, we grew our core businesses, including warranty and general liability products. In addition, our AmTrust at Lloyd's business grew by $80.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Our 2016 acquisitions of Nationale Borg and ANV collectively added gross written premiums of $149.0 million to our European business, while fluctuations in European currencies reduced our gross written premiums during 2016 by $155.0 million. Our U.S. business increased $116.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily based on growth in existing businesses and the acquisition of Warranty Solutions.

Net Written Premiums. Net written premiums increased $271.3 million, or 18.7%, to $1,722.1 million from $1,450.8 million for the years ended December 31, 2016 and 2015, respectively. The increase in net written premiums resulted from an increase of gross written premiums for the year ended December 31, 2016 compared to the year ended December 31, 2015, and an increase in our retention of gross written premiums period over period. Our overall retention of gross written premiums for the segment was 68.3% and 67.2% for the years ended December 31, 2016 and 2015, respectively. The slight increase in the retention of gross written premiums related to the Warranty Solutions business, acquired in September 2015, and the ANV business, acquired in November 2016, neither of which is reinsured under the Maiden Quota Share agreement. In addition, beginning in July 2016, our U.K. subsidiary began ceding 32.5% of its Italian medical liability business to Maiden, down from 40%.

Net Earned Premiums. Net earned premiums increased $238.9 million, or 18.3%, to $1,543.9 million for the year ended December 31, 2016 from $1,305.0 million for the year ended December 31, 2015. Net earned premiums increased due to an increase in net written premiums during the year ended December 31, 2016 compared to the year ended December 31, 2015. As net written premiums is earned ratably over the term of a policy, the increase in net earned premiums resulted from the increase in net written premiums period over period.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expense increased $141.2 million, or 16.0%, to $1,023.5 million for the year ended December 31, 2016 from $882.3 million for the year ended December 31, 2015. Our loss ratio for the segment for the year ended December 31, 2016 decreased to 66.3% from 67.6% for the year ended December 31, 2015. The decrease in the loss ratio resulted from having a higher percentage of earned premiums in lines of business with lower ultimate loss selections during the year ended December 31, 2016 compared to the year ended December 31, 2015. We did not have any material increases or decreases as a result of prior year loss development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses increased $94.6 million, or 34.0%, to $372.4 million for the year ended December 31, 2016 from $277.8 million for the year ended December 31, 2015. Acquisition costs and other underwriting expenses were reduced by ceding commission of $181.5 million and $138.4 million earned during the years ended December 31, 2016 and 2015, respectively. The expense ratio was 24.1% for the year ended December 31, 2016 compared to 21.3% for the year ended December 31, 2015. The increase in the expense ratio resulted from increases in policy acquisition expenses from our acquisitions of Warranty Solutions, Nationale Borg and ANV.

Net Earned Premiums Less Expenses Included in Combined Ratio (Underwriting Income). The segment's underwriting income increased to $148.0 million for the year ended December 31, 2016 compared to $144.9 million for the year ended December 31, 2015. The increase was attributable to an increase in the segment's earned premiums and a decrease in the segment's loss ratio during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Specialty Program Segment — Results of Operations

	Year Ended December 31,
(Amounts in Thousands)	2017	2016	2015
Gross written premiums	$976,516	$1,407,762	$1,319,966

Net written premiums	$631,696	$883,000	$879,011
Change in unearned premiums	107,981	37,597	(49,686)
Net earned premiums	739,677	920,597	829,325

Loss and loss adjustment expenses	737,999	658,306	571,723
Acquisition costs and other underwriting expenses	240,613	265,152	228,935
Total expenses	978,612	923,458	800,658
Underwriting (loss) income	$(238,935)	$(2,861)	$28,667

Key measures:
Loss ratio	99.8%	71.5%	68.9%
Expense ratio	32.5%	28.8%	27.6%
Combined ratio	132.3%	100.3%	96.5%

Specialty Program Segment Results of Operations 2017 Compared to 2016

Gross Written Premiums. Gross written premiums decreased $431.2 million, or 30.6%, to $976.5 million for the year ended December 31, 2017 from $1,407.8 million for the year ended December 31, 2016. Gross written premiums decreased period over period as the result of the termination of certain workers' compensation and general liability programs.

Net Written Premiums. Net written premiums decreased $251.3 million, or 28.5%, to $631.7 million for the year ended December 31, 2017 from $883.0 million for the same period in 2016 as a result of the decrease in gross written premiums period over period partially offset by the cession of a smaller percentage of gross written premiums to reinsurers during the year ended December 31, 2017 compared to the same period in 2016. Our overall retention of gross written premiums for the segment was 64.7% and 62.7% for the years ended December 31, 2017 and 2016, respectively.

Net Earned Premiums. Net earned premiums decreased $180.9 million, or 19.7%, to $739.7 million for the year ended December 31, 2017 from $920.6 million for the same period in 2016. As premiums written are typically earned ratably over an annual period, the decrease in net earned premiums resulted from lower net written premiums for the year ended December 31, 2017 compared to the same period in 2016. Net earned premiums decreased year over year proportionately less than net written premiums during the same period as a decline in net earned premiums lags slightly behind a decrease in net written premiums.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $79.7 million, or 12.1%, to $738.0 million for the year ended December 31, 2017 compared to $658.3 million for the same period in 2016. Our loss ratio for the segment increased to 99.8% compared to 71.5% for the years ended December 31, 2017 and 2016, respectively. The increase in the loss ratio resulted from prior period adverse development of $173.1 million (representing 23.4 loss ratio points), driven primarily by certain general liability, auto liability and workers' compensation programs, which has led to re-underwriting, rate changes and/or termination of the majority of the programs that generated the prior period adverse reserve development.

Acquisition Costs and Other Underwriting Expenses; Expense Ratio. Acquisition costs and other underwriting expenses decreased $24.5 million, or 9.3%, to $240.6 million for the year ended December 31, 2017 from $265.2 million for the same period in 2016. Acquisition costs and other underwriting expenses were reduced by ceding commission earned during the year ended December 31, 2017 and 2016 of $91.8 million and $129.2 million, respectively. Our expense ratio was 32.5% for the year ended December 31, 2017 compared to 28.8% for the year ended December 31, 2016, primarily as a result of decreases to ceding commission and higher allocation of corporate expense, partially offset by the termination of programs with lower acquisition costs as compared to the current business written in this segment.

Net Earned Premiums Less Expenses Included in Combined Ratio (Underwriting Loss). The segment's underwriting result decreased $236.1 million to a loss of $238.9 million for the year ended December 31, 2017 compared to a loss of $2.9 million for the years ended December 31, 2016. The decrease was due to a higher combined ratio coupled with a lower level of net earned premiums in the year ended December 31, 2017 compared to the same period in 2016.

Specialty Program Segment Results of Operations 2016 Compared to 2015

Gross written premiums. Gross written premiums increased $87.8 million, or 6.7%, to $1,407.8 million for the year ended December 31, 2016 from $1,320.0 million for the year ended December 31, 2015. Gross written premiums increased period over period from the acquisition of Republic, which contributed $154 million of gross written premium, but was partially offset by the termination or reduction of certain workers' compensation programs and commercial package programs.

Net written premiums. Net written premiums increased $4.0 million, or 0.5%, to $883.0 million for the year ended December 31, 2016 from $879.0 million for the year ended December 31, 2015. The increase in net written premiums resulted from the increase of gross written premiums for the year ended December 31, 2016 compared to the year ended December 31, 2015, partially offset by the cession of a larger percentage of gross written premiums to reinsurers during 2016 compared to 2015. Our overall retention of gross written premiums for the segment was 62.7% and 66.6% for the years ended December 31, 2016 and 2015, respectively, primarily because we retain less of the acquired business from Republic as compared to the program business we had historically written prior to the Republic acquisition.

Net Earned Premium. Net earned premiums increased $91.3 million, or 11.0%, to $920.6 million for the year ended December 31, 2016 from $829.3 million for the year ended December 31, 2015. As premiums written are earned ratably over an annual period, the increase in net premium earned resulted from higher net written premiums for 2016 compared to 2015. Net earned premiums increased year over year proportionately more than net written premiums during the same comparative periods because, with the acquisition of Republic occurring mid-year 2016, more of the premium earned in this segment during 2016 was from our historic program business, which we retain at a higher rate than we retain the Republic business.

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $86.6 million, or 15.1%, to $658.3 million for the year ended December 31, 2016 compared to $571.7 million for the year ended December 31, 2015. Our loss ratio for the segment for the year ended December 31, 2016 increased to 71.5% from 68.9% for the year ended December 31, 2015. The increase in the loss ratio resulted from higher selected ultimate losses for current and prior accident year as compared to originally selected ultimate losses in prior accident years. As discussed in Note 11. "Short Duration Contracts," to our consolidated financial statements appearing elsewhere in this Form 10-K, this was the result of prior period adverse development, driven primarily by our commercial auto and general liability programs (including public entity, habitational and non-admitted programs). Our internal actuarial group, which added significant additional resources and expertise throughout 2015, confirmed, in 2016, adverse loss trends in these programs.  As a result, management has either terminated or re-underwritten the programs responsible for the adverse loss development.

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

Net earned premiums Less Expenses Included in Combined Ratio (Underwriting Income). The segment's underwriting result was a loss of $2.9 million compared with income of $28.7 million for the years ended December 31, 2016 and 2015, respectively. The decrease was due to a higher loss ratio in 2016 compared to 2015.

Cash and Investment Portfolio

The first priority of our investment strategy is preservation of capital, with a secondary focus on maximizing an appropriate risk adjusted return. We maintain sufficient liquidity from funds generated from operations to meet our anticipated insurance obligations and operating and capital expenditure needs, including debt service and additional payments in connection with our past producer network and renewal rights acquisitions. The excess funds will be invested in accordance with both the overall corporate investment guidelines as well as an individual subsidiary’s investment guidelines. Our investment guidelines are designed to maximize investment returns through a prudent distribution of cash and cash equivalents, fixed maturity securities and equity positions. Cash and cash equivalents include cash on deposit, commercial paper, pooled short-term money market funds and certificates of deposit with an original maturity of 90 days or less. Our fixed maturity securities include obligations of the U.S. Treasury or U.S. government agencies, obligations of local governments, obligations of foreign governments, obligations of U.S. and Canadian corporations, mortgages guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Farm Credit entities, and asset-backed securities and commercial mortgage obligations. Our equity securities include common stocks of U.S. and Canadian corporations.

Our cash and investment portfolio is summarized in the table below by type of investment:

	December 31, 2017		December 31, 2016
(Amounts in Thousands, except percentages)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,243,239	13.2%	$1,281,109	14.1%
Short-term investments	187,793	2.0	—	—
Other investments	212,026	2.3	152,187	1.7
U.S. treasury securities	324,113	3.5	330,654	3.6
U.S. government agencies	50,525	0.5	63,732	0.7
Municipals	1,045,527	11.1	854,170	9.4
Foreign government	151,734	1.6	152,876	1.7
Commercial mortgage back securities	412,732	4.4	177,994	2.0
Residential mortgage back securities:
Agency backed	556,429	5.9	1,210,385	13.3
Non-agency backed	6,777	0.1	61,229	0.7
Collateralized loan / debt obligations	600,531	6.4	484,405	5.3
Asset-backed securities	30,035	0.3	29,710	0.3
Corporate bonds	4,394,941	46.9	4,066,761	44.8
Preferred stocks	477	—	3,985	—
Common stocks	211,254	2.2	215,137	2.4
Less: Assets classified as held for sale (1)	(35,233)	(0.4)	—	—
Total cash and investment portfolio	$9,392,900	100.0%	$9,084,334	100.0%

(1)	For further information on our assets classified as held for sale, see Note 27. “Divestitures” to our consolidated financial statements included elsewhere in this Form 10-K.

Our cash and investment portfolio increased $0.3 billion, or 3.4%, to $9.4 billion at December 31, 2017 from $9.1 billion as of December 31, 2016. The cash and investment portfolio increased during the year ended December 31, 2017, primarily from the utilization of excess cash from our common stock offering and our sale of assets during 2017, partially offset by the $675.0 million premium payment to Premia. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. Our fixed maturity securities had a fair value of $7.5 billion and an amortized cost of $7.5 billion as of December 31, 2017. Our equity securities had a fair value of $211.7 million with a cost of $195.9 million as of December 31, 2017.

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2017 and 2016, as rated by Standard and Poor’s.

	December 31,
	2017	2016
U.S. Treasury	4.3%	4.5%
AAA	7.1	6.6
AA	27.2	32.6
A	34.7	28.9
BBB, BBB+, BBB-	24.2	24.2
BB, BB+, BB-	0.8	1.9
B, B+, B-	0.2	0.4
Other	1.5	0.9
Total	100.0%	100.0%

The fair value of our investments is subject to risks of fluctuations in credit quality and interest rates. We use various models and stress test scenarios to monitor and manage interest rate risk. We attempt to manage our interest rate risk by maintaining an appropriate relationship between the effective duration of the investment portfolio and the approximate duration of our liabilities (e.g., policy claims and debt obligations). The table below summarizes the average duration rate by type of fixed maturity security as well as detailing the average yield as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Average Yield%	Average Duration Rate in Years	Average Yield%	Average Duration Rate in Years
U.S. Treasury securities	1.16%	1.7	1.13%	2.2
U.S. government agencies	2.67	6.6	3.00	3.3
Foreign government	2.14	3.9	1.56	5.1
Corporate bonds	2.92	5.3	3.12	5.1
Municipal bonds	2.76	5.2	3.03	6.2
Collateralized loan / debt obligations	5.15	0.6	5.67	0.6
Mortgage and asset backed securities	3.23	4.5	3.21	4.9

As of December 31, 2017, the weighted average duration rate of our fixed maturity securities was approximately 4.6 years and had an average yield of 3.0%.

Other investments represented approximately 2.3% and 1.7% of our total cash and investment portfolio as of December 31, 2017 and 2016, respectively. At December 31, 2017, other investments consisted primarily of real estate partnerships of $88.2 million, private limited partnerships of $86.8 million, syndicated term loans totaling $20.3 million, and other investments totaling $15.8 million. At December 31, 2016, other investments consisted primarily of real estate partnerships totaling approximately $101.0 million, private limited partnerships totaling approximately $24.0 million, an interest in a syndicated term loan of approximately $15.0 million, and annuity and other investments totaling approximately $12.0 million.

We analyze our fixed maturity and equity securities in an unrealized loss position for OTTI each reporting period. There were no OTTI charges of our fixed maturity and equity securities classified as available-for-sale and other investments for the year ended December 31, 2017. Amounts for the years ended December 31, 2016 and 2015 are shown in the table below:

	Year Ended December 31,
	2016	2015
Equity securities recognized in earnings	$21,028	$1,276
Fixed maturity securities recognized in earnings	4,191	17,879
Other invested assets	6,440	—
Total OTTI charges	$31,659	$19,155

For further information on our OTTI policy, see Note 2. “Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this Form 10-K.

Additionally, we had gross unrealized losses of $75.3 million related to available-for sale fixed maturity securities and $3.0 million related to available-for-sale equity securities as of December 31, 2017.

As of December 31, 2017, we had $77.8 million of gross unrealized losses related to fixed maturity securities. Corporate bonds represent 58.3% of the fair value of our fixed maturity securities and 54.7% of the total gross unrealized losses of our fixed maturity securities. We own 2,625 purchase lots of corporate bonds in the financial institutions, industrial, and other sectors, which account for approximately 23.4%, 30.3% and 4.4%, respectively, of the total fair value of our fixed maturity securities, and 15.3%, 36.6% and 2.9%, respectively, of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and able to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost basis.

Our investment in marketable equity securities classified as available-for-sale consist of investments in preferred and common stock across a wide range of sectors. We evaluated the near-term prospects for recovery of fair value in relation to the severity and duration of the impairment and have determined in each case that the probability of recovery is reasonable and we have the ability and intent to hold these investments until a recovery of fair value. We believe the gross unrealized losses for equity securities classified as available-for-sale of $3.0 million as of December 31, 2017 are not material to our financial position.

The table below summarizes the gross unrealized losses of our available-for-sale fixed maturity securities and available-for-sale equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2017:

	Less than 12 Months		12 Months or More			Total
(Amounts in Thousands)	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. Treasury securities	$41,931	$(543)	$247,035		$(2,660)	$288,966	$(3,203)
U.S. government securities	48,744	(579)	469		(14)	49,213	(593)
Municipal bonds	171,328	(2,675)	178,738		(3,203)	350,066	(5,878)
Foreign government	57,399	(2,174)	17,093		(1,017)	74,492	(3,191)
Corporate bonds:
Finance	419,332	(9,669)	91,515		(2,225)	510,847	(11,894)
Industrial	437,126	(16,372)	255,384		(9,692)	692,510	(26,064)
Utilities	72,518	(2,104)	11,949		(142)	84,467	(2,246)
Commercial mortgage backed securities	81,498	(4,033)	157,458		(6,325)	238,956	(10,358)
Residential mortgage backed securities:
Agency backed	91,699	(4,655)	167,757		(6,738)	259,456	(11,393)
Non-agency backed	2,904	(33)	812		(67)	3,716	(100)
Collateralized loan / debt obligations	56,754	(266)	4,274		(67)	61,028	(333)
Asset-backed securities	7,101	(22)	3,138	1	(95)	10,239	(117)
Total fixed maturity securities	$1,488,334	$(43,125)	$1,135,622		$(32,245)	$2,623,956	$(75,370)
Equity securities:
Preferred stock	$477	$(22)	$—		$—	$477	$(22)
Common stock	16,527	(2,960)	119		(2)	16,646	(2,962)
Total equity securities	$17,004	$(2,982)	$119		$(2)	$17,123	$(2,984)

There are 2,113 securities at December 31, 2017 that account for the gross unrealized loss, none of which we deem to be OTTI. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being more likely than not that we will not be required to sell these investments before anticipated recovery of fair value to our cost basis.

For further information on our investments and related performance, see Note 3. “Investments” to our consolidated financial statements appearing elsewhere in this Form 10-K.

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

We may generate liquidity through a combination of debt or equity securities issuances, as well as financing through borrowing and sales of assets at the holding company. During 2017, we issued $300.0 million of common stock. During 2016, we issued $431.3 million of preferred stock. For further information on the issuances, see Note 21. “Stockholders' Equity” to our consolidated financial statements appearing elsewhere in this Form 10-K. We also generated liquidity during 2017 by the sale of assets. For further information on the sale and future sale of assets, see Note 6. “Investment in Life Settlement Contracts”, Note 15. "Related Party Transactions" and Note 27. "Divestitures" to our consolidated financial statements appearing elsewhere in this Form 10-K.

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund anticipated growth, by providing capital to increase the surplus of our insurance subsidiaries, as well as for payment of claims and operating expenses, payment of interest and principal on our debt facilities, required purchase of our convertible notes upon the occurrence of a "fundamental change", and other holding company expenses for at least the next twelve months. However, if our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected.

We earn a significant amount of our operating funds outside the U.S., which are deemed to be indefinitely reinvested in foreign jurisdictions. We currently do not intend or foresee a need to repatriate these funds. We expect existing domestic cash, short-term investments and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as payment of dividends, debt repayment and capital expenditures. If we should require more capital in the U.S. than is generated by our domestic operations (e.g., to fund significant discretionary activities such as business acquisitions or share repurchases), we could elect to repatriate future earnings from foreign jurisdictions.

The laws of the jurisdictions in which our insurance subsidiaries are organized regulate and restrict, under certain circumstances, their ability to pay dividends to us. As of December 31, 2017 and 2016, respectively, our insurance subsidiaries would have been permitted to pay dividends in the aggregate of approximately $824.0 million and $749.3 million, respectively. Our insurance subsidiaries paid dividends to us of $586.0 million, $18.0 million and $63.6 million in 2017, 2016 and 2015, respectively. In addition, the terms of our debt arrangements limit our ability to pay dividends on our common stock, and future borrowings may include prohibitions and restrictions on dividends. Additional information regarding our dividends is presented in “Item 1. Business — Regulation,” in “Item 1A. Risk Factors” and in “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchase of Equity Securities — Dividend Policy” appearing elsewhere in this Form 10-K.

We forecast claim payments based on our historical trends. We seek to manage the funding of claim payments by actively managing available cash and forecasting cash flows on a short-term and long-term basis. Cash payments for claims were $3,221.5 million, $2,545.4 million, and $1,866.3 million in 2017, 2016 and 2015, respectively. Historically, we have funded claim payments from cash flow from operations (principally premiums) net of amounts ceded to our third party reinsurers. We presently expect to maintain sufficient cash flow from operations to meet our anticipated claim obligations and operating and capital expenditure needs. Our total investment portfolio has increased from $8.9 billion (excluding $152.2 million of other investments) as of December 31, 2016 to $9.2 billion (excluding $212.0 million of other investments) as of December 31, 2017. We do not anticipate selling securities in our investment portfolio to pay claims or to fund operating expenses. Should circumstances arise that would require us to do so, we may incur losses on such sales, which would adversely affect our results of operations and financial condition and could reduce investment income in future periods.

The table below presents a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(375,297)	$916,703	$1,011,259
Investing activities	633,711	(1,605,987)	(1,639,041)
Financing activities	(57,856)	268,374	766,456
Effect of exchange rate changes on cash	50,854	(15,235)	(15,657)
Cash included in business classified as held for sale	(56,062)	—	—
Net increase (decrease) in cash and cash equivalents	$195,350	$(436,145)	$123,017

Comparison of Years Ended December 31, 2017 and 2016

Net cash used in operating activities was $375.3 million for the year ended December 31, 2017, compared to net cash provided of $916.7 million for the same period in 2016. The decrease in cash provided by operating activities was primarily due to a $675.0 million premium payment to Premia during the year ended December 31, 2017, as well as an increase in cash used in funding reinsurance recoverables and timing of collection on those recoverables. In addition, the decrease in cash provided by operating activities was also impacted by an increase in claim payments. Cash payments for claims were approximately $3,222 million and $2,545 million in the years ended December 31, 2017 and 2016, respectively.

Net cash provided by investing activities was $633.7 million for the year ended December 31, 2017, compared to net cash used of $1,606.0 million for the year ended December 31, 2016. The increase in cash provided by investing activities was primarily due to an increase in cash received from sales of fixed maturity securities and equity securities, common shares of NGHC, life settlement contracts, and the NPS system. Please see Note 15. "Related Party Transactions" for additional information on the sales of NGHC shares and of the NPS system and Note 6. "Investment in Life Settlement Contracts" for additional information on the sale of life settlement contracts.

Net cash used in financing activities was $57.9 million for the year ended December 31, 2017, compared to net cash provided of $268.4 million for the year ended December 31, 2016. The decrease in cash provided by financing activities was primarily due to increased cash used to settle repurchase agreements, partially offset by cash received from the issuance of common stock through a private placement. Additional information on the private placement is presented in Note 15. "Related Party Transactions" to our consolidated financial statements appearing elsewhere in this Form 10-K.

Comparison of Years Ended December 31, 2016 and 2015

Net cash provided by operating activities was approximately $916.7 million for the year ended December 31, 2016, compared to $1,011.3 million for the same period in 2015.

Net cash used in investing activities was $1,606.0 million for the year ended December 31, 2016 and $1,639.0 million for the year ended December 31, 2015. The decrease in cash used in investing activities was primarily due to decreases in net purchases of fixed maturity and equity securities, capital expenditures and life settlement contract payouts. The decrease in cash used in investing activities was partially offset by an increase in cash used for acquisitions and increases of restricted cash.

Net cash provided by financing activities was $268.4 million for the year ended December 31, 2016 compared to $766.5 million for the year ended December 31, 2015. The decrease in cash provided by financing activities was primarily attributable to decreases in issuances of common stock and preferred stock and cash received in the year ended December 31, 2015 for the issuance of subordinated debt. The decrease in cash provided by financing activities was partially offset by increases in dividend payments to common and preferred stockholders, cash received in the year ended December 31, 2016 from entering into repurchase agreements, and cash paid in the year ended December 31, 2015 for the settlement of convertible debt.

Credit Sources

Debt

During the year ended December 31, 2017, our debt increased $53.8 million. This increase is primarily attributable to $109.0 million in secured loan agreements entered into in 2017 to finance the purchase of buildings and $7.0 million current year accretion of discount on our convertible notes, partially offset by $63.0 million in principal payments made in 2017. Interest expense, including amortization of the deferred origination costs and fees associated with letters of credit, on our debt was $98.3 million, $79.5 million, and $55.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in interest expense is primarily due to increased average indebtedness from year to year.

For further information on our debt, including interest rates, applicable restrictive covenants and events of default, see Note 13. “Debt” to our consolidated financial statements appearing elsewhere in this Form 10-K.

Other Sources of Liquidity

In November 2016, one of our subsidiaries became a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Through membership, we have access to secured cash advances that can be used for supplemental liquidity purposes or other operational needs, as deemed appropriate by management.  The amount of advances our subsidiary can take is dependent on eligible asset types available for pledge to secure the advances, which is limited by the statutory admitted assets and capital and surplus of the member subsidiary. As of December 31, 2017, we had no outstanding borrowings with the FHLB.

Short-term borrowings

During the last three years, we did not engage in short-term borrowings to fund our operations or for liquidity purposes. As discussed above, our insurance subsidiaries create liquidity by collecting and investing insurance premiums in advance of paying claims. Details about our investment portfolio can be found under Note 3. "Investments” to the consolidated financial statements appearing elsewhere in this Form 10-K.

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
In our proportional reinsurance programs, we generally receive a commission on the premium ceded to reinsurers. This “ceding commission” compensates our insurance companies for the direct costs associated with production of the business, the servicing of the business during the term of the policies ceded, and the costs associated with placement of reinsurance that benefits the proportional programs. In addition, certain of our reinsurance treaties allow us to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers may arrange for the placement of this reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers. We also place reinsurance with direct reinsurance markets and enter reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit. In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates that we believe to be financially sound. We carefully monitor the credit quality of our reinsurers when we place new and renewal reinsurance, as well as on an ongoing, current basis. We use objective criteria to select and retain our reinsurers, including requiring them to be fully collateralized, maintain minimum surplus of $500.0 million or have a financial strength rating of “A-” or better from A.M. Best or Standard & Poor's Corporation. We approve exceptions to these criteria when warranted.

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

The following table summarizes the top ten reinsurers that account for approximately 68% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2017:

(Amounts in Thousands)	A.M. Best Rating	Amount Recoverable as of December 31, 2017
Reinsurer (1)
Maiden Reinsurance Ltd. (2)	A -	$3,026,834
National Workers’ Compensation Reinsurance Pool (NWCRP) (3)	NR	285,321
Safety National Casualty Corporation	A+	230,908
XL America Reinsurance Inc.	A	136,841
Swiss Reinsurance America Corporation	A+	107,235
Hartford Fire Insurance Company	A+	94,459
JRG Reinsurance Company Ltd.	A	90,432
Maiden Reinsurance North America Inc. (2)	A -	68,508
Partner Reinsurance Company of the US	A	51,951
Third Point Reinsurance Company Ltd.	A -	51,700

(1)	Does not include our adverse loss development cover agreement with Premia. See Note 14. "Reinsurance" to our consolidated financial statements appearing elsewhere in this Form 10-K.

(2)	On March 2, 2018, A.M. Best downgraded Maiden Reinsurance Ltd. and Maiden Reinsurance North America Inc. from an "A" (Excellent) to an "A-" (Excellent).

(3)
As per the NWCRP Articles of Agreement, reinsurance is provided through a 100% quota share reinsurance agreement entered into among the servicing carrier (TIC) and the participating companies (all carriers writing in the state) pursuant to the Articles of Agreement.

Reinsurance Programs and Retentions

The following tables provide a summary of our primary treaty reinsurance programs as of December 31, 2017 for the U.S. and internationally:

	2017 Domestic and International Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Workers’ Compensation, Excess of Loss	$10,000,000	$710,000,000	100% of $700,000,000
Property, Per Risk Excess of Loss	3,000,000	36,000,000	100% of $33,000,000
Property, Catastrophe Excess of Loss	20,000,000	830,000,000	100% of $810,000,000
Surety, Excess of Loss	500,000	30,000,000	89% of $29,500,000
Casualty/Professional, Excess of Loss	3,000,000	50,000,000	100% of $47,000,000
Umbrella, Quota Share	1,500,000	10,000,000	100% of $8,500,000
Equipment Breakdown, Quota Share	—	100,000,000	100% of $100,000,000
Property, Per Risk Excess of Loss (AEL)	640,000	6,400,000	100% of $5,760,000
Property, Catastrophe Excess of Loss (AEL and ATL)	6,000,000	78,000,000	100% of $72,000,000
Property, Per Risk Excess of Loss (ATL)	2,500,000	10,000,000	100% of $7,500,000
Surety, Excess of Loss and Quota Share (AEL)	5,650,000	39,550,000	100% of $33,900,000
Casualty, Excess of Loss (AEL)	3,000,000	15,000,000	100% of $12,000,000
Accident and Health, Excess of Loss (AEL)	800,000	25,600,000	100% of $24,960,000
Car Care, Excess of Loss (AEL)	1,000,000	65,000,000	100% of $64,000,000
Medical Malpractice, Quota Share (AEL)	10,400,000	13,000,000	20% of $13,000,000
Medical Malpractice, Quota Share (AIUL)	7,800,000	13,000,000	40% of $13,000,000
Personal Accident, Excess of Loss (ATL)	2,000,000	60,000,000	100% of $58,000,000
Pecuniary Risks (AEL and ATL)	3,000,000	49,000,000	100% of $46,000,000

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

Adverse Loss Development Cover Agreement

For additional information, please refer the discussion above under "Overview - Adverse Loss Development Cover Agreement" and Note 14. "Reinsurance" to our consolidated financial statements appearing elsewhere in this Form 10-K.

Maiden Quota Share

In 2007, we entered into a master agreement with Maiden, as amended, by which the parties caused our Bermuda subsidiary, AII, and Maiden Reinsurance Ltd. ("Maiden Reinsurance") to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended. Under this agreement, AII retrocedes to Maiden Reinsurance certain lines of business assumed by AII from our U.S., Irish and U.K. (excluding Motors Insurance Company Limited, AMT Mortgage Insurance Limited and the Lloyd's syndicates) insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of our U.K. insurance subsidiary, AEL, net of commissions), an amount equal to 40% of the premium written by the AmTrust Ceding Insurers. AII also retrocedes 40% of losses. Effective July 1, 2018, with respect to AEL only, AII will assume from AEL and AII will retrocede to Maiden Reinsurance an amount equal to 20% of AEL's premium and 20% of related losses. Certain business that we commenced writing after the effective date of the Maiden Quota Share, including, among other lines, our European medical liability business included in the table above and business assumed from Tower Group International, Ltd. pursuant to the cut through reinsurance agreement, is not ceded to Maiden Reinsurance under the Maiden Quota Share (ceded business defined as “Covered Business”).

AII receives a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission is 34.375%. With regards to the Specialty Program portion of

Covered Business only, we will be responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which will be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% (the “Specialty Program Loss Corridor”). For purposes of determining whether the loss ratio falls within the Specialty Program Loss Corridor, workers’ compensation business written in our Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation.

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

We, through our subsidiaries AEL and AIU, have a reinsurance agreement with Maiden Reinsurance by which we cede to Maiden Reinsurance a percentage of our European medical liability business, including business in force at April 1, 2011. From April 1, 2011 through June 30, 2016, that percentage ceded by both AEL and AIU was 40%. Effective July 1, 2016, the percentage ceded by AEL decreased to 32.5%, and, effective July 1, 2017, decreased to 20%. The quota share had an initial term of one year and has been renewed through March 31, 2019. The agreement can be terminated at any April 1 by either party on four months’ prior written notice. Maiden Reinsurance pays us a 5% ceding commission, and we will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%. We did not receive any profit commissions for this business for the years ended December 31, 2017 or 2016.

We recorded approximately $609.3 million, $599.5 million and $510.8 million of ceding commission for the years ended December 31, 2017, 2016 and 2015, respectively, as a result of the Maiden Quota Share.

Contractual Obligations and Commitments

The following table sets forth certain of our contractual obligations as of December 31, 2017:

	Payment Due by Period
(Amounts in Thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Loss and loss adjustment expenses (1)	$12,138,768	$1,940,801	$5,501,359	$2,392,965	$2,303,643
Loss-based insurance assessments (2)	48,237	8,052	21,595	9,285	9,305
Operating lease obligations	125,409	26,237	44,210	33,182	21,780
Purchase obligations (3)	75,367	32,808	32,224	8,849	1,486
Employment agreement obligations	36,205	21,513	13,747	945	—
Life insurance policy premiums related to life settlement contracts (4)	18,718	1,555	3,343	4,435	9,385
Funding commitments (5)	18,157	18,157	—	—	—
Debt and interest (6)	2,744,458	76,031	479,356	143,284	2,045,787
Total	$15,205,319	$2,125,154	$6,095,834	$2,592,945	$4,391,386

(1)
The loss and loss adjustment expense payments due by period in the table above are based upon the loss and loss adjustment expense estimates as of December 31, 2017 and actuarial estimates of expected payout patterns and are not contractual liabilities as to a time certain. Our contractual liability is to provide benefits under the policy. As a result, our calculation of loss and loss adjustment expense payments due by period is subject to the same uncertainties associated with determining the level of loss and loss adjustment expenses generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our loss and loss adjustment expense estimate process, see “Item 7. Critical Accounting Policies — Loss Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the table above to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns. See “Item 7. Critical Accounting Policies — Risks Related to Our Business — Our loss reserves are based on estimates and may be inadequate to cover our actual losses” for a discussion of the uncertainties associated with estimating loss and loss adjustment expenses.

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

(4)
As of December 31, 2017, we owned 6 life settlement contracts with a fair value of $20.8 million. In order for us to derive the economic benefit of the face value of the policies, we are required to make these premium payments. The contractual obligations are on a consolidated basis. As we have a 50% ownership interest in these life insurance policies, NGHC has an obligation for 50% of the above contractual obligations.

(5)
Includes commitments to further fund our other investments. For additional information on our other investments, see Note 2. "Significant Accounting Policies" to our consolidated financial statements appearing elsewhere in this Form 10-K.

(6)
The interest related to the debt by period is as follows: $68.8 million — less than 1 year, $122.4 million — 1 – 3 years, $116.4 million — 3 – 5 years and $965.2 million — more than 5 years. In addition, included within debt and interest is $168.0 million related to the Maiden collateral loan and $6.1 million of associated interest.

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

Interest Rate Risk. We had fixed maturity securities with a fair value of $7.5 billion and amortized cost of $7.5 billion as of December 31, 2017 that are subject to interest rate risk. Interest rate risk is the risk that we may incur losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of our fixed maturity securities. We manage our exposure to interest rate risk through a disciplined asset and liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of our liability and capital position.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2017 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. We anticipate that we will continue to meet our obligations out of income. We classify our fixed securities and equity securities primarily as available-for-sale. Temporary changes in the fair value of our fixed maturity securities impact the carrying value of these securities and are reported in our stockholders’ equity as a component of other comprehensive income, net of deferred taxes.

The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our stockholders’ equity, each as of December 31, 2017.

(Amounts in Thousands, except percentages) Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
200 basis point increase	$6,850,930	$(687,181)	(16.1)%
100 basis point increase	7,187,305	(350,806)	(8.2)%
No change	7,538,111	—	—
100 basis point decrease	7,900,818	362,707	8.5%
200 basis point decrease	8,288,324	750,213	17.6%

Changes in interest rates would affect the fair market value of our fixed rate debt obligations but would not have an impact on our earnings or cash flow. We currently have $1,472.0 million of debt instruments (including a $168.0 million Maiden collateral loan) of which $947.0 million are fixed rate debt instruments. A fluctuation of 100 basis points in interest on our variable rate debt instruments, which are tied to LIBOR, would affect our earnings and cash flows by $5.2 million before income tax, on an annual basis, but would not affect the fair market value of the variable rate debt.

Liquidity Risk. Liquidity risk represents our potential inability to meet all payment obligations when they become due and the risk stemming from the lack of marketability of an investment security that cannot be bought or sold quickly enough to realize cash. We maintain sufficient cash and highly rated marketable securities, including U.S. Treasuries, to fund claim payments and operations. Additionally, we maintain several line of credit facilities and have the ability to enter into repurchase agreements as additional sources of liquidity. We purchase reinsurance coverage to mitigate the risk of an unexpected rise in claims severity or frequency from catastrophic events or a single large loss. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly.

Credit Risk. Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities and the financial condition of our third party reinsurers. Additionally, we have counter-party credit risk with our repurchase agreement counter-parties.

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

We are subject to credit risk with respect to our third party reinsurers. Although our third party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that are fully collateralized, maintain minimum surplus of $500.0 million or have an A.M. Best rating of “A-” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance.”

Counter-party credit risk with our repurchase agreement counter-parties is mitigated by obtaining collateral. We obtain collateral in the amount of 110% of the value of the securities we have sold with agreement to repurchase. Additionally, repurchase agreements are only transacted with pre-approved counter-parties.

Foreign Currency Risk. We write insurance in the United Kingdom and certain other European Union member countries through several of our foreign insurance subsidiaries. While the functional currencies of these subsidiaries are the Euro and British Pound, we write coverages that are settled in local currencies, including, primarily, the Euro and British Pound. We attempt to maintain sufficient local currency assets on deposit to minimize our exposure to realized currency losses. Assuming a 5% increase in the exchange rate of the local currency in which the claims will be paid and that we do not hold that local currency, we would recognize approximately $123.4 million in before tax realized currency loss based on our outstanding foreign denominated reserves of approximately $2,467.5 million at December 31, 2017.

Equity Price Risk.  Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio, which include common stocks, non-redeemable preferred stocks and master limited partnerships. We classify our portfolio of equity securities either as available-for-sale or trading and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and a decrease in our stockholders’ equity. As of December 31, 2017, the equity securities in our investment portfolio had a fair value of $211.7 million, representing approximately 2.3% of our total invested assets on that date.

The table below illustrates the impact on our equity portfolio and financial position given a hypothetical movement in the broader equity markets. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the carrying value of our equity portfolio and on stockholders’ equity as of December 31, 2017.

(Amounts in Thousands, except percentages) Hypothetical Change in S&P 500 Index	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
25% increase	$264,664	$52,933	1.2%
No change	211,731	—	—
25% decrease	158,798	(52,933)	(1.2)

Off Balance Sheet Risk. We do not have any material off balance sheet risk as of December 31, 2017.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules at page F-1 are filed as part of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A.

Item 9A. Controls and Procedures

(a)    Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and CFO have concluded that, as of December 31, 2017, due to the identification of a material weakness in our internal control over financial reporting as further described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

To address the material weakness described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements and disclosures included in this Annual Report on Form 10-K fairly present, in all material respects, in accordance with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

(b)    Management Report on Internal Control Over Financial Reporting

We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management excluded from its assessment the operations of AHC Insurance Company (formerly named AmeriHealth Casualty Insurance Company), Automotive Assurance Group, LLC, Dent Wizard Ventures Limited, and PDP Group, which were acquired during 2017 and are included in our consolidated balance sheet, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended. These companies constituted approximately 1.51% of total assets as of December 31, 2017, and approximately 2.09% of total revenues for the year ended December 31, 2017.

Based on this assessment, we did not have effective control activities over the following:

•	the completeness and accuracy of data inputs used in the measurement of deferred acquisition costs;

•
the valuation of goodwill, specifically, management review controls did not adequately determine or document the level of precision used to identify and investigate outliers over the cash flow projections at the line of business and reporting unit level used in the goodwill impairment test, and the allocations used in determination of reporting unit carrying value; and

•	the completeness and accuracy of intercompany eliminations for specific internal service management subsidiaries and intercompany agreements.

These ineffective control activities resulted from an insufficient complement of personnel with adequate time to design, implement and operate these controls.

Certain of these control deficiencies resulted in material misstatements in Accrued expenses and other liabilities and Acquisition costs and other underwriting expenses that were corrected prior to issuance of the 2017 consolidated financial statements, and an immaterial misstatement in Deferred policy acquisition costs that was not corrected. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and, therefore, we concluded that the deficiencies represent a material weakness in internal control over financial reporting and our internal control over financial reporting is not effective as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm, has expressed an adverse opinion on the effectiveness of our internal control over financial reporting and its adverse report appears on page 83 in this Annual Report on Form 10-K.

(c)    Changes in Internal Control Over Financial Reporting

To address the prior year material weaknesses of (1) insufficient resources in the Corporate Accounting and Corporate Financial Reporting Groups, and (2) ineffective assessment of the risks of material misstatement in financial reporting, management continues to implement enhancements to our internal control over financial reporting as described below in section (d). These remediation efforts represented changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected our internal control over financial reporting.

We have undertaken several actions during 2017 to enhance the control environment as a result of the identification of the material weaknesses previously disclosed in the 2016 Form 10-K, specifically:

•
Enhanced and executed process-level controls over the affected areas, including redesign of management review controls and account reconciliations. The financial leadership and Sarbanes-Oxley teams worked with process owners to identify, document and evaluate financial reporting risks and related control activities over the preparation, analysis and review of significant balances and adjustments necessary to achieve accurately stated consolidated financial statements and related disclosures in accordance with GAAP. Management implemented controls in affected areas impacting prior year material weaknesses, specifically subsidiary close and consolidation adjustments, segregation of duties related to the creation and posting of a discrete number of journal entries, foreign exchange, deferred acquisition costs, goodwill impairment, warranty administration services revenue, capitalized costs, period-end expense accruals and the statements of cash flows and other comprehensive income, and associated disclosures.

•
Implemented and communicated certain U.S. GAAP accounting policies to all Finance personnel. Additionally, provided training and education regarding the application of these accounting policies to senior leaders of the department with a goal of extending to all appropriate personnel, and will continue to implement other policies in 2018.

Management believes that significant progress has been made in enhancing internal control over financial reporting through the period ended December 31, 2017. However, the material weakness described in Management Report on Internal Control Over Financial Reporting above has not been fully remediated due to insufficient evidence of sustainability as to the design and operating effectiveness of the related controls. Management will continue to enhance internal control over financial reporting throughout 2018 and will make further changes as management deems appropriate.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)    Status of Remediation Actions

Management continues to enhance and strengthen existing controls to help ensure compliance at the subsidiary level with company policies and procedures; specifically for deferred acquisition costs, goodwill impairment test process, and subsidiary close process for specific internal service management subsidiaries and agreements as follows:

•
Enhance the related process level controls for deferred acquisition costs including (a) a documented accounting policy, (b) new experienced accounting team responsible for the process, (c) addition of new process level controls and management review controls, and (d) analysis and reconciliation of the data inputs into what was classified as deferred acquisition costs;

•
Enhance the related process level controls for the goodwill impairment test calculations including (a) new experienced accounting team responsible for the process, and (b) redesign procedures, controls, documentation, and management review over the consolidated group level projections, and third party valuation and impairment test calculations. To further improve the process going forward, we are implementing controls over management's precision of review over the projections at the line of business level that include detailed procedures to the reporting units on how to document this assessment to demonstrate the operating effectiveness prior to the consolidated level process mentioned above; and

•
The new controller hired for the preparation of a specific internal service management subsidiary financial statements is enhancing management review controls, and the processes and controls surrounding the preparation of this subsidiary’s financial statements are being enhanced including: the preparation, analysis and review of transactions and the execution of significant account reconciliations including intercompany transactions.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
AmTrust Financial Services, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AmTrust Financial Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and financial statement schedules I to IV and VI (collectively, the consolidated financial statements), and our report dated March 16, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective control activities over the measurement of deferred acquisition costs, valuation of goodwill and intercompany eliminations for specific internal service management subsidiaries and intercompany agreements as a result of an insufficient complement of personnel with adequate time to design, implement, and operate these controls has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
The Company acquired AHC Insurance Company (formerly named AmeriHealth Casualty Insurance Company, Automotive Assurance Group, LLC, Dent Wizard Ventures Limited, and PDP Group during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, AHC Insurance Company’s, Automotive Assurance Group, LLC’s, Dent Wizard Ventures Limited’s and PDP Group’s internal control over financial reporting associated with 1.51% of total assets and 2.09% total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of AHC Insurance Company, Automotive Assurance Group, LLC, Dent Wizard Ventures Limited and PDP Group.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(signed) KPMG LLP

New York, New York
March 16, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement for our Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Board Committees” and “Security Ownership of Management – Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2018.

Our Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer, is available in the “Corporate Governance” section of the Investor Relations page of our website, www.amtrustfinancial.com. Information included on our website is not part of this Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by Item 12 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2018.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2017 under the AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	6,340,771	$8.71	3,661,597
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	6,340,771	$8.71	3,661,597

(1)
Includes restricted stock unit awards that, upon vesting, provide the holder with the right to receive common shares on a one-to-one basis. Performance share units are included at their target value. Additional information regarding these awards is presented in Note 17. “Share Based Compensation” to our consolidated financial statements appearing elsewhere in this Form 10-K.

(2)	Only applies to outstanding options, as restricted stock units and performance share units do not have exercise prices.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Independence of Directors.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2018.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in our Proxy Statement under the captions “Information Regarding Independent Public Accountants – Audit and Non-Audit Fees” and “Information Regarding Independent Public Accountants – Pre-approval Policies and Procedures of the Audit Committee.” The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC on or before April 30, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Documents filed as part of this report: The financial statements and financial schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.

(b)	Exhibits:

Exhibit No.	Description
2.1**
Contribution and Stock Purchase Agreement, dated as of November 3, 2017, by and between the Company, FeeCo Holdings LP, and Mayfield Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on November 6, 2017)

2.2	Amendment No. 1 to the Contribution and Stock Purchase Agreement, dated as of February 28, 2018, by and between the Company, Mayfield Holdings LLC and MH JV Holdings, L.P. (filed herewith)
2.3**
Agreement and Plan of Merger, dated as of March 1, 2018, by and among the Company, Evergreen Parent, L.P. and Evergreen Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 1, 2018)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2016)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on May 18, 2017)
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

Exhibit No.	Description
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

4.9	Form of 6.125% Notes due 2023 (included as Exhibit A to Exhibit 4.15) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 15, 2013)
4.10
Form of 2.75% Convertible Senior Notes due 2044 (included as Exhibit A to Exhibit 4.17) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 11, 2014)

4.11
Form of 7.25% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.18) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 18, 2015)

4.12
Form of 7.50% Subordinated Notes due 2055 (included as Exhibit A to Exhibit 4.19) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 16, 2015)

4.13
Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (No. 001-33143) filed on December 21, 2011)

4.14
First Supplemental Indenture, dated as of December 21, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 21, 2011)

4.15
Second Supplemental Indenture, dated as of August 15, 2013, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 15, 2013)

4.16
Third Supplemental Indenture, dated as of December 10, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 11, 2014)

4.17
Fourth Supplemental Indenture, dated as of December 15, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 11, 2014)

4.18
Fifth Supplemental Indenture, dated as of June 18, 2015, by and between the Company and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 18, 2015)

4.19
Sixth Supplemental Indenture, dated as of September 16, 2015, by and between the Company and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 16, 2015)

4.20
Deposit Agreement, dated July 1, 2014, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)

4.21
Deposit Agreement, dated September 16, 2014, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)

4.22
Deposit Agreement, dated March 19, 2015, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015)

4.23
Deposit Agreement, dated March 15, 2016, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 15, 2016)

4.24
Deposit Agreement, dated September 27, 2016, among the Company and American Stock Transfer and Trust Company, LLC and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 27, 2016)

4.25	Form of depositary receipt (included as Exhibit A to Exhibit 4.20) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)
4.26	Form of depositary receipt (included as Exhibit A to Exhibit 4.21) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)

Exhibit No.	Description
4.27	Form of depositary receipt (included as Exhibit A to Exhibit 4.22) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015)
4.28	Form of depositary receipt (included as Exhibit A to Exhibit 4.23) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 15, 2016)
4.29	Form of depositary receipt (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 27, 2016)
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
10.2*
AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 29, 2016)

10.3*
Employment Agreement, dated as of January 1, 2005, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.4*
Amendment to Employment Agreement, dated October 6, 2010, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on October 7, 2010)

10.5*
Second Amendment to Employment Agreement, dated March 22, 2013, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.6*
Amendment to Employment Agreement, dated April 5, 2017, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on May 10, 2017)

10.7*
Employment Agreement, dated November 22, 2010, by and between the Company and Max G. Caviet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on November 23, 2010)

10.8*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.9*
Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)

10.10*
Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.11*
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.12*	Amendment No. 4 to Employment Agreement, dated December 27, 2017, by and between the Company and Christopher M. Longo (filed herewith)
10.13*
Amended and Restated Employment Agreement, dated June 13, 2017, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 13, 2017)

10.14*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.15*
Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)

10.16*
Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.17*
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

Exhibit No.	Description
10.18*	Amendment No. 4 to Employment Agreement, dated December 14, 2017 by and between the Company and Michael J. Saxon (filed herewith)
10.19*
Employment Agreement, dated August 8, 2017, by and between the Company and Adam Karkowsky (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on August 10, 2017)

10.20*
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.21
Master Agreement dated July 3, 2007 between the Company and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 14, 2007)

10.22
First Amendment to Master Agreement dated September 17, 2007 between the Company and Maiden Holdings, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 19, 2007)

10.23
Amended and Restated Quota Share Reinsurance Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2009)

10.24
Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement, dated July 26, 2011, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

10.25
Endorsement No. 2 to the Amended and Restated Quota Share Reinsurance Agreement, dated March 7, 2013, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed March 11, 2013)

10.26
Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Agreement, effective September 30, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed August 9, 2016)

10.27
Quota Share Reinsurance Agreement, dated April 1, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd., as amended by Endorsement No. 1 to the Quota Share Reinsurance Agreement, dated July 26, 2011, among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 4, 2011)

10.28
Endorsement No. 2 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2012)

10.29
Endorsement No. 3 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 14, 2016)

10.30
Endorsement No. 4 to the Quota Share Reinsurance Agreement among AmTrust Europe Ltd., AmTrust International Underwriters Limited, and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 14, 2016)

10.31^
Aggregate Reinsurance Agreement, effective June 30, 2017, by and between AmTrust International Insurance, Ltd.,Technology Insurance Company, Wesco Insurance Company and Premia Reinsurance Ltd. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2017)

10.32*
Amended and Restated AmTrust Financial Services, Inc. 2007 Executive Performance Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 31, 2015)

10.33*
Form of Incentive Stock Option Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.34*
Form of Non-qualified Stock Option Agreement for Non-Employee Directors, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.35*
Form of Restricted Stock Agreement, amended and restated effective November 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2011)

10.36*
Form of Restricted Stock Unit Agreement, amended and restated effective May 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2017)

10.37
Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, KeyBank National Association and SunTrust Bank, as Co-Syndication Agents, Lloyd’s Bank PLC and Associated Bank, as Co-Documentation Agents and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 12, 2014)

Exhibit No.	Description
10.38
Amendment No. 1, dated November 26, 2014, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 2, 2015)

10.39
Amendment No. 2, dated April 8, 2015, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on April 13, 2015)

10.40
Amendment No. 3, dated September 8, 2015, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 10, 2015)

10.41
Amendment No. 4, dated February 26, 2016, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on February 29, 2016)

10.42
Amendment No. 5, dated May 12, 2016, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on May 12, 2016)

10.43
Amendment No. 6, dated July 13, 2016, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 15, 2016)

10.44
Amendment No. 7, dated December 19, 2016, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on December 22, 2016)

10.45
Amendment No. 8, effective March 1, 2017, to the Credit Agreement, dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on March 3, 2017)

10.46
Amendment No. 9, effective December 20, 2017, to the Credit Agreement dated September 12, 2014, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on December 21, 2017)

10.47
Restatement Agreement, dated July 28, 2016, among the Company as Administrative Agent, ACP Re, Ltd., Tower Group International, Ltd., ACP Re Holdings, LLC, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 21, 2016)

10.48
Amended and Restated Credit Agreement, dated September 20, 2016, among the Company as Administrative Agent, ACP Re Holdings, LLC, the Michael Karfunkel Family 2005 Trust, and AmTrust International Insurance, Ltd. and National General Re Ltd., as Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 21, 2016)

10.49
Master Services Agreement between AmTrust North America, Inc. and National General Management Corp., dated February 22, 2012 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed March 15, 2012)

10.50
Amending and Restating Agreement related to the £455,000,000 Facility Agreement dated November 8, 2017, among the Company, AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited, AmTrust Corporate Member Two Limited, ANV Corporate Name Limited, AmTrust International Insurance, Ltd., ING Bank N.V., London Branch, The Bank of Nova Scotia, London Branch and Bank of Montreal, London Branch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on November 13, 2017)

10.51
Amendment Agreement, dated December 20, 2017, related to the £455,000,000 Facility Agreement dated November 8, 2017, among the Company, AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited, AmTrust Corporate Member Two Limited, ANV Corporate Name Limited, AmTrust International Insurance, Ltd., ING Bank N.V., London Branch, The Bank of Nova Scotia, London Branch and Bank of Montreal, London Branch (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on December 21, 2017)

Exhibit No.	Description
10.52
Term Promissory Note, dated April 18, 2016, issued by the Company in favor of Delek Finance US Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on April 20, 2016)

10.53
Letter Agreement, dated June 28, 2017, related to Term Promissory Note, dated April 16, 2016, issued by the Company in favor of Delek Finance US Inc. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on August 9, 2017)

10.54
Common Stock Purchase Agreement, dated May 25, 2017, by and among the Company and each of the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on May 25, 2017)

10.55	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (No. 001-33143) filed on May 25, 2017)
10.56
Asset Purchase and License Agreement, dated September 13, 2017, by and between AmTrust North America, Inc. and National General Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on September 18, 2017)

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
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) the Notes to the Consolidated Financial Statements (submitted electronically herewith)

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Company may be participants.
**
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted Schedules upon request of the Securities and Exchange Commission.

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTRUST FINANCIAL SERVICES, INC.
March 16, 2018	By:	/s/ Adam Karkowsky
Name: Adam Karkowsky Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry D. Zyskind	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2018
Barry D. Zyskind

/s/ Adam Karkowsky	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2018
Adam Karkowsky

/s/ Leah Karfunkel	Director	March 16, 2018
Leah Karfunkel

/s/ George Karfunkel	Director	March 16, 2018
George Karfunkel

/s/ Donald DeCarlo	Director	March 16, 2018
Donald DeCarlo

/s/ Susan Fisch	Director	March 16, 2018
Susan Fisch

/s/ Abraham Gulkowitz	Director	March 16, 2018
Abraham Gulkowitz

/s/ Raul Rivera	Director	March 16, 2018
Raul Rivera

AMTRUST FINANCIAL SERVICES, INC.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
AmTrust Financial Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AmTrust Financial Services, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and financial statement schedules I to IV and VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

New York, New York
March 16, 2018

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AmTrust Financial Services, Inc.
New York, New York

We have audited the consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of AmTrust Financial Services, Inc. for the year ended December 31, 2015 and related financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows of AmTrust Financial Services, Inc. for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York
February 29, 2016 (except for the restatement described in Note 3 to the 2016 Financial Statements which are not presented herein which is as of April 3, 2017)

AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED BALANCE SHEETS (In Thousands, Except Par Value per Share)

	December 31,
ASSETS	2017		2016
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost $7,408,735; $7,315,041)	$7,488,290		$7,398,134
Fixed maturity securities, trading, at fair value (amortized cost $52,171; $29,081)	49,821		33,782
Equity securities, available-for-sale, at fair value (cost $93,580; $126,670)	114,695		137,162
Equity securities, trading, at fair value (cost $102,342; $76,163)	97,036		81,960
Short-term investments	187,793		—
Equity investment in unconsolidated subsidiaries – related parties	—		151,332
Other investments (related party $56,601; $72,328)	212,026		152,187
Total investments	8,149,661		7,954,557
Cash and cash equivalents	763,121		567,771
Restricted cash and cash equivalents	480,118		713,338
Accrued interest and dividends	64,364		54,680
Premiums receivable, net	2,784,848		2,802,167
Reinsurance recoverable (related party $3,026,834; $2,452,242)	6,131,357		4,329,521
Prepaid reinsurance premiums (related party $1,172,332; $1,133,485)	2,137,347		1,994,092
Federal income tax receivable	73,911		110,315
Deferred policy acquisition costs	922,857		928,920
Assets held for sale	900,903		—
Property, equipment and software, net	453,378		314,332
Goodwill	552,892		686,565
Intangible assets, net	380,823		556,560
Other assets (related party $271,401; $161,845; recorded at fair value $20,808; $356,856)	1,423,050		1,601,850
Total assets	$25,218,630		$22,614,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$12,138,768		$10,140,716
Unearned premiums	5,279,239		4,880,066
Ceded reinsurance premiums payable (related party $402,461; $633,638)	809,628		804,882
Reinsurance payable on paid losses	—		15,960
Funds held under reinsurance treaties	83,588		70,868
Note payable on collateral loan – related party	167,975		167,975
Securities sold but not yet purchased, at fair value	75,462		36,394
Securities sold under agreements to repurchase, at contract value	—		160,270
Liabilities held for sale	761,679	—	—
Deferred gain on retroactive reinsurance	330,029		—
Debt (net of debt issuance cost of $15,027, $15,960)	1,288,721		1,234,900
Accrued expenses and other liabilities (recorded at fair value $78,536; $76,840)	913,474		1,635,666
Total liabilities	21,848,563		19,147,697
Commitments and contingencies
Redeemable non-controlling interest	1,853		1,358
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 210,751 and 196,455 issued in 2017 and 2016, respectively; 196,053 and 170,508 outstanding in 2017 and 2016, respectively	2,108		1,965
Preferred stock, $0.01 par value; 10,000 shares authorized; 5,399 issued and outstanding; $913,750 aggregated liquidation preference in 2017 and 2016, respectively	913,750		913,750
Additional paid-in capital	1,639,681		1,384,922
Treasury stock at cost; 14,698 and 25,947 shares in 2017 and 2016, respectively	(242,106)		(310,883)
Accumulated other comprehensive income (loss)	15,516		(125,722)
Retained earnings	860,854		1,405,071
Total AmTrust Financial Services, Inc. equity	3,189,803		3,269,103
Non-controlling interest	178,411		196,510
Total stockholders’ equity	3,368,214		3,465,613
Total liabilities and stockholders' equity	$25,218,630		$22,614,668

See the accompanying Notes to the Consolidated Financial Statements.

AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Value and per Share)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Premium income:
Net written premiums	$5,152,516	$4,851,327	$4,261,928
Change in unearned premiums	(96,418)	(183,362)	(240,687)
Net earned premiums	5,056,098	4,667,965	4,021,241
Service and fee income (related parties - $90,655; $87,906; and $76,454)	612,205	537,966	428,143
Net investment income	227,503	208,047	156,290
Net realized gains on investments	63,135	36,478	8,117
Total revenues	5,958,941	5,450,456	4,613,791
Expenses:
Loss and loss adjustment expenses	4,084,478	3,142,279	2,688,118
Acquisition costs and other underwriting expenses (net of ceding commission and administrative services - related party - $609,321; $608,904; and $545,661)	1,622,507	1,230,168	993,571
Other	705,822	564,065	473,253
Total expenses	6,412,807	4,936,512	4,154,942
(Loss) income before other (expenses) income, provision for income taxes and equity in earnings of unconsolidated subsidiaries	(453,866)	513,944	458,849
Other (expenses) income:
Interest expense (net of interest income - related party - $4,654; $7,593; and $8,701)	(98,265)	(79,526)	(55,355)
Loss on extinguishment of debt	—	—	(5,271)
(Loss) gain on investment in life settlement contracts net of profit commission	(2,444)	46,147	19,844
Foreign currency (loss) gain	(139,910)	(29,289)	47,301
Gain on acquisition	—	48,775	5,826
Gain on sale of policy management system	186,755	—	—
Total other (expenses) income	(53,864)	(13,893)	12,345
(Loss) income before income taxes and equity in earnings of unconsolidated subsidiaries	(507,730)	500,051	471,194
(Benefit) provision for income taxes	(99,363)	85,307	38,946
(Loss) income before equity in earnings of unconsolidated subsidiaries	(408,367)	414,744	432,248
Equity in earnings of unconsolidated subsidiaries (related parties)	73,488	15,626	25,385
Net (loss) income	(334,879)	430,370	457,633
Net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	(14,010)	(19,384)	(6,928)
Net (loss) income attributable to AmTrust stockholders	(348,889)	410,986	450,705
Dividends on preferred stock	(66,284)	(47,847)	(31,590)
Net (loss) income attributable to AmTrust common stockholders	$(415,173)	$363,139	$419,115

(Loss) earnings per common share:
Basic (loss) earnings per share	$(2.23)	$2.10	$2.54
Diluted (loss) earnings per share	(2.23)	2.08	$2.49
Dividends declared per common share	$0.68	$0.64	$0.55
Weighted average common shares outstanding - basic	185,961	172,554	165,042
Weighted average common shares outstanding - diluted	185,961	174,545	168,360
Net realized gains on investments:
Total other-than-temporary impairment losses	$—	$(31,659)	$(19,155)
Net impairment losses recognized in earnings	—	(31,659)	(19,155)
Net realized gains on available for sale securities	62,841	52,353	15,578
Net realized (losses) gains on trading securities	(15,157)	14,896	10,037
Net realized gains on other invested assets	15,451	888	1,657
Net realized investment gains	$63,135	$36,478	$8,117
See the accompanying Notes to the Consolidated Financial Statements.

AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(334,879)	$430,370	$457,633
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	143,386	(90,129)	(89,252)
Change in fair value of interest rate swap	140	528	621
Minimum pension liability	930	(3,070)	2,686
Unrealized gain (loss) on securities:
Gross unrealized holding gain (loss)	70,796	177,395	(171,109)
Less tax (benefit) expense	11,173	46,339	(59,888)
Net unrealized holding gain (loss)	59,623	131,056	(111,221)
Reclassification adjustment for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	—	25,219	4,315
Other net realized (loss) gain on investments	(62,841)	(55,934)	(1,118)
Reclassification adjustment for investment (loss) gain included in net income	(62,841)	(30,715)	3,197
Other comprehensive income (loss), net of tax	$141,238	$7,670	$(193,969)
Comprehensive (loss) income	(193,641)	438,040	263,664
Less: comprehensive income attributable to non-controlling and redeemable non-controlling interest	(14,010)	(19,384)	(6,928)
Comprehensive (loss) income attributable to AmTrust Financial Services, Inc.	$(207,651)	$418,656	$256,736

See the accompanying Notes to the Consolidated Financial Statements.

AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (In Thousands) Years Ended December 31, 2017, 2016 and 2015

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AmTrust Financial Services, Inc. equity	Non-controlling interest	Total stockholders’ equity
Balance, December 31, 2014	$1,960	$300,000	$1,021,789	$(297,586)	$60,577	$825,473	$1,912,213	$159,181	$2,071,394
Net income	—	—	—	—	—	457,633	457,633	—	457,633
Foreign currency translation, net of tax	—	—	—	—	(89,252)	—	(89,252)	6	(89,246)
Change in fair value of derivatives, net of tax	—	—	—	—	621	—	621	—	621
Minimum pension liability, net of tax	—	—	—	—	2,686	—	2,686	—	2,686
Unrealized holding loss on investments, net of tax	—	—	—	—	(111,221)	—	(111,221)	—	(111,221)
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	3,197	—	3,197	—	3,197
Non-controlling interest in subsidiaries	—	—	—	—	—	(5,793)	(5,793)	5,793	—
Common stock issuance (16,900 shares)	—	—	366,712	120,375	—	—	487,087	—	487,087
Common stock repurchase	—	—	—	(578)	—	—	(578)	—	(578)
Preferred stock issuance (165 shares)	—	182,500	(5,971)	—	—	—	176,529	—	176,529
Extinguishment of 5.5% convertible senior notes	—	—	(19,302)	15,538	—	—	(3,764)	—	(3,764)
Issuance or purchase of restricted stock	—	—	(3,055)	(2,612)	—	—	(5,667)	—	(5,667)
Stock option compensation	—	—	22,763	—	—	—	22,763	—	22,763
Exercise of stock options, other including tax benefit of $10,211	4	—	556	1,996	—	—	2,556	—	2,556
Capital contributions to subsidiaries	—	—	—	—	—	—	—	11,475	11,475
Income attributable to redeemable non-controlling interest, net	—	—	—	—	—	(1,135)	(1,135)	—	(1,135)
Preferred stock dividend	—	—	—	—	—	(31,590)	(31,590)	—	(31,590)
Common stock dividend	—	—	—	—	—	(92,505)	(92,505)	—	(92,505)
Balance, December 31, 2015	1,964	482,500	1,383,492	(162,867)	(133,392)	1,152,083	2,723,780	176,455	2,900,235
Net income	—	—	—	—	—	430,370	430,370	—	430,370
Foreign currency translation, net of tax	—	—	—	—	(90,129)		(90,129)	—	(90,129)
Change in fair value of derivatives, net of tax	—	—	—	—	528	—	528	—	528
Minimum pension liability, net of tax	—	—	—	—	(3,070)	—	(3,070)	—	(3,070)
Unrealized holding loss on investments, net of tax	—	—	—	—	131,056	—	131,056	—	131,056
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	(30,715)	—	(30,715)	—	(30,715)
Non-controlling interest in subsidiaries	—	—	—	—	—	(19,384)	(19,384)	18,627	(757)
Common stock issuance (12 shares)	1	—	269	76	—	—	346	—	346
Common stock repurchase	—	—	—	(152,392)	—	—	(152,392)	—	(152,392)
Preferred stock issuance (431 shares)	—	431,250	(13,986)	—	—	—	417,264	—	417,264
Extinguishment of 5.5% convertible senior notes	—	—	(3)	2	—	—	(1)	—	(1)
Stock option compensation	—	—	23,286	—	—	—	23,286	—	23,286
Exercise of stock options, other including tax benefit of $5,930	—	—	(8,136)	4,298	—	—	(3,838)	—	(3,838)
Capital contribution to subsidiaries, net of dividends	—	—	—	—	—	—	—	1,428	1,428
Income attributable to redeemable non-controlling interest, net	—	—	—	—	—	(1,923)	(1,923)	—	(1,923)
Preferred stock dividend	—	—	—	—	—	(47,847)	(47,847)	—	(47,847)

AMTRUST FINANCIAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (In Thousands) Years Ended December 31, 2017, 2016, and 2015

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AmTrust Financial Services, Inc. equity	Non-controlling interest	Total stockholders’ equity
Common stock dividend	—	—	—	—	—	(108,228)	(108,228)	—	(108,228)
Balance, December 31, 2016	1,965	913,750	1,384,922	(310,883)	(125,722)	1,405,071	3,269,103	196,510	3,465,613
Net loss	—	—	—	—	—	(334,879)	(334,879)	—	(334,879)
Foreign currency translation	—	—	—	—	143,386	—	143,386	—	143,386
Change in fair value of derivative, net of tax	—	—	—	—	140	—	140	—	140
Minimum pension liability, net of tax	—	—	—	—	930	—	930	—	930
Unrealized holding loss on investments, net of tax	—	—	—	—	59,623	—	59,623	—	59,623
Reclassification adjustment for securities sold during the year, net of tax	—	—	—	—	(62,841)	—	(62,841)	—	(62,841)
Common stock issuance (24,096 shares)	143	—	238,677	59,927	—	—	298,747	—	298,747
Stock option compensation	—	—	26,583	—	—	—	26,583	—	26,583
Exercise of stock options, other including tax deficiency of $448	—	—	(6,849)	5,198	—	—	(1,651)	—	(1,651)
RSU Vesting into stock	—	—	(3,652)	3,652	—	—	—	—	—
Capital contribution (dividends) to subsidiaries, net	—	—	—	—	—	—	—	20,359	20,359
Income attributable to redeemable non-controlling interest, net	—	—	—	—	—	(1,253)	(1,253)	—	(1,253)
Income attributable to non-controlling interest	—	—	—	—	—	(12,757)	(12,757)	12,757	—
Distribution of non-controlling interest	—	—	—	—	—	—	—	(51,215)	(51,215)
Preferred stock dividend	—	—	—	—	—	(66,284)	(66,284)	—	(66,284)
Common stock dividend	—	—	—	—	—	(129,044)	(129,044)	—	(129,044)
Balance, December 31, 2017	$2,108	$913,750	$1,639,681	$(242,106)	$15,516	$860,854	$3,189,803	$178,411	$3,368,214

See the accompanying Notes to the Consolidated Financial Statements.

AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(334,879)	$430,370	$457,633
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	158,404	117,270	84,428
Amortization of deferred gain	(5,539)	—	—
Net amortization of bond premium or discount	18,350	29,310	17,401
Equity earnings on investment in unconsolidated subsidiaries (1)	(73,488)	(17,224)	(25,385)
Gain on investment in life settlement contracts, net	2,444	(46,147)	(19,844)
Realized gain on marketable securities	(63,135)	(68,137)	(27,272)
Non-cash write-down of marketable securities	—	31,659	19,155
Non-cash write-down of investments	21,352	—	—
Non-cash write-down of goodwill	—	273	55,304
Discount on notes payable	6,659	6,720	5,628
Stock based compensation	26,583	23,286	22,763
Loss on extinguishment of debt	—	—	5,271
Bad debt expense	75,154	27,238	18,339
Foreign currency loss (gain)	139,910	29,289	(47,301)
Gain on sale of policy management system (2)	(186,755)	—	—
Acquisition gain	—	(48,775)	(5,826)
Dividend received from equity investment	744	1,598	984
Changes in assets – (increase) decrease:
Premiums and notes receivable	89,887	(423,790)	(396,910)
Reinsurance recoverable	(1,757,714)	(541,507)	(570,050)
Deferred policy acquisition costs, net	(191,190)	(252,487)	(64,377)
Prepaid reinsurance premiums	(117,967)	(402,748)	(151,241)
Prepaid expenses and other assets	(219,092)	104,623	(462,244)
Changes in liabilities – increase (decrease):
Reinsurance premium payable	48,683	95,407	20,687
Loss and loss expense reserves	1,625,556	1,413,039	1,440,388
Unearned premiums	208,002	297,085	377,713
Funds held under reinsurance treaties	(14,075)	(58,090)	9,955
Accrued expenses and other current liabilities	166,809	168,441	246,060
Net cash (used in) provided by operating activities	(375,297)	916,703	1,011,259
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(2,393,592)	(2,467,741)	(2,367,112)
Equity securities, available-for-sale	(105,396)	(52,016)	(87,190)
Equity securities, trading	(488,111)	(266,657)	(207,379)
Other investments	(40,157)	(47,042)	(71,352)
Subsidiaries, net of cash received (3)	(102,905)	(402,232)	(242,358)
Property, equipment and software	(199,409)	(117,047)	(152,249)
Life settlement contracts	(16,473)	(17,230)	(1,065)
Sales of:
Fixed maturity securities, available-for-sale (includes maturities & paydowns)	2,560,758	1,528,210	1,208,102
Equity securities, available-for-sale	198,327	69,147	66,400
Equity securities, trading	449,241	237,834	207,992
Other investments	70,633	35,069	2,510
Securities sold but not purchased, net	39,068	(2,224)	25,566
Equity method investment (1)	211,290	—	—
Life settlement contracts (4)	268,107	—	—
Policy management system	57,040	—	—
Short term investments (purchases) sales, net	(173,786)	79,180	71,319
Advance on equity interest in life settlement contracts entity (4)	39,724	—	—
Receipt of life settlement contract proceeds	48,045	38,247	102,307
Decrease (Increase) in restricted cash and cash equivalents, net	211,307	(221,485)	(194,532)
Net cash provided by (used in) investing activities	633,711	(1,605,987)	(1,639,041)

AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued) (In Thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Revolving credit facility borrowings	—	—	430,000
Revolving credit facility payments	—	—	(420,000)
Repurchase agreements, net	(160,270)	160,270	—
Secured loan agreement borrowings	109,066	44,579	10,250
Secured loan agreement payments	(11,065)	(7,186)	(7,001)
Promissory note payments	(52,343)	—	—
2055 Subordinated notes proceeds	—	—	285,000
Convertible senior notes payments	—	(10)	(62,079)
Financing fees	(313)	(277)	(9,451)
Common share issuance	298,747	346	487,087
Common share repurchase	—	(152,392)	(578)
Preferred share issuance	—	417,264	176,529
Contingent consideration payments	(18,124)	(35,734)	(15,334)
Non-controlling interest capital (dividends) contributions to consolidated subsidiaries, net	(30,918)	1,428	11,475
Stock option exercise and other	(1,651)	(3,839)	(2,556)
Dividends distributed on common stock	(124,701)	(108,228)	(85,296)
Dividends distributed on preferred stock	(66,284)	(47,847)	(31,590)
Net cash (used in) provided by financing activities	(57,856)	268,374	766,456
Effect of exchange rate changes on cash	50,854	(15,235)	(15,657)
Cash included in business classified as held for sale	(56,062)	—	—
Net increase (decrease) in cash and cash equivalents	195,350	(436,145)	123,017
Cash and cash equivalents, beginning year	567,771	1,003,916	880,899
Cash and cash equivalents, end of year	$763,121	$567,771	$1,003,916

Supplemental Cash Flow Information
Interest payments on debt	$74,936	$68,051	$43,146
Income tax payments	9,288	26,299	234,455
Declared dividends on common stock	129,044	108,228	92,505

(1) 2017 amounts relate to the sale of shares of National General Holding Corp. See Note 15 for more information.
(2) Related to the sale of the personal lines policy management system to National General Holdings Corp. See Note 15 for more information.
(3) Primarily relates to the acquisitions of AmeriHealth Casualty Insurance Company, PDP Group, Inc., and other immaterial subsidiaries. See Note 5 for more information.
(4) 2017 amounts relate to life settlement contract transactions in third and fourth quarters. See Note 6 for more information.

See the accompanying Notes to the Consolidated Financial Statements.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AMTRUST FINANCIAL SERVICES, INC.
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

The Company transacts business primarily through twenty-four insurance subsidiaries domiciled in the United States ("U.S.") and seven major insurance subsidiaries domiciled outside of the U.S.

2. Significant Accounting Policies

Basis of Reporting — The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

Premiums — Insurance premiums, except for certain specialty risk and extended warranty programs, are recognized as earned on a straight-line basis over the contract period. Insurance premiums on specialty risk and extended warranty programs are earned over the contract period in proportion to the costs expected to be incurred in performing services over the contract. These estimates are based on the expected distribution of losses at the inception of the contract and are evaluated for appropriateness throughout the life of the contract. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums earned but not yet billed to insureds are estimated and accrued, net of related costs. These estimates are subject to the effects of trends in payroll audit adjustments. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations. The Company historically has used a percentage of premiums for establishing its allowance for doubtful accounts. The Company reviews its allowance at least annually and makes adjustments as required. The allowance for doubtful accounts were approximately $107,074 and $72,867 as of December 31, 2017 and 2016, respectively.

Loss and Loss Adjustment Expense Reserves — Loss and loss adjustment expense (“LAE”) reserves represent the estimated ultimate net costs of all reported and unreported losses incurred. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analysis and are not discounted. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. The estimates are continually reviewed and adjusted as necessary in the period the experience develops or new information becomes known.

Investments — The Company accounts for its investments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320 Investments — Debt and Equity Securities, which requires that fixed maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company’s intention for those securities. In accordance with ASC 320, the Company has classified its fixed maturity and certain equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Fixed maturity securities and equity securities classified as available-for-sale are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in stockholders’ equity. Additionally, the Company classified certain fixed maturity and equity securities as trading securities. Unrealized gains and losses on trading securities are reported within realized gains and losses. Realized gains and losses are determined on the specific identification method.

The Company analyzes its fixed maturity and equity securities in an unrealized loss position for other-than-temporary impairment (“OTTI”) each reporting period. The Company considers an investment to be impaired when it has been in an unrealized loss position greater than a de minimis threshold for over 12 months, excluding securities backed by the U.S. government (e.g., U.S. treasury securities or agency-backed residential mortgage-backed securities). Additionally, the Company reviews whether any of the impaired positions related to securities for which OTTI was previously recognized, and whether the Company intends to sell any of the securities in an unrealized loss position.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Once the Company completes the analysis described above, each security is further evaluated to assess whether the decline in the fair value of any investment below its cost basis is deemed other-than-temporary. The Company considers certain factors in completing its review of securities with unrealized losses for OTTI. For equity securities, the Company considers the length of time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. For fixed maturity securities, the Company considers among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, adverse conditions and near-term prospects for improvement specifically related to the issuer, industry or geographic area, the historical and implied volatility of the fair value of the security, any information obtained from regulators and rating agencies, the issuer’s capital strength and the payment structure of the security and the likelihood the issuer will be able to make payments in the future (or the historical failure of the issuer to make scheduled interest or principal payments or payment of dividends).

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

The Company also classified certain of its fixed maturity equity securities as trading securities. Securities classified as trading are generally held for resale in anticipation of short-term market movement. Trading securities are stated at estimated fair market value. Gains and losses, both realized and unrealized, are included in the net realized gains or losses on investment on the consolidated statements of operations.

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

(b)	Short-term investments — Short-term investments are carried at cost, which approximates fair value, and include investments with maturities between 91 days and less than 1 year at date of acquisition.

(c)
Fixed maturity and equity securities, available-for-sale — Fixed maturity and equity securities (common stocks, mutual funds and non-redeemable preferred stock) are classified as available-for-sale and carried at fair value. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.

(d)
Fixed maturity securities, trading — Fixed maturity securities classified as trading are carried at estimated fair market value. Gains and losses, both realized and unrealized, are reported in the net realized gain or loss on investment.

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

(g)
Other investments — Other investments consist primarily of equity investments in limited partnerships, including private equity limited partnerships and real estate partnerships, and investments in term loans. The Company applies the equity method of accounting for its investments in limited partnerships in which its ownership interest of the limited partnership enables the Company to exercise significant influence over the investee, and does not result in a controlling financial interest in the investee. The Company recognizes its proportionate share of the net income of these unconsolidated investees

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

in net investment income. The Company invests in term loans, and recognizes interest income, adjusted for the amortization of premiums and discounts, in net investment income.

(h)
Derivatives and hedging activities — The Company from time to time invests in a limited amount of derivatives and other financial instruments as part of its investment portfolio. Derivatives are financial arrangements among two or more parties with returns linked to an underlying equity, debt, commodity, asset, liability, foreign exchange rate or other index. Unless subject to a scope exclusion, the Company carries all derivatives on the consolidated balance sheets at fair value. For derivatives that do not qualify for hedge accounting, the changes in fair value of the derivative are presented as a component of earnings. The Company primarily utilizes interest rate swaps, which are valued in terms of the contract between the Company and the issuer of the swaps, are based on the difference between the stated floating rate of the underlying indebtedness, and a predetermined fixed rate for such indebtedness with the result that the indebtedness carries a net fixed interest rate.

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

Net investment income consists primarily of interest and dividends less expenses. Interest on fixed maturity securities and term loans, adjusted for the amortization of premiums or discount, is recorded as income when earned. Investment expenses are accrued as incurred. Realized investment gains or losses are computed using the specific costs of securities sold, and, if applicable, include write-downs on investments having other-than-temporary declines in value.

Fair Value of Financial Instruments — The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820 Fair Value Measurement. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the fair value hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. Additionally, valuation of fixed maturity securities is more subjective when markets are less liquid due to lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction could occur.

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices from nationally recognized third-party pricing services (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value. This pricing method is used, primarily, for fixed maturity securities. The fair value estimates provided by the pricing service are included in the Level 2 hierarchy. If the Company determines that the fair value estimate provided by the pricing service does not represent fair value or if quoted market prices and an estimate from pricing services are unavailable, the Company produces an estimate of fair value based on dealer quotations of the bid price for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3.

Fixed Maturity securities — The Company utilizes a pricing service to estimate fair value measurements for all of its fixed maturity securities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturity securities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. The pricing service utilized by the Company has indicated it will produce an estimate of fair value only if there is verifiable information to produce a valuation. As the fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes, the estimates of fair value other than U.S. Treasury securities are included in Level 2 of the hierarchy. U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices. The Company’s Level 2 investments include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities.

Equity Securities — The Company utilizes a pricing service to estimate the fair value of the majority of its available-for-sale and trading equity securities. The pricing service utilizes market quotations for equity securities that have quoted market prices in

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

active markets and their respective quoted prices are provided as fair value. The Company classifies the values of these equity securities as Level 1. The pricing service also provides fair value estimates for certain equity securities whose fair value is based on observable market information rather than market quotes. The Company classifies the value of these equity securities as Level 2. The Company also holds certain equity securities that are issued by privately-held entities or direct equity investments that do not have an active market. The Company estimates the fair value of these securities primarily based on inputs such as third party broker quotes, issuers' book value, market multiples, and other inputs. These equity securities are classified as Level 3 due to significant unobservable inputs used in the valuation.

Derivatives — The Company estimates fair value using information provided by a pricing service for interest rate swaps and classifies derivatives as Level 2 hierarchy.

Service and Fee Revenue — Service and fee income includes fee revenue for extended warranty and service plans, commission and broker fees, asset management fees, business service fees, administration fees and other service fees. Service and fee income is recognized when the revenue is earned and realized or realizable. The Company considers revenues to be earned and realized or realizable when all of the following four conditions are met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred, and (4) collectability is reasonably assured.

The Company promotes and markets extended service plans (“ESP”) to consumers through retailers and certain other marketing organizations usually with terms ranging from one to five years, commencing at the expiration of the manufacturers’ warranty, if applicable. The Company generally insures the obligations under ESPs through contractual liability insurance issued by one of its insurance subsidiaries. In addition, under the terms of separate service agreements with various retailers, the Company provides for marketing and administrative services related to ESP. These service agreements are generally for one to five year terms and can be canceled by either party with thirty days' advance notice. The Company recognizes revenue related to administration services on a straight-line basis over the term of the ESP contracts. Warranty fee revenues are reported in service and fee income.

Commission and broker fess are generally recognized at the completion of the placement process, which is typically considered complete on the effective date of the related policy.

Asset management fees are recognized over time based on a percentage of assets under management.

All other business service fees, administration fees and other service fees are recognized at a point in time or over time when earned and realized or realizable.

Deferred Policy Acquisition Costs — The Company defers commission expenses, employee compensation and payroll related fringe benefits, premium taxes and assessments as well as underwriting and safety inspection costs that vary with and are primarily related to the successful acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. The Company may realize deferred policy acquisition costs only if the ratio of loss and loss adjustment expense reserves (calculated on a discounted basis) to the premiums to be earned is less than 100%, as it historically has been. If, hypothetically, that ratio were to be above 100%, the Company could not continue to record deferred policy acquisition costs as an asset and may be required to establish a liability for a premium deficiency reserve. The Company considers anticipated investment income in determining whether a premium deficiency relating to short duration contracts exists. Deferred acquisition costs are presented net of ceding commissions.

Reinsurance — Reinsurance agreements that meet the transfer of risk criteria are recorded as prospective reinsurance agreements or retroactive reinsurance agreements based on whether the agreement reinsures future or past reinsured events covered by the underlying insurance contracts. Prospective reinsurance is reinsurance in which a reinsurer agrees to reimburse a ceding entity for losses that may be incurred as a result of future insurable events covered under insurance contracts subject to the reinsurance in exchange for ceded premiums paid to the reinsurer. Retrospective reinsurance is reinsurance in which a reinsurer agrees to reimburse a ceding entity for liabilities incurred as a result of past insurable events covered under insurance contracts subject to the reinsurance in exchange for ceded premiums paid to the reinsurer.

Prospective reinsurance premiums, losses and LAE ceded to reinsurers are accounted for on a basis consistent with the accounting for the underlying reinsured contracts. The Company records premiums earned and losses and LAE incurred and ceded to reinsurers as reductions of premium revenue and losses and LAE. The Company accounts for commissions allowed by reinsurers on business ceded as ceding commission, which is a reduction of acquisition costs and other underwriting expenses. The Company

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

earns commissions on reinsurance premiums ceded in a manner consistent with the recognition of the earned premiums on the underlying insurance policies, on a pro rata basis over the terms of the policies reinsured.

For retroactive reinsurance agreements, the ceded loss and LAE reserves recorded as reinsurance recoverable in excess the premium for reinsurance is recorded as a deferred gain on retroactive reinsurance, and amortized to earnings using the interest method over the estimated claims settlement period. Any related development on the ceded loss and LAE reserves recoverable under the retroactive reinsurance agreement increases the deferred gain if unfavorable, or decreases the deferred gain if favorable, and a cumulative amortization adjustment based on the change in estimate is recorded to earnings. If the premium for reinsurance exceeds the ceded loss and LAE reserves, or the related favorable development on the ceded loss and LAE reserves entirely offsets the deferred gain on retroactive reinsurance, a loss on retroactive reinsurance is recognized to earnings immediately.

Reinsurance recoverable relates to the portion of reserves and paid losses and LAE that are ceded to reinsurers. Reinsurance does not discharge the Company from its primary liability to policyholders, and to the extent that a reinsurer is unable to meet its obligations, the Company is obligated to pay all claims. Amounts recoverable related to ceded loss and LAE reserves with respect to reinsurance agreements are substantially collateralized. The Company continuously monitors the financial condition of prospective and existing reinsurers. As a result, the Company purchases reinsurance from a number of financially strong reinsurers. The Company provides an allowance for reinsurance balances deemed uncollectible.

Ceding Commissions on Reinsurance Transactions — Ceding commissions on reinsurance transactions are commissions the Company receives from ceding gross written premiums to third party reinsurers. In connection with the Maiden Quota Share, which is the Company's primary source of ceding commissions, the amount the Company receives is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of the individual segments. The ceding commissions the Company receives cover a portion of its capitalized direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of capitalized direct acquisition costs are recorded as a reduction of capitalized unamortized deferred acquisition costs and the net amount is charged to expense in proportion to net earned premiums. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the consolidated statements of operations over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities. The Company allocates ceding commissions to its segments based on each segment’s proportionate share of ceded unearned premiums.

Assessments — Insurance related assessments are accrued in the period in which they have been incurred. A typical obligating event would be the issuance of an insurance policy or the occurrence of a claim. The Company is subject to a variety of assessments, such as assessments by state guaranty funds and workers’ compensation second injury funds. State guaranty funds assessments are used by state insurance regulators to cover losses of policyholders of insolvent insurance companies and for the operating expenses of such agencies. The Company uses estimated assessment rates in determining the appropriate assessment expense and accrual. The Company uses estimates derived from state regulators and/or National Association of Insurance Commissioners (“NAIC”) Tax and Assessments Guidelines. Assessment expense for the years ended December 31, 2017, 2016 and 2015 was approximately $22,189, $36,144 and $25,866, respectively.

Business Combinations — The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date in the Company's consolidated financial statements. The Company accounts for the insurance and reinsurance contracts under the acquisition method as new contracts, which requires the Company to record assets and liabilities at fair value. The Company adjusts the fair value loss and LAE reserves by recording the acquired loss reserves based on the Company’s existing accounting policies and then discounting them based on expected reserve payout patterns using a current risk-free rate of interest. This risk free interest rate is then adjusted based on different cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. The difference between the acquired loss and LAE reserves and the Company’s best estimate of the fair value of such reserves at the acquisition date is recorded either as an intangible asset or another liability, as applicable, and amortized proportionately to the decrease in the acquired loss and LAE reserves over the payout period for the acquired loss and LAE reserves. The Company records the fair value of unearned premiums based on the cash flows of the unexpired portion of the acquired insurance contracts. The Company records contingent consideration at fair value based on the terms of the purchase agreement with subsequent changes in fair value recorded through earnings. The determination of

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and the Company records the excess of the purchase price over the fair value of the acquired net assets, where applicable, as goodwill. The Company assigns fair values to intangible assets based on valuation techniques including the income and market approaches. Transaction costs associated with the acquisition of a business are expensed as incurred. The Company includes the results of operations of an acquired business in its consolidated financial statements from the date of the acquisition.

Goodwill and Intangible Assets — The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other. The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires an acquirer to assign values to the acquired assets and liabilities based on their fair value. In the event that a purchase price paid is in excess of the net assets acquired, any unidentified excess is deemed to be goodwill. Goodwill is not amortized. Additionally, as a result of an acquisition, the Company may obtain identifiable intangible assets. Indefinite lived intangible assets are not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations. The Company tests for impairment of goodwill at the reporting unit level. The Company generally combines reporting units, which are a component of an operating segment when they have similar economic characteristics, nature of services, types of customer, distribution methods and regulatory environment. The Company had six reporting units as of December 31, 2017.

Property, Equipment and Software — Property, equipment and software is recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Building	40 years
Equipment	5 to 7 years
Computer equipment and software	3 to 20 years (primarily 3 years)
Leasehold improvements	Lesser of lease term or 15 years

The Company accounts for its internal use software under ASC 350 Intangibles — Goodwill and Other. Accordingly, the Company capitalizes costs of computer software developed or obtained for internal use that is specifically identifiable, has determinable lives and relates to enhancements in functionality.

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

Income Taxes — The Company files a consolidated U.S. income tax return for its eligible domestic subsidiaries. The Company's non-domestic subsidiaries file income tax returns in their respective local jurisdictions. As part of the U.S. consolidated income tax return filing, the Company is party to federal income tax allocation agreements amongst the includible entities. Under the tax allocation agreements, the Company pays to or receives from its subsidiaries the amount, if any, by which the group’s federal income tax liability was affected by virtue of inclusion of the subsidiary in the consolidated federal return.

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

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

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by taxing authorities. The Company’s policy is to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Primarily tax years 2012 through 2016 are still subject to examination. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

For a discussion of the Tax Cuts and Jobs Act (“TCJA”) on our 2017 financial statements, see Note. 18 "Income Taxes".

Foreign Currency — The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Foreign currency amounts are remeasured to the functional currency and the resulting foreign exchange gains and losses are reflected in earnings. Functional currency amounts from the Company’s foreign operations are then translated into U.S. dollars. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of accumulated other comprehensive income (loss). The foreign currency remeasurement and translation items are calculated using current exchange rates for the items reported on the balance sheets and average exchange rates for items recorded in earnings.

Stock Compensation Expense — Stock-based compensation is measured using the fair value method of accounting. The measured cost is recognized over the period during which the recipient is required to provide service in exchange for the award. The Company estimates expected forfeitures when stock-based awards are granted and records compensation expense only for awards that are expected to vest. Share-based payments include restricted stock, restricted stock units, performance share units and stock option grants under the Company’s 2005 Equity Incentive Plan and 2010 Omnibus Incentive Plan. The Company estimates the fair value of options granted using the Black-Scholes option-pricing model, as further described in Note 17. “Share Based Compensation”.

Earnings Per Share — Earnings per share is calculated under the two-class method, as described in ASC 260, Earnings Per Share. Under the two-class method, earnings for the period are allocated between common stockholders and other participating securities based on their respective rights to receive dividends. Restricted stock awards granted to employees under the Company’s 2005 Equity Incentive Plan and 2010 Omnibus Incentive Plan are considered participating securities as they receive dividends on this stock. There were no restricted stock awards outstanding as of December 31, 2017. Additionally, the Company follows the treasury stock method related to its contingently convertible debt, as the Company has the ability to settle the conversion premium in either cash or stock.

Treasury Stock — The Company accounts for the treasury stock at the repurchase price as a reduction to stockholders’ equity.

Concentration and Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, reinsurance recoverables, investments and premiums receivable. Investments are diversified through the types of investments, industry sectors and geographic regions. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. As of December 31, 2017 and 2016, the outstanding premiums receivable balance is generally diversified due to the number of entities composing the Company’s customer base. To reduce credit risk, the Company performs ongoing evaluations of its customers’ financial condition. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. However, the Company limits this credit risk by holding funds, letters of credit, assets in trust or other security. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. It is the policy of management to review all outstanding receivables at period end as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

Non-controlling Interest — The ownership interest in consolidated subsidiaries that is not owned by the Company is accounted for as non-controlling interest and is presented in stockholders' equity. Net income or loss and comprehensive income or loss of any consolidated subsidiaries with non-controlling interest is attributed to the non-controlling interest in the consolidated statements of operations and consolidated statements of comprehensive income.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions, which include the reserves for losses and loss adjustment expenses, are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with the recognition and amortization of deferred policy acquisition costs, the determination of fair value of invested assets and related impairments, and the determination of goodwill and intangible impairments and valuation of deferred tax assets require considerable judgment by management. On an on-going basis, management reevaluates its assumptions and the methods of calculating its estimates. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation. The effect of these reclassifications had no impact on previously reported stockholders' equity or net income.

Recent Accounting Pronouncements

Recent Accounting Standards, Adopted

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance specifies that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted and prospective application is required. The Company adopted this guidance early effective on January 1, 2017. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The adoption of this guidance on January 1, 2017 did not have a material effect on the Company's results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance requires the equity method investor to add the cost of acquiring additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company adopted this guidance on a prospective basis. The adoption of this guidance on January 1, 2017 did not have a material effect on the Company's financial position, results of operations, or cash flows.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amended guidance in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence prescribed by Topic 815. The Company adopted this guidance on a modified retrospective basis. The adoption of this guidance on January 1, 2017 did not have a material effect on the Company's financial position, results of operations, or cash flows.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

provided that all other hedge accounting criteria continue to be met. The Company adopted this guidance on a modified retrospective basis. The adoption of this guidance on January 1, 2017 did not have a material effect on the Company's financial position, results of operations, or cash flows.

Recent Accounting Standards, Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments allow an entity to elect to reclassify the income tax effects of the U.S. federal government enacted tax bill, Tax Cuts and Jobs Act, on items within accumulated other comprehensive income to retained earnings. If an entity elects to reclassify the income tax effects, the amount of that reclassification only includes the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, related to items remaining in accumulated other comprehensive income. An entity is not permitted to reclassify the effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from operations. An entity is required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income. An entity is permitted to apply the guidance either at the beginning of the period of adoption or retrospectively to each period (or periods) in which the income tax effects of the Tax Cuts and Jobs Act is recognized. This guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, including adoption in any interim period. The Company plans to early adopt the new guidance, and currently estimates the cumulative effect adjustment to decrease retained earnings and increase accumulated other comprehensive income by approximately $16 million as of January 1, 2018.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance shortens the amortization period for the premium on callable debt securities to the earliest call date. The amortization period for the discount on callable debt securities is not changed by the new guidance, and continues to be amortized to maturity. The new guidance more closely aligns interest income recorded on debt securities held at a premium or a discount with the economics of the underlying instrument. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact this standard will have on its financial position, results of operations or cash flows.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies. As a result, the new guidance will not apply to the derecognition of businesses, nonprofit activities, or financial assets (including equity method investments), or to revenue transactions (contracts with customers). The new guidance also clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. In addition, transfers of nonfinancial assets to another entity in exchange for a noncontrolling ownership interest in that entity will be accounted for under ASC 610-20, removing specific guidance on such partial exchanges from ASC 845, Nonmonetary Transactions. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this standard will have on its financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment charges. Under the current guidance, if the fair value of a reporting unit is lower than its carrying amount, an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value. Under the new guidance, an entity will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value not to exceed the amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its financial position, results of operations or cash flows.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

In October, 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. This guidance is effective for fiscal year beginning after December 15, 2017, including interim reporting periods within that reporting period. The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In August 2016, due to divergent practices for reporting certain cash receipts and cash payments on the statement of cash flows, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance and clarification for eight specific cash flow issues, which include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank owned life insurance policies, distributions received from equity-method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. In November 2016, due to divergent practices for the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows, the FASB issued final guidance on (ASC) 230, Statement of Cash Flows, that requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for credit losses which change in the allowance recorded as credit loss expense based on management's current estimate of expected credit losses each period. The new standard also required impairment relating to credit losses on available-for-sale debt securities to be presented through an allowance for credit losses with changes in the allowance recorded in the period of the change as credit loss expense or reversal of credit loss expense. Any impairment amount not recorded through an allowance for credit losses on available-for-sale debt securities is recorded through other comprehensive income. This new standard is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this standard will have on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard amends the guidance for leasing transactions. The guidance requires a lessee to classify lease contracts as finance or operating leases, and to recognize assets and liabilities for the rights and obligations created by leasing transactions with lease terms more than twelve months. The guidance substantially retains the criteria for classifying leasing transactions as finance or operating leases. For finance leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes interest expense on the lease liability separately from the amortization of the right-of-use asset. For operating leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes lease expense on a straight-line basis. The guidance requires a lessor to recognize lease income related to an operating lease generally on a straight-line basis over the lease term. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 that provides a lessee or lessor the election to not assess whether land easements, not currently accounted for as leases under the current lease guidance, are leases under the new standard. On a prospective basis after adoption of the guidance, a lessee or lessor is required to apply the new standard to new or modified land easements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that period. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial position, results of operations or cash flows.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the guidance (a) requires equity investments to be measured at fair value with changes in fair value recognized in earnings. However, an entity may choose to measure equity investments that do not have readily determinable fair value at cost minus impairment, if any, plus or minus changes resulted from observable price changes in orderly transactions for identical or similar investments of the same issuer, (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (c) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (d) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (e) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (f) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (g) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets. The Company will adopt the guidance on January 1, 2018 and apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values are required to be applied prospectively to equity investments that exist as of the date of adoption. The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. The new standard supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and eliminates industry-specific guidance. The core principal of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following steps; identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. The new standard requires variable consideration to be estimated as part of the determination of the transaction price of a contract subject to a constraint based on a probability assessment of revenue reversal. The new standard also requires certain incremental costs incurred to obtain or fulfill a contract to be deferred and amortized on a systematic basis consistent with the transfer of goods or services to the customer. The guidance also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts, including significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations (over time or at a point in time), determining transaction price and amounts allocated to performance obligations, and assets recognized from the costs incurred to obtain or fulfill a contract. ASU 2014-09 does not apply to insurance contracts, leases, financial instruments, and certain other agreements that are within the scope of other GAAP guidance. Entities are permitted to use either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company will adopt the standard effective January 1, 2018 using the modified retrospective approach that requires a cumulative adjustment to retained earnings.

The Company has completed its initial assessment of its revenue streams to identify contracts with customers that are in the scope of the new standard, and reviewed a selection of representative in-scope contracts (“key contracts”) to identify the impact on revenue recognition and changes to processes and controls. The Company is continuing to evaluate ASU 2014-09 and the related amendments and interpretive guidance to assess any changes to accounting policies, processes, and controls to enable compliance with the new standard.

As a provider of property and casualty insurance products, the Company’s insurance contracts are not in the scope of the new guidance. The Company also provides services to its customers in exchange for consideration that may be considered fixed or variable under the guidance. From its review of key contracts, the Company expects to recognize revenue as services are transferred to its customers either over time or at a point in time depending on the nature of its performance obligations and the timing of when its performance obligations are satisfied. The current pattern of revenue recognition is not expected to change significantly upon adoption of the new standard. From its review of key contracts, the Company expects to be constrained from including variable consideration in the determination of transaction price in many of its contracts until the uncertainty associated with variable consideration is resolved.

In addition, the new standard requires an entity to defer the incremental costs of obtaining a contract with a customer and to amortize those costs over the anticipated life of the contract as services are transferred to the customer. The incremental costs

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

incurred to obtain and fulfill a contract are required to be deferred when the costs a.) relate directly to a specific contract or anticipated contract b.) generate or enhance resources of the entity that will be used in satisfying performance obligations in the future, and c.) are expected to be recovered.

The Company has completed its initial assessment of its costs incurred to obtain or fulfill contracts with customers. The Company expects to continue to defer incremental costs incurred to obtain and fulfill extended service plan contacts and to amortize deferred costs over the performance period. The Company expects to continue to expense certain commissions paid to third parties related to commission revenues earned at a point in time when an insurance policy is bound and the performance obligation is satisfied. The Company is continuing to assess its costs incurred directly related to contracts that meet the criteria for deferral and the basis for amortization of deferred costs. As its assessment continues, the Company may identify additional costs that are currently expensed which are required to be deferred as incremental costs to fulfill contracts under the new guidance. The Company may also determine the basis of amortization of deferred costs is required to change to meet the requirements of the new standard.

The Company is finalizing its assessment of the impact of the new standard and related amendments on its consolidated financial statements. The new standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows, however the Company expects to make additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers as required by the new standard. The Company continues to identify the appropriate changes to its business processes, systems and controls to support revenue recognition and disclosure under the new guidance.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

3. Investments

(a) Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and the estimated fair value in fixed maturity and equity securities of our securities classified as available-for-sale are presented in the tables below:

As of December 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. treasury securities	$301,596	$852	$(3,203)	$299,245
U.S. government agencies	51,111	7	(593)	50,525
Municipal bonds	1,035,552	15,853	(5,878)	1,045,527
Foreign government	151,376	3,549	(3,191)	151,734
Corporate bonds:
Finance	1,733,245	48,060	(11,894)	1,769,411
Industrial	2,236,966	57,253	(26,064)	2,268,155
Utilities	323,782	10,886	(2,246)	332,422
Commercial mortgage backed securities	419,279	3,811	(10,358)	412,732
Residential mortgage backed securities:
Agency backed	562,043	5,779	(11,393)	556,429
Non-agency backed	6,870	7	(100)	6,777
Collateralized loan / debt obligations	591,198	9,666	(333)	600,531
Asset backed securities	30,080	72	(117)	30,035
Less: Assets classified as held for sale (See Note 27)	(34,363)	(910)	40	(35,233)
Total fixed maturity securities	$7,408,735	$154,885	$(75,330)	$7,488,290
Equity securities:
Preferred stock	$499	$—	$(22)	$477
Common stock	93,081	24,099	(2,962)	114,218
Total equity securities	$93,580	$24,099	$(2,984)	$114,695

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

As of December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. treasury securities	$331,036	$1,235	$(1,617)	$330,654
U.S. government agencies	63,467	282	(17)	63,732
Municipal bonds	860,444	9,603	(15,877)	854,170
Foreign government	149,365	4,237	(726)	152,876
Corporate bonds:
Finance	1,535,606	38,404	(7,722)	1,566,288
Industrial	2,222,843	62,133	(17,115)	2,267,861
Utilities	195,607	4,433	(1,210)	198,830
Commercial mortgage backed securities	178,092	2,464	(2,562)	177,994
Residential mortgage backed securities:
Agency backed	1,210,229	13,685	(13,529)	1,210,385
Non-agency backed	61,646	586	(1,003)	61,229
Collateralized loan / debt obligations	476,767	8,389	(751)	484,405
Asset backed securities	29,939	31	(260)	29,710
Total fixed maturity securities	$7,315,041	$145,482	$(62,389)	$7,398,134
Equity securities:
Preferred stock	$4,044	$—	$(59)	$3,985
Common stock	122,626	12,899	(2,348)	133,177
Total equity securities	$126,670	$12,899	$(2,407)	$137,162

Proceeds from the sale of investments in available-for-sale securities during the years ended December 31, 2017, 2016 and 2015 were approximately $2,759,085, $1,597,357 and $1,274,502, respectively.

A summary of the Company’s available-for-sale fixed securities as of December 31, 2017 and 2016, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$228,107	$226,651	$319,275	$319,882
Due after one through five years	1,811,295	1,845,531	2,956,429	2,998,711
Due after five through ten years	3,199,736	3,239,839	1,645,211	1,683,112
Due after ten years	594,489	604,997	437,452	432,702
Mortgage and asset backed securities	1,609,471	1,606,505	1,956,674	1,963,727
Less: Assets classified as held for sale (See Note 27)	(34,363)	(35,233)	—	—
Total fixed maturity securities	$7,408,735	$7,488,290	$7,315,041	$7,398,134

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

There were no OTTI charges of our fixed maturity and equity securities classified as available-for-sale and other investments for the year ended December 31, 2017. Amounts for the years ended December 31, 2016 and 2015 are shown in the table below:

	Year Ended December 31,
	2016	2015
Equity securities recognized in earnings	$21,028	$1,276
Fixed maturity securities recognized in earnings	4,191	17,879
Other invested assets	6,440	—
Total OTTI charges	$31,659	$19,155
A progression of the credit portion of other-than-temporary impairments on fixed maturity securities for which the non-credit portion of an impairment has been recognized in other comprehensive income for the years ended December 31, 2017, 2016 and 2015 is shown in the table below:

	Year Ended December 31,
	2017	2016	2015
Credit losses as of the beginning of the year	$13,367	$21,521	$8,039
Credit losses on securities for which an OTTI was not previously recognized	—	31,659	19,155
Reductions for securities sold, matured, or called	(10,697)	(39,813)	(5,673)
Credit losses as of the end of the year	$2,670	$13,367	$21,521

See Note 2. "Significant Accounting Policies" for additional information on how the Company tests securities for OTTI.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

The following tables summarize the gross unrealized losses of our fixed maturity and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2017 and 2016:

	Less Than 12 Months		12 Months or More			Total
As of December 31, 2017	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. treasury securities	$41,931	$(543)	$247,035		$(2,660)	$288,966	$(3,203)
U.S. government agencies	48,744	(579)	469		(14)	49,213	(593)
Municipal bonds	171,328	(2,675)	178,738		(3,203)	350,066	(5,878)
Foreign government	57,399	(2,174)	17,093		(1,017)	74,492	(3,191)
Corporate bonds:
Finance	419,332	(9,669)	91,515		(2,225)	510,847	(11,894)
Industrial	437,126	(16,372)	255,384		(9,692)	692,510	(26,064)
Utilities	72,518	(2,104)	11,949		(142)	84,467	(2,246)
Commercial mortgage backed securities	81,498	(4,033)	157,458		(6,325)	238,956	(10,358)
Residential mortgage backed securities:
Agency backed	91,699	(4,655)	167,757		(6,738)	259,456	(11,393)
Non-agency backed	2,904	(33)	812		(67)	3,716	(100)
Collateralized loan / debt obligations	56,754	(266)	4,274		(67)	61,028	(333)
Asset-backed securities	7,101	(22)	3,138	1	(95)	10,239	(117)
Total fixed maturity securities	$1,488,334	$(43,125)	$1,135,622		$(32,245)	$2,623,956	$(75,370)
Equity securities:
Preferred stock	$477	$(22)	$—		$—	$477	$(22)
Common stock	16,527	(2,960)	119		(2)	16,646	(2,962)
Total equity securities	$17,004	$(2,982)	$119		$(2)	$17,123	$(2,984)

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. treasury securities	$293,155	$(1,613)	$22,989	$(4)	$316,144	$(1,617)
U.S. government agencies	7,866	(17)	—	—	7,866	(17)
Municipal bonds	519,578	(15,207)	15,742	(670)	535,320	(15,877)
Foreign government	128,863	(688)	12,659	(38)	141,522	(726)
Corporate bonds:
Finance	1,071,982	(7,210)	16,840	(512)	1,088,822	(7,722)
Industrial	1,200,129	(13,648)	114,035	(3,467)	1,314,164	(17,115)
Utilities	119,488	(423)	10,391	(787)	129,879	(1,210)
Commercial mortgage backed securities	71,780	(1,654)	10,910	(908)	82,690	(2,562)
Residential mortgage backed securities:
Agency backed	718,098	(13,469)	8,144	(60)	726,242	(13,529)
Non-agency backed	24,372	(869)	4,462	(134)	28,834	(1,003)
Collateralized loan / debt obligations	97,923	(433)	32,937	(318)	130,860	(751)
Asset-backed securities	9,220	(124)	4,926	(136)	14,146	(260)
Total fixed maturity securities	$4,262,454	$(55,355)	$254,035	$(7,034)	$4,516,489	$(62,389)
Equity securities:
Preferred stock	$529	$(30)	$—	$(29)	$529	$(59)
Common stock	46,254	(1,394)	9,991	(954)	56,245	(2,348)
Total equity securities	$46,783	$(1,424)	$9,991	$(983)	$56,774	$(2,407)

There were 2,113 and 2,125 individual securities as of December 31, 2017 and 2016, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be OTTI. As of December 31, 2017, the Company has determined that the unrealized losses on fixed maturity securities were primarily due to market interest rate movements since their date of purchase. As of December 31, 2017, for the $32,247 of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, none were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.

The net unrealized gains (losses) on available-for-sale securities for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Fixed maturity securities	$79,555	$83,093	$(48,245)
Equity securities	21,115	10,492	(4,849)
Total net unrealized gains (losses)	100,670	93,585	(53,094)
Deferred income tax (expense) benefit	(22,978)	(27,756)	18,583
Cumulative net unrealized gains (losses), net of tax	$77,692	$65,829	$(34,511)
Increase (decrease) in net unrealized gains, net of deferred income tax	$11,863	$100,340	$(108,024)

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

(b) Trading Securities

The original or amortized cost, estimated fair value and gross unrealized gains and losses of trading securities as of December 31, 2017 and 2016 are presented in the table below:

As of December 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate bonds:
Industrial	$26,717	$124	$(2,389)	$24,452
Finance	500	1	—	501
U.S. treasury securities	24,954	16	(102)	24,868
Total fixed maturity securities	$52,171	$141	$(2,491)	$49,821
Equity securities:
Common stock	$102,342	$6,492	$(11,798)	$97,036

As of December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Corporate bonds:
Industrial	$24,151	$4,379	$—	$28,530
Utilities	4,930	322	—	5,252
Total fixed maturity securities	$29,081	$4,701	$—	$33,782
Equity securities:
Common stock	$76,163	$9,842	$(4,045)	$81,960

Proceeds from the sale of investments in trading securities during the years ended December 31, 2017, 2016, and 2015 were approximately $449,241, $237,834 and $207,992 and respectively.

The table below presents the portion of trading gains and losses for the period related to trading securities still held for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Net (losses) and gains recognized during the period on trading securities	$(15,157)	$14,896	$10,037
Less: Net (losses) and gains recognized during the period on trading securities sold during the period	(6,517)	(9,869)	(5,448)
Unrealized (losses) and gains recognized during the reporting period on trading securities still held at the reporting date	$(8,640)	$24,765	$15,485

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

(c) Investment Income

Net investment income for the years ended December 31, 2017, 2016 and 2015 was derived from the following sources:

	Year Ended December 31,
	2017	2016	2015
Fixed maturity securities, available-for-sale	$245,281	$203,998	$152,663
Equity securities, available-for-sale	2,287	2,795	2,784
Fixed maturity securities, trading	1,935	—	—
Equity securities, trading	(155)	22	(982)
Cash and short term investments	8,447	6,732	3,718
Other invested assets (1)	(20,679)	—	—
Total investment income	237,116	213,547	158,183
Investment expenses and interest expense on securities sold under agreement to repurchase	(9,613)	(5,500)	(1,893)
Net investment income	$227,503	$208,047	$156,290

(1)	Includes losses from equity investments.

(d) Realized Gains and Losses

The tables below summarize the gross realized gains and (losses) for the years ended December 31, 2017, 2016 and 2015.

Year Ended December 31, 2017	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
Fixed maturity securities, available-for-sale	$48,066	$(6,530)	$41,536
Equity securities, available-for-sale	23,817	(2,512)	21,305
Fixed maturity securities, trading	5,417	(7,942)	(2,525)
Equity securities, trading	17,064	(29,696)	(12,632)
Other invested assets	17,770	(2,319)	15,451
Total	$112,134	$(48,999)	$63,135

Year Ended December 31, 2016	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
Fixed maturity securities, available-for-sale	$71,291	$(11,819)	$59,472
Equity securities, available-for-sale	6,578	(13,697)	(7,119)
Fixed maturity securities, trading	11,918	(1,184)	10,734
Equity securities, trading	21,843	(17,681)	4,162
Other invested assets	888	—	888
Other-than-temporary impairment of other invested assets	—	(6,440)	(6,440)
Other-than-temporary impairment of fixed maturity securities, available-for-sale	—	(4,191)	(4,191)
Other-than-temporary impairment of equity securities, available-for-sale	—	(21,028)	(21,028)
Total	$112,518	$(76,040)	$36,478

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Year Ended December 31, 2015	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Losses)
Fixed maturity securities, available-for-sale	$17,828	$(1,516)	$16,312
Equity securities, available-for-sale	1,563	(2,297)	(734)
Equity securities, trading	22,602	(12,565)	10,037
Other invested assets	1,657	—	1,657
Other-than-temporary impairment of equity securities, available-for-sale	—	(17,879)	(17,879)
Other-than-temporary impairment of equity securities, trading	—	(1,276)	(1,276)
Total	$43,650	$(35,533)	$8,117

On June 9, 2017, the Company announced that it entered into agreements to sell 10,586,000 common shares of National General Holdings Corp. (“NGHC”), a related party, at a price of $20.00 per share (representing a discount of 8.3% to NGHC's common stock closing market price on the Nasdaq Stock Exchange on June 8, 2017). The sale was completed through separate, privately negotiated purchase agreements with unaffiliated third parties and resulted in a $68,425 realized gain, which is reflected in the Equity in earnings of unconsolidated subsidiaries - related parties caption on the consolidated statements of operations.

(e) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets held are primarily in the form of cash or certain high grade securities. The fair values of our restricted assets as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Restricted cash	$480,118	$713,338
Restricted investments	3,193,838	2,126,216
Total restricted cash and investments	$3,673,956	$2,839,554

(f) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. The Company's risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle the obligations. To establish a position in security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. When the transaction is open, the liability for the obligation to replace the borrowed security is marked to market and an unrealized gain or loss is recorded. At the time the transaction is closed, the Company realizes a gain or loss equal to the differences between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest which will be paid to the lender of the securities. The Company’s liability for securities to be delivered is measured at their fair value and was $75,462 and $36,394 as of December 31, 2017 and 2016, respectively. The securities sold but not yet purchased consisted primarily of equity and fixed maturity securities.

From time to time, the Company enters into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed maturity securities. As of December 31, 2017, the Company had no repurchase agreements outstanding. As of December 31, 2016, the Company had 13 repurchase agreements with an outstanding principal amount of $160,270, which approximates fair value, at interest rates between 0.75% and 0.90%. The Company had approximately $175,700 of collateral pledged in support of the agreements outstanding as of December 31, 2016. Interest expense associated with repurchase agreements for the years ended December 31, 2017 and 2016 was $1,715 and $554, respectively.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

4. Fair Value of Financial Instruments

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2017 and 2016:

As of December 31, 2017	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed maturity securities:
U.S. treasury securities	$324,113	$324,113	$—	$—
U.S. government securities	50,525	—	50,525	—
Municipal bonds	1,045,527	—	1,045,100	427
Foreign government	151,734	—	151,734	—
Corporate bonds and other bonds:
Finance	1,769,912	—	1,769,912	—
Industrial	2,292,607	—	2,292,607	—
Utilities	332,422	—	332,422	—
Commercial mortgage backed securities	412,732	—	389,831	22,901
Residential mortgage backed securities:
Agency backed	556,429	—	556,429	—
Non-agency backed	6,777	—	6,777	—
Collateralized loan / debt obligations	600,531	—	600,531	—
Asset-backed securities	30,035	—	29,242	793
Equity securities:
Equity securities, available-for-sale	114,695	114,211	7	477
Equity securities, trading	97,036	96,555	481	—
Short term investments	187,793	—	187,793	—
Other investments	5,000	—	—	5,000
Life settlement contracts	20,808	—	—	20,808
Less: Fixed maturity securities classified as held for sale (see Note 27)	(35,233)	—	(35,233)	—
Total financial assets (1)	$7,963,443	$534,879	$7,378,158	$50,406
Financial Liabilities
Securities sold but not yet purchased	$75,462	$70,724	$4,738	$—
Life settlement contract profit commission	3,169	—	—	3,169
Contingent consideration	75,367	—	—	75,367
Total financial liabilities (2)	$153,998	$70,724	$4,738	$78,536

(1)
Does not include assets held for sale of $900,903 carried at fair value and classified as Level 2 within the fair value hierarchy as of December 31, 2017. See Note 27. "Divestitures" for additional information.

(2)
Does not include liabilities held for sale of $761,679 carried at fair value and classified as Level 2 within the fair value hierarchy as of December 31, 2017. See Note 27. "Divestitures" for additional information.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

As of December 31, 2016	Total	Level 1	Level 2	Level 3
Financial Assets
Fixed Maturity Securities:
U.S. treasury securities	$330,654	$330,654	$—	$—
U.S. government securities	63,732	—	63,732	—
Municipal bonds	854,170	—	854,170	—
Foreign government	152,876	—	149,298	3,578
Corporate bonds and other bonds:
Finance	1,566,288	—	1,559,800	6,488
Industrial	2,296,391	—	2,291,351	5,040
Utilities	204,082	—	199,503	4,579
Commercial mortgage backed securities	177,994	—	177,994	—
Residential mortgage backed securities:
Agency backed	1,210,385	—	1,186,315	24,070
Non-agency backed	61,229	—	58,109	3,120
Collateralized loan / debt obligations	484,405	—	484,405	—
Asset-backed securities	29,710	—	29,710	—
Equity Securities:
Equity securities, available-for-sale	137,162	66,228	49,618	21,316
Equity securities, trading	81,960	78,827	—	3,133
Life settlement contracts	356,856	—	—	356,856
Total financial assets	$8,007,894	$475,709	$7,104,005	$428,180
Financial Liabilities
Securities sold but not yet purchased	$36,394	$36,394	$—	$—
Securities sold under agreements to repurchase	160,270	—	160,270	—
Life settlement contract profit commission	4,940	—	—	4,940
Contingent consideration	71,657	—	—	71,657
Derivatives	243	—	243	—
Total financial liabilities	$273,504	$36,394	$160,513	$76,597

Transfers between Level 1 and Level 2 for all periods presented are due to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs. During the year ended December 31, 2017, $35,818 was transferred from Level 2 to Level 1. There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2016 and 2015.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

The following tables provide a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the years ended December 31, 2017 and 2016: The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Balance as of January 1, 2017	Net income (loss)	Other comprehensive loss	Purchases and issuances	Sales and settlements	Net transfers (out of) into Level 3	Balance as of December 31, 2017
Fixed maturity securities, available-for-sale	$46,875	$327	$(1,013)	$9,459	$(8,740)	$(22,787)	$24,121
Fixed maturity securities, trading	—	1,992	—	—	(2,304)	312	—
Equity securities, trading	3,133	(400)	—	4,484	(3,834)	(3,383)	—
Equity securities, available-for-sale	21,316	566	(186)	613	(38,198)	16,366	477
Other investments	—	—	—	5,000	—	—	5,000
Life settlement contracts	356,856	59,821	—	16,473	(412,342)	—	20,808
Life settlement contract profit commission	(4,940)	1,771	—	—	—	—	(3,169)
Contingent consideration	(71,656)	7,585	—	(29,420)	18,124	—	(75,367)
Total	$351,584	$71,662	$(1,199)	$6,609	$(447,294)	$(9,492)	$(28,130)

	Balance as of January 1, 2016	Net income (loss)	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into Level 3	Balance as of December 31, 2016
Fixed maturity securities, available-for-sale	$—	$—	$296	$12,901	$—	$33,678	$46,875
Equity securities, trading	—	—	1,394	1,739	—	—	3,133
Equity securities, available-for-sale	37,211	(25,484)	5,042	511	(16,364)	20,400	21,316
Life settlement contracts	264,001	123,872	—	17,230	(48,247)	—	356,856
Life settlement contract profit commission	(15,406)	(9,940)	—	—	20,406	—	(4,940)
Contingent consideration	(84,760)	(7,870)	—	(14,760)	35,734	—	(71,656)
Total	$201,046	$80,578	$6,732	$17,621	$(8,471)	$54,078	$351,584

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

A reconciliation of net income for life settlement contracts in the above table to gain on investment in life settlement contracts net of profit commission included in the consolidated statements of operations for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016
Net income (1)	$59,821	$123,872
Premium paid	(59,576)	(65,098)
Profit commission	1,771	(9,940)
Other expenses	(4,460)	(2,687)
(Loss) gain on investment in life settlement contracts	$(2,444)	$46,147

(1)	Includes loss on sale of life settlement contracts of $25,104 for the year ended December 31, 2017.

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Maturity Investments: Fair value disclosures for these investments are disclosed elsewhere in Note 2. “Significant Accounting Policies”. As of December 31, 2017, the Company's Level 3 equity securities consisted primarily of privately placed warrants of companies that have publicly traded common stock. The fair value of these equity securities as of December 31, 2017 was derived from the quoted price of the underlying common stock adjusted for other inputs that are not market observable.

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

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: Prior to June 2017, the Company had an ownership percentage of approximately 12% in NGHC, a publicly-held insurance holding company (Nasdaq: NGHC). The Company accounted for this investment under the equity method of accounting as it had the ability to exert significant influence on NGHC. The fair value and the carrying value of the investment was approximately $307,263 and $151,332, respectively, as of December 31, 2016. In June 2017, the Company sold 10,586,000 common shares of NGHC. As a result of the sale, the Company ceased accounting for this investment under the equity method of accounting and has classified the remaining $33,573 investment in NGHC, or 1,709,430 common shares, as equity securities, available-for-sale. Refer to Note 3. "Investments", and Note 15. "Related Party Transactions" for more information.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

•	Subordinated Debentures and Debt: The fair value of the Company's debt arrangements as of December 31, 2017 was as follows:

	December 31, 2017
	Carrying Value	Fair Value
Revolving credit facility	$130,000	$130,000
5.5% Convertible senior notes due 2021	5,363	5,363
2.75% Convertible senior notes due 2044	172,958	172,290
6.125% Senior notes due 2023	248,458	245,247
Junior subordinated debentures due 2035-2037	122,116	110,410
Trust preferred securities due 2033-2037	92,786	86,137
7.25% Subordinated Notes due 2055	145,327	150,000
7.50% Subordinated Notes due 2055	130,795	139,806
Secured loan agreements	174,414	174,414
Promissory notes	66,504	66,929
Total debt	$1,288,721	$1,280,596
The 7.25% subordinated notes due 2055, the 7.50% subordinated notes due 2055, the 2.75% convertible senior notes due 2044, and the 6.125% senior notes due 2023 are publicly traded instruments and are classified as Level 1 in the fair value hierarchy. The fair value of the junior subordinated debentures due 2035-2037 and Republic's trust preferred securities due 2033-2037 were determined using the Black-Derman-Toy interest rate lattice model and are classified as Level 3 in the fair value hierarchy. In determining the fair value of its remaining debt, the Company uses estimates based on rates currently available for debt with similar terms and remaining maturities. Accordingly, the fair value of the Republic promissory note and other debt is classified as Level 2 within the valuation hierarchy. The Company considers its other debt's carrying value to approximate fair value as their interest rates approximate current borrowing rates.

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

the expected cash flow generated by the portfolio, net of the policy specific reserves, yields the fair value of the portfolio. The effective discount rate reflects the relationship between the fair value and the expected cash flow gross of these reserves.

During 2017, the Company sold all but six of its life settlement contracts with an aggregate fair value of $20,808 as of December 31, 2017. Refer to Note 6. "Investment in Life Settlements", for more information.

The following table summarizes data utilized in estimating the fair value of the portfolio of life insurance policies as of December 31, 2017 and 2016 and, as described in Note 6. “Investment in Life Settlements”, only includes data for policies to which the Company assigned value at those dates:

	December 31,
	2017	2016
Average age of insured	86.1	82.8
Average life expectancy, months (1)	74	107
Average face amount per policy (Amounts in thousands)	$9,500	$6,572
Effective discount rate (2)	12.0%	12.4%

(1)	Standard life expectancy as adjusted for specific circumstances.

(2)
Effective discount rate (“EDR”) is the Company's estimated internal rate of return on its life settlement contract portfolio and is determined from the gross expected cash flows and valuation of the portfolio. The EDR is inclusive of the reserves and the gross expected cash flows of the portfolio. The Company anticipates that the EDR's range is between 10% and 15% and reflects the uncertainty that exists surrounding the information available as of the reporting date. As the accuracy and reliability if information improves (declines), the EDR will decrease (increase). The change in the EDR from December 31, 2016 to December 31, 2017 resulted from routine updating of life expectancies and other factors relating to operational risk.

The Company's assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculation are derived from valuation techniques generally used in the industry that include inputs for the asset that are not based on observable market data. The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the fair value amount. If the life expectancies were increased or decreased by 4 months and the discount factors were increased or decreased by 1% while all other variables are held constant, the carrying value of the investment in life insurance policies would increase or (decrease) by the unaudited amounts summarized below for the years ended December 31, 2017 and 2016:

	Change in life expectancy
	Plus 4 Months	Minus 4 Months
Investment in life policies:
December 31, 2017	$(1,843)	$1,546
December 31, 2016	$(44,207)	$43,492

	Change in discount rate (1)
	Plus 1%	Minus 1%
Investment in life policies:
December 31, 2017	$(1,263)	$1,368
December 31, 2016	$(29,881)	$33,155

(1)	Discount rate is a present value calculation that considers legal risk, credit risk and liquidity risk and is a component of EDR.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill, which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. In the event of an impairment, the Company determines the fair value of the goodwill and intangible assets using a discounted cash flow approach or price to invested assets multiple, which contain significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate. See Note 7. "Intangible Assets and Goodwill", for additional information on how the Company tests goodwill for impairment.

The Company recognized non-recurring fair value adjustments related to impairment of intangible assets of $1,029, $1,450 and $2,060 during 2017, 2016 and 2015, respectively, and a non-recurring adjustment related to impairment to goodwill of $55,304 during the year ended December 31, 2015. Additionally, there were certain adjustments to the initial fair value estimates of the assets and liabilities assumed at the acquisition date (as disclosed in Note 5. "Acquisitions" to these consolidated financial statements) from updated estimates and assumptions during the measurement period. The measurement period may be up to one year from the acquisition date. The Company records any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

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

The following material acquisitions occurred during the years ended December 31, 2017 and 2016:

AmeriHealth Casualty Insurance Company

On February 28, 2017, the Company completed its previously announced acquisition of AHC Insurance Company ("AHC"), formerly named AmeriHealth Casualty Insurance Company, a workers’ compensation insurance company operating primarily in Pennsylvania and New Jersey. The Company acquired 100% of the outstanding stock of AHC for $93,969 in cash, which is subject to a reserve guarantee of $40,000, subject to a 10% loss corridor retained by the Company and payable after five years, based on the development of AHC’s loss reserves as of June 30, 2016. As of December 31, 2017, the Company had recorded $34,081 related to the reserve guarantee.

A summary of the assets acquired and liabilities assumed for AHC are as follows:

Assets
Cash and investments	$275,351
Premium receivable	45,288
Accrued interest and dividends	1,162
Reinsurance recoverable	14,512
Other assets	42,622
Goodwill and intangible assets	18,824
Total assets acquired	$397,759
Liabilities
Loss and loss adjustment expense reserves	$226,922
Unearned premiums	49,285
Accrued expenses and other liabilities	27,583
Total liabilities assumed	$303,790
Acquisition price	$93,969

The goodwill and intangible assets, as well as AHC's results of operations, are included as a component of the Small Commercial Business segment. The goodwill is not deductible for income tax purposes. The intangible assets consist primarily of agent relationships of $2,750 and a non-compete agreement of $1,500. The agent relationships have a life of ten years and the non-

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

compete agreement has a life of five years. As a result of this acquisition, the Company recorded approximately $95,743 of gross written premiums during the year ended December 31, 2017.

PDP Group, Inc.

On May 1, 2017, the Company acquired 100% of the outstanding common stock of PDP Group Inc. ("PDP"), a Maryland-based provider of tailored insurance solutions for auto dealers in North America. The purchase agreement required the Company to pay $49,801 in cash on the acquisition date and contained an earn-out provision that is contingent on PDP meeting certain performance conditions over a three-year period. The Company valued the contingent consideration associated with the earn-out provision at $12,621 as of the acquisition date.

A summary of the assets acquired and liabilities assumed for PDP are as follows:

Assets
Cash and cash equivalents	$11,826
Premium receivable	29,188
Other assets	705
Property and equipment, net	776
Goodwill and intangible assets	55,586
Total assets acquired	$98,081
Liabilities
Accrued expenses and other liabilities assumed	$35,659
Total liabilities	$35,659
Acquisition price	$62,422

The goodwill and intangible assets, as well as PDP's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not deductible for income tax purposes. The intangible assets consist primarily of agent relationships of $43,000, trademarks of $2,000, and a non-compete agreement of $800. The agent relationships have a life of seventeen years and the non-compete agreement has a life of five years. The trademark has an infinite life. As a result of this acquisition, the Company recorded $29,331 in service and fee income related to PDP during year ended December 31, 2017.

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

A summary of the assets acquired and liabilities assumed for ANV are as follows:

Assets
Cash and investments	$415,968
Premium receivable	166,536
Accrued interest and dividends	635
Reinsurance recoverable	128,595
Other assets	142,786
Deferred tax assets	14,488
Property and equipment, net	11,741
Goodwill and intangible assets	147,235
Total assets acquired	$1,027,984
Liabilities
Loss and loss adjustment expense reserves	$438,724
Unearned premiums	230,604
Deferred tax liabilities	17,066
Accrued expenses and other liabilities	138,313
Total liabilities assumed	$824,707
Acquisition price	$203,277

The goodwill and intangible assets as well as ANV's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not deductible for income tax purposes. The intangible assets consist primarily of syndicate capacity of $45,000, agency relationships of $32,000, and trademarks of $3,000. The syndicate capacity has an indefinite life and other intangible asset lives range from three to fifteen years. As a result of this acquisition, the Company recorded approximately $644,038 and $85,033, respectively, of gross written premiums for the years ended December 31, 2017 and 2016.

Trust Risk Group

In conjunction with the settlement of a dispute with its former Italian medical liability broker, on July 20, 2016, the Company obtained renewal rights associated with all the in-force business produced by TRG prior to the termination of the brokerage and agency relationship and a non-compete agreement from TRG and related parties for a period of three years in exchange for €16,000 (or $17,694 as of the acquisition date), as well as the release of a receivable balance due from TRG of €14,000 (or $15,483 as of the acquisition date). The cash consideration at inception of the non-compete agreement was €13,000 (or $14,376 as of the acquisition date), with the remainder of €3,000 (or $3,318 as of the acquisition date) to be paid after a period of three years. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded an acquisition price of €29,800 (or $32,956 as of the acquisition date) for these agreements. The Company determined the fair value of the non-compete agreement to be €17,500 (or $19,353 as of the acquisition date) and the life of the asset to be three years. The fair value of the renewal rights agreement was determined to be €12,000 (or $13,271 at the date of acquisition) and to have a life of four years. The remaining amount of €300 (or $332 as of the acquisition date) was determined to be goodwill and is not deductible for income tax purposes. The goodwill and intangible assets, as well as the results of operations from these agreements, are included as a component of the Specialty Risk and Extended Warranty segment.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Nationale Borg

On May 31, 2016, the Company completed the acquisition of N.V. Nationale Borg-Maatscappij and its affiliates ("Nationale Borg") for €163,053 (or $181,478 as of the acquisition date). Nationale Borg is an Amsterdam-based international direct writer and reinsurer of surety and trade credit insurance in over 70 countries that has been in existence for approximately 120 years.

A summary of the assets acquired and liabilities assumed for Nationale Borg are as follows:

Assets
Cash and investments	$216,801
Premium receivable	5,676
Accrued interest and dividends	83
Reinsurance recoverable	8,587
Other assets	14,734
Property and equipment	10,319
Goodwill and intangible assets	57,319
Total assets acquired	$313,519
Liabilities
Loss and loss adjustment expense reserves	$78,909
Unearned premiums	24,782
Accrued expenses and other liabilities	28,350
Total liabilities assumed	$132,041
Acquisition price	$181,478

The goodwill and intangible assets, as well as Nationale Borg's results of operations, are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not deductible for income tax purposes. The intangible assets consist primarily of customer relationships of $19,007, tradenames of $1,556, licenses of $389, software of $778, and value over business acquired ("VOBA") of $17,437. The tradenames and licenses have an indefinite life and the other intangible assets have lives ranging from three to fifteen years. As a result of this acquisition, the Company recorded approximately $128,540 and $64,420, respectively, of gross written premiums for the years ended December 31, 2017 and 2016.

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

A summary of the assets acquired and liabilities assumed for First Nationwide are as follows:

Assets
Cash	$268
Property and equipment	66
Goodwill and intangible assets	45,632
Total assets acquired	$45,966
Liabilities
Accrued expenses and other liabilities	$491
Deferred tax liability	6,475
Total liabilities assumed	$6,966
Acquisition price	$39,000

The goodwill and intangible assets as well as First Nationwide's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. The goodwill is not deductible for income tax purposes. The intangible assets consist primarily of customer relationships of $14,000, tradenames of $1,500, and non-compete agreements of $3,000. The intangible assets have lives that range from four to seven years. As a result of this acquisition, the Company recorded approximately $23,768 and $12,471, respectively, of service and fee income for the years ended December 31, 2017 and 2016.

Genworth

On May 9, 2016, the Company completed the acquisition of Genworth Financial Mortgage Insurance Ltd. ("Genworth"). Genworth provides mortgage insurance in Europe, primarily in the U.K., Finland, Italy and Germany. The consideration given for Genworth consisted of cash of approximately $54,500.

A summary of the assets acquired and liabilities assumed for Genworth are as follows:

Assets
Cash and investments	$239,695
Reinsurance recoverable	27,570
Other assets	8,422
Property and equipment	964
Total assets acquired	$276,651
Liabilities
Loss and loss adjustment expense reserves	$84,463
Unearned premiums	76,308
Accrued expenses and other liabilities	13,060
Total liabilities assumed	$173,831
Acquisition price	$54,500
Acquisition gain	$48,320

The Company determined that the fair value of any intangible assets associated with the acquisition were immaterial. Genworth's results of operations are included as a component of the Specialty Risk and Extended Warranty segment. As a result of this acquisition, the Company recorded approximately $18,763 and $17,254, respectively, of gross written premiums for the years ended December 31, 2017 and 2016.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Republic

On April 18, 2016, the Company completed the acquisition of Republic Companies, Inc. and its affiliates ("Republic") from Delek Group Ltd., and Republic Insurance Holdings, LLC. Republic provides commercial and personal lines property and casualty insurance through independent agents and managing general agents. Republic primarily distributes the majority of its business to individuals and small and medium-size businesses through a network of independent agents in the southwestern U.S. In addition, Republic generates fee revenue by providing insurance services to third parties.

The consideration given for Republic consisted of approximately $113,456 of cash at closing, a promissory note payable of approximately $104,685 due to Delek Finance U.S. Inc. and deferred payments of approximately $15,200 that are owed to the minority owners of Republic. Further information on the promissory note can be found in Note 13. "Debt" and elsewhere in this report. The deferred payments will be made in nineteen quarterly installments of $800 and began three months after the acquisition date. The remaining deferred payment liability was $10,400 as of December 31, 2017.

A summary of the assets acquired and liabilities assumed for Republic are as follows:

Assets
Cash and investments	$620,700
Premium receivable, net	85,455
Accrued interest and dividends	4,779
Reinsurance recoverable	622,660
Deferred tax assets	28,857
Other assets	223,619
Property and equipment	1,576
Goodwill and intangible assets	131,607
Total assets acquired	$1,719,253
Liabilities
Loss and loss adjustment expense reserves	$879,356
Unearned premiums	301,972
Trust preferred outstanding	92,786
Accrued expenses and other liabilities	129,116
Funds held under reinsurance treaties	83,331
Total liabilities assumed	$1,486,561
Acquisition price	$232,692

The goodwill and intangible assets as well as Republic's results of operations are included as a component of the Small Commercial Business and Specialty Program segments. The goodwill is not deductible for income tax purposes. The intangible assets consist primarily of customer relationships of $40,800, licenses of $11,400, and tradenames of $5,200. The tradenames and licenses have an indefinite life and the customer relationships have lives that range from seven to eight years. For the years ended December 31, 2017 and 2016, the Company recorded $537,466 and $483,400, respectively, of gross written premium, $8,201 and $5,853, respectively, of service and fee income as a result of this acquisition.

ARI Insurance Company

On January 22, 2016, the Company completed the acquisition of ARI Holdco Inc. ("ARIH") and its subsidiaries. ARIH's primary operating subsidiary, ARI Insurance Company ("ARI"), is an underwriter of commercial automobile insurance in New Jersey, Pennsylvania and Maryland.
Immediately prior to the acquisition, ARI converted from a mutual form to a stock form of ownership in a transaction "sponsored" by the Company. As required by the plan of conversion and applicable Delaware law, the Company offered shares of its common stock, at a discount to the market price, to the members of ARI who held policies as of December 31, 2014 and the directors, officers and employees of ARI and its subsidiaries. The Company received subscriptions for approximately $276, resulting

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

in the issuance by the Company of 12,347 (on a post-split basis) shares of its common stock at a discounted price of 20% (or approximately $69 in the aggregate) from the Company's market trading price. Pursuant to the stock purchase agreement, after the expiration of the offering, the Company purchased all of the authorized shares of capital stock of ARIH at a purchase price equal to the greater of the gross proceeds received by the Company in the offering, and $3,750. The Company made a payment to ARIH of $23,500, which included the $276 in proceeds the Company received in the offering, for the stock of ARI. Additionally, the Company, as part of the transaction, was required to make a payment to an employee bonus pool of ARI of $3,750. The remaining $23,500 of cash contributed to ARIH was retained by the Company. In accordance with FASB ASC 805-10 Business Combinations, the Company recorded an acquisition price of approximately $3,819.
A summary of the assets acquired and liabilities assumed for ARI are as follows:

Assets
Cash and investments	$53,917
Premium receivable, net	15,577
Accrued interest and dividends	375
Reinsurance recoverable	17,554
Other assets	2,116
Intangible assets	1,097
Total assets acquired	$90,636
Liabilities
Loss and loss adjustment expense reserves	$59,723
Unearned premiums	18,672
Accrued expenses and other liabilities	7,967
Total liabilities assumed	$86,362
Acquisition price	$3,819
Acquisition gain	$455

The intangible assets, as well as ARI's results of operations, are included as a component of the Small Commercial Business segment. The intangible asset consisted of a license with an indefinite life of $250. As a result of this acquisition, the Company recorded approximately $30,023 and $43,334, respectively, of gross written premiums for the years ended December 31, 2017 and 2016, respectively.

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

Other

In addition, the Company completed other immaterial acquisitions, the total purchase consideration paid for which was approximately $48,993 and $76,718, respectively, during the years ended December 31, 2017 and 2016. No individual acquisition or acquisitions in the aggregate were material and, therefore, the Company is not required to include any pro forma financial information in this report.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

6. Investment in Life Settlements

The Company has a 50% ownership interest in each of two entities (collectively, the "LSC Entities") formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the remaining 50%. The LSC Entities are: Tiger Capital LLC (“Tiger”); and AMT Capital Holdings, S.A. (“AMTCH”).

During 2017, the LSC Entities acquired seven life settlement contracts for approximately $16,473 and had seven life settlement contracts mature for approximately $48,045 in cash.

On August 16, 2017, the Company sold 114 life settlement contracts from the Tiger portfolio for consideration of $100,000, which included a payment of $90,000 on the closing date. In addition, a payment of $5,000 is due on the next two anniversaries of the closing date. Tiger paid a dividend to its members of $90,000, with $45,127 going to NGHC and the remaining portion retained in the Company.

On December 28, 2017, the LSC Entities contributed 136 life settlement contracts to a limited partnership managed and operated by an unrelated third party. The consideration for the transaction included $217,831 of cash (including an advance of $39,724 on future payments from the limited partnership) and the right to receive certain contingent earn-out payments. The LSC Entities have a 30% non-controlling equity interest in the limited partnership while the remaining 70% is held by an unrelated third party. As of December 31, 2017, the LSC Entities' carrying value of the investment in the limited partnership was $68,085.

As of December 31, 2017, the LSC Entities directly held six life settlement contracts. One of those six contracts matured during 2018. The Company recorded a loss on investment in life settlement contracts, net of profit commissions and all expenses incurred by the LSC Entities, of approximately $2,444 for the year ended December 31, 2017. The Company recorded a gain on investment in life settlement contracts, net of profit commission, of $46,147 and $19,844 for the years ended December 31, 2016, and 2015, respectively.

The following tables describe the Company’s investment in life settlements as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
Expected Maturity Term in Years	Life Settlement Contracts	Fair Value	Face Value	Life Settlement Contracts	Fair Value (1)	Face Value
0 – 1	—	$—	$—	—	$—	$—
1 – 2	—	—	—	2	8,873	12,500
2 – 3	—	—	—	7	39,495	63,000
3 – 4	1	6,041	10,000	10	37,436	75,422
4 – 5	—	—	—	10	34,003	82,900
Thereafter	5	14,767	47,000	225	237,049	1,405,414
Total	6	$20,808	$57,000	254	$356,856	$1,639,236

(1) As of December 31, 2016, the Company determined the fair value of 18 policies to be negative and, therefore, assigned a fair value of zero to those policies.

For contracts where the Company determined the fair value to be negative and therefore assigned a fair value of zero, the following table details the amount of premiums paid and the death benefits received for the year ended December 31, 2016. The Company had no such contracts as of December 31, 2017.

Year Ended December 31,
2016
Number of policies with a negative value from discounted cash flow model	18
Premiums paid for the year ended	$2,640
Death benefit received	$—

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

The following table details premiums to be paid by the LSC Entities for each of the five succeeding fiscal years to keep the life insurance policies in force as of December 31, 2017 and 2016:

	Premiums Due on Life Settlement Contracts
	December 31, 2017	December 31, 2016
2017	$—	$61,518
2018	1,555	49,684
2019	1,620	50,396
2020	1,723	46,632
2021	2,288	43,223
2022	2,147	—
Thereafter	9,385	503,817
Total premiums to be paid	$18,718	$755,270

7. Intangible Assets and Goodwill

The composition of intangible assets is summarized as follows:

December 31, 2017	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Renewal rights	$92,392	$52,609	$39,783	4 to 17 years
Distribution networks	249,397	75,893	173,504	5 to 20 years
Software	6,057	4,929	1,128	3 to 20 years
Customer relationships	253,795	97,394	156,401	7 to 18 years
Trademarks	9,720	6,920	2,800	3 to 15 years
Trademarks	15,326	—	15,326	Indefinite Life
Licenses	12,608	12,275	333	5 to 50 years
Licenses	47,244	—	47,244	Indefinite Life
Use rights	82,159	—	82,159	Indefinite Life
Other	89,687	55,683	34,004	1 to 10 years
Less: Assets classified as held for sale (See Note 27)	(273,873)	(102,014)	(171,859)	N/A
Total intangible assets	$584,512	$203,689	$380,823	12 years average

December 31, 2016	Gross Balance	Accumulated Amortization	Net Value	Useful Life
Renewal rights	$86,525	$38,547	$47,978	4 to 17 years
Distribution networks	194,651	58,294	136,357	5 to 20 years
Software	14,649	4,424	10,225	3 to 20 years
Customer relationships	251,656	72,633	179,023	7 to 18 years
Trademarks	9,720	5,533	4,187	3 to 15 years
Trademarks	14,756	—	14,756	Indefinite Life
Licenses	12,608	11,047	1,561	5 to 50 years
Licenses	46,923	—	46,923	Indefinite Life
Use rights	79,681	—	79,681	Indefinite Life
Other	67,482	31,613	35,869	1 to 10 years
Total intangible assets	$778,651	$222,091	$556,560	11 years average

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Finite lived intangible assets are generally amortized under the straight-line method, except for renewal rights, which the Company amortizes using a 125% accelerated method, and certain customer relationships, which are amortized based on cash flows associated with the respective customer relationships. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $85,143, $65,425 and $46,524, respectively. The estimated aggregate amortization expense for each of the next five years is:

2018	$74,898
2019	66,277
2020	52,200
2021	44,402
2022	37,620
Thereafter	132,556
Less: Assets classified as held for sale (See Note 27)	(164,759)
Total amortization of intangible assets with finite lives	$243,194

The Company identifies reporting units for goodwill impairment testing in accordance with ASC 350-20-35 Intangibles - Goodwill and Other. The Company generally combines reporting units, which are a component of an operating segment, when they have similar economic characteristics, nature of services, types of customer, distribution methods and regulatory environment. For the years ended December 31, 2017 and 2016, the Company had six reporting units that it tested for goodwill impairment. Goodwill is typically tested for impairment annually as of October 1st. However, due to the announcement of the entry into an agreement to sell a majority interest in its U.S.-based fee business in the fourth quarter, the Company concluded that a triggering event had occurred. Therefore, an additional goodwill impairment analysis was performed as of the date of the announcement on all reporting units. Based on the impairment tests performed as of November 6, 2017, October 1, 2017 and October 1, 2016, the fair values exceeded the carrying values of the respective reporting units. No goodwill impairment losses were recognized for the years ended December 31, 2017 and 2016, respectively, as a result of the impairment tests.

In 2015, the Company had one reporting unit, Specialty Risk and Extended Warranty - Luxembourg reporting unit (“RU”), which was at risk of failing step 1 in the goodwill impairment test required under ASC 350 Intangibles - Goodwill and Other. This RU had $60,249 of goodwill as of the test date in 2015. For the RU, a step 1 analysis was performed to determine whether an impairment existed using an October 1st measurement date. Since Luxembourg reinsurance companies are regularly bought and sold between third parties and the transaction data information is available, the Guideline Transactions Method of the Market Approach (Fair value hierarchy Level 3) was utilized to determine the fair value of the RU. The Guideline Transactions Method is based on valuation multiples derived from actual transactions for comparable companies and was used to develop an estimate of value for the subject company. In applying this method, valuation multiples are derived from historical data of selected transactions, then evaluated and adjusted, if necessary, based on the strengths and weaknesses of the subject company relative to the derived market data. In the case of the RU, the most appropriate multiple to utilize was determined to be a Price to Invested Assets (“P/IA”) multiple, since invested assets and the corresponding regulatory reserves are metrics utilized by market participants to negotiate the purchase price of the transaction. These P/IA multiples are then applied to the appropriate invested assets of the subject company to arrive at an indication of fair value. Step 1 of the impairment test indicated that the RU’s carrying value exceeded its fair value in 2015. Accordingly, the Company performed a Step 2 impairment test and recorded a non-cash goodwill impairment charge of $55,304 during the year ended December 31, 2015, which is included in Other expenses on the consolidated statements of operations.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2017 and 2016 are as follows:

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Goodwill as of January 1, 2016	$145,352	$244,894	$42,454	$432,700
Goodwill additions	73,551	175,165	9,811	258,527
Foreign currency translation and other	—	(4,662)	—	(4,662)
Goodwill as of December 31, 2016	$218,903	$415,397	$52,265	$686,565
Goodwill additions	16,229	53,918	—	70,147
Foreign currency translation and other (1)	14,813	(20,507)	(9,811)	(15,505)
Less: Assets classified as held for sale (See Note 27)	(11,653)	(141,145)	(35,517)	(188,315)
Goodwill as of December 31, 2017	$238,292	$307,663	$6,937	$552,892

(1) - Includes a reclassification of goodwill to intangible assets and adjustments to realign goodwill by segment.

Goodwill added during 2017 resulted primarily from the acquisitions of AHC in the Small Commercial Business segment and the acquisitions of PDP and certain other companies in the Specialty Risk and Extended Warranty segment as well as prior year purchase adjustments. Goodwill added during 2016 resulted primarily from the acquisitions of Republic and Total Program Management in the Small Commercial Business segment and the acquisitions of Nationale Borg, ANV and First Nationwide in the Specialty Risk and Extended Warranty segment.

A roll forward of the changes in cumulative goodwill impairment losses, which are all included in the Specialty Risk and Extended Warranty segment, is below:

Goodwill	$614,922
Accumulated impairment losses	(182,222)
Balance as of December 31, 2015	432,700
Goodwill acquired	258,527
Foreign currency translation and other	(4,662)
Goodwill	868,787
Accumulated impairment losses	(182,222)
Balance as of December 31, 2016	686,565
Goodwill acquired	70,147
Foreign currency translation and other	(15,505)
Goodwill	923,429
Accumulated impairment losses	(182,222)
Less: Assets classified as held for sale (See Note 27)	(188,315)
Balance as of December 31, 2017	$552,892

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

8. Other Assets

Included within other assets are the following:

	December 31,
	2017	2016
Other receivables (related party $12,280; $35,547)	$654,873	$580,718
Life settlement contracts	20,808	356,856
Other assets (related party $2,334; $1,298)	463,615	347,230
Funds held with reinsurance companies	66,169	169,217
Loan receivable (related party $256,787; $125,000)	266,176	131,797
Deferred tax asset	116,844	16,032
Less: Assets classified as held for sale (see Note 27)	(165,435)	—
Total other assets	$1,423,050	$1,601,850

9. Property, Equipment and Software, net

Property, equipment and software consist of the following:

	December 31,
	2017	2016
Land	$28,414	$20,678
Building	313,576	137,096
Software	202,568	192,846
Computer equipment	73,795	57,870
Other equipment	66,002	57,773
Leasehold improvements	13,180	29,221
Property, equipment and software, gross	697,535	495,484
Less: Accumulated depreciation	(239,970)	(181,152)
Assets classified as held for sale (see Note 27)	(4,187)	—
Property, equipment and software, net	$453,378	$314,332

Depreciation expense was $73,261, $52,677 and $37,905 for the years ended December 31, 2017, 2016 and 2015. Accumulated depreciation was reduced by disposals and other activities of $14,443 during the year ended December 31, 2017.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

10. Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for loss and loss adjustment expense reserves ("Loss and LAE"), reported in the accompanying consolidated balance sheets as of December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Loss and LAE, at beginning of year	$10,140,716	$7,208,367	$5,664,205
Less: reinsurance recoverables at beginning of year	3,873,786	2,665,187	2,149,444
Net loss and LAE, at beginning of year	6,266,930	4,543,180	3,514,761
Incurred related to:
Current year	3,665,506	2,884,392	2,654,187
Prior year	418,972	257,887	33,931
Total incurred during the year	4,084,478	3,142,279	2,688,118
Paid related to:
Current year	(1,259,315)	(1,060,771)	(847,357)
Prior year	(1,962,218)	(1,484,638)	(1,018,931)
Total paid during the year	(3,221,533)	(2,545,409)	(1,866,288)
Commuted loss reserves	—	—	129,377
Retroactive reinsurance recoverable	(1,018,716)	—	—
Loss portfolio transfers	—	312,049
Acquired outstanding loss and loss adjustment reserves	213,686	783,066	116,044
Allowance for reinsurance recoverable	(34,328)	—	—
Effect of foreign exchange rates	178,602	31,765	(38,832)
Net loss and LAE, at end of year	6,469,119	6,266,930	4,543,180
Plus: reinsurance recoverables at end of year	5,669,649	3,873,786	2,665,187
Loss and LAE, at end of year	$12,138,768	$10,140,716	$7,208,367

In 2017, 2016 and 2015, the Company’s liabilities for unpaid losses and LAE attributable to prior years increased by $418,972, $257,887 and $33,931, respectively. Consistent with prior years, the actuarial process was driven by updated and new incurred and paid loss data, continued review of actuarial diagnostics, which led to additional in-depth claims reviews or further development being recognized, and update of frequency and severity trends, which have continued to develop adversely. The adverse reserve development in 2017 was primarily driven by unfavorable development related to emerging loss experience beyond the prior indications based on new and updated data, especially within the Company's Small Commercial workers' compensation business in accident years of 2012 through 2016, deterioration of claim severities within auto liability that continues to exceed previously revised expectations, and unfavorable development on Italian hospital liability business related to lower than expected benefits on claims savings strategies in the oldest years. Additionally, Specialty Program segment adverse development was driven by development from long-tailed terminated programs, particularly general liability programs. The adverse development in 2016 and 2015 was primarily driven by unfavorable loss development due to higher actuarial estimates based on actual losses in the Company's Small Commercial Business and Specialty Program segments. In the Company's Small Commercial Business segment, this adverse prior period development was driven primarily by commercial auto and general liability businesses, as well as increases to the Company's non-California related workers' compensation prior selected ultimate losses, which were offset by prior selected ultimate losses for our California workers' compensation business. In the Company's Specialty Program segment, the adverse prior period development was driven primarily by commercial auto and general liability programs (including public entity, habitational and non-admitted programs). The percentage of the Company's unpaid losses and LAE related to IBNR was 52.8%, 52.5% and 53.3% as of December 31, 2017, 2016 and 2015, respectively.

In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably (adversely) than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE may decrease (increase). The Company's management believes that its use of

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

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

11. Short Duration Contracts

The following is information about the incurred and paid claims for the year ended December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claim amounts. Additionally, incurred and paid claims information is presented for the years ended December 31, 2008 through December 31, 2016 as supplementary information.

The Company’s reserves relate to short-duration contracts ("SDC") with characteristics including type of coverage, geography, and claim development. The Company considered these characteristics in determining an appropriate level of disaggregation related to its short duration contracts. The following table indicates the level of disaggregation included herein:

Reportable Segment	Lines of Business
Small Commercial	Workers' Compensation
Commercial Auto
General Liability
Tower Cut-Through
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

The table below shows initial reserves, reserves as of December 31, 2017, payments since the Company's assumption of the loss portfolio transfers (the “LPTs”), and subsequent development associated for each LPT transaction. All claims transferred with these transactions are associated with accident periods prior to the date of the LPT. The Company recorded all losses to the accident year in which the transaction occurred, even though the accident dates of the claims covered may be in prior accident years. Specifically, all claims related to the LPT from the Health Insurance Trust of New York (“HITNY”), which the Company entered into in 2013, arose prior to accident year 2008 and virtually all claims related to the LPT from Elite Contractor’s Trust of New York (“ECTNY”), which the Company entered into in 2014, arose prior to accident year 2008. Furthermore, a significant percentage of the claims related to the Majestic Insurance Company LPT, which the Company entered into in mid - 2011, also arose prior to accident year 2008.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Loss Portfolio	Year of Transfer	Initial Reserves (includes ULAE) (Unaudited)	Reserves as of December 31, 2017 (includes ULAE)	Payments since Transfer (Unaudited)	Subsequent Adverse (Favorable) Development (Unaudited)
Majestic Insurance Company	2011	$209,670	$110,412	$140,732	$41,474
HITNY	2013	$83,188	$18,356	$35,351	$(29,481)
ECTNY	2014	$21,988	$4,378	$9,415	$(8,195)
Magna Carta	2016	$162,979	$79,042	$64,151	$(19,786)

The Company records reserves for estimated losses under insurance policies that it writes and for loss adjustment expenses related to the investigation and settlement of policy claims. The Company's reserves for loss and loss adjustment expenses represent the estimated cost of all reported and unreported loss and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. In establishing its reserves, the Company does not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. The Company estimates its reserves for loss and loss adjustment expenses using case-by-case valuations and actuarial analysis. The allocated loss adjustment expenses included in this disclosure are also referred to as defense and cost containment ("DCC") expenses.

The Company utilizes various generally accepted actuarial methods including paid and incurred loss development factor approaches, expected loss ratio methods and paid and incurred Bornhuetter-Ferguson approaches to estimate its reserves for loss and loss adjustment expenses. Embedded within these actuarial methods are loss development assumptions selected by either a review of the Company's specific loss development history, industry loss development characteristics, or a combination of both depending on the line of business and the maturity of the loss experience to date.

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

The expected loss ratio (ELR) approach is generally relied upon for only the most recent accident periods for which claim experience may be too immature or volatile to rely upon for a projection of ultimate loss and loss adjustment expenses. The ELR is generally based on the business plan, trended historical results, or recent industry trends, all supplemented by discussions with various stakeholders including underwriting and claims. The ELR, when applied to earned premiums for an accident period, will provide an indication for estimated incurred claims and allocated claim adjustment expenses for the period.

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

In order to establish the adjusting and other ("AO") reserves, the Company reviews its past adjustment expenses in relation to past claims and estimates its future costs based on expected claims activity and duration.

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

The information presented below reflects acquired business on a retrospective basis, that is, the historical development tables have been presented including historical development from acquired businesses in the tables both before and after the acquisition date.

The loss development for international operations is presented for all accident years using the current exchange rate as of December 31, 2017. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.

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

The Company has calculated the average annual percentage payout based on the historical information contained within each claims development table. First, the Company converts the Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance into incremental payment amounts (e.g., 0-12 months, 12-24 months, etc.) for each accident year and then divides each incremental payment amount by the current evaluation of Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance in order to determine the historical annual percentage payout for each incremental period for each accident year. The Company averages available observations of annual percentage payout for each incremental period across accident years to determine the historical average annual percentage.

Note that the historical average annual percentage payout may sum to an amount different than 100%. This may be due to the length of the development pattern; for example, very long tailed lines of business may have payout periods that are in excess of the number of years included in the tables below. Furthermore, fluctuation in the annual percentage payout for individual incremental periods due to the uncertainty inherent in the loss settlement process may even cause the sum of the average annual payout percentage to exceed 100%.

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
Small Commercial Business - Workers' Compensation
The Company targets writing small, niche workers’ compensation exposures in generally low-hazard occupations. This has been the core strategy for the Company's organic business and re-underwriting goals for acquired businesses. The core workers' compensation portfolio has experienced adverse development, particularly accident years 2013 and subsequent. This is largely driven by higher severity of claims in New York and softening market conditions in California. Development in accident years prior to 2013 are influenced by legacy claims portfolios acquired by the Company.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$180,508	$174,424	$173,915	$174,708	$176,546	$179,476	$180,769	$181,359	$185,250	$190,615	12,337	12,142
2009	—	216,044	221,418	234,453	234,596	237,660	239,939	244,138	244,116	247,725	14,221	19,446
2010	—	—	236,893	256,624	262,549	269,261	270,508	278,802	270,822	277,751	17,516	23,294
2011	—	—	—	278,983	317,893	331,905	331,311	335,628	329,761	335,859	21,550	27,648
2012	—	—	—	—	350,207	385,919	375,645	363,670	378,822	388,257	39,313	39,953
2013	—	—	—	—	—	483,520	459,099	441,243	464,432	483,131	46,740	56,832
2014	—	—	—	—	—	—	723,070	640,801	635,987	660,039	72,539	80,636
2015	—	—	—	—	—	—	—	851,277	747,321	786,080	127,087	94,594
2016	—	—	—	—	—	—	—	—	807,942	859,920	255,608	96,458
2017	—	—	—	—	—	—	—	—	—	897,427	468,122	82,192
Incurred claims and allocated claim adjustment expenses, net of reinsurance										$5,126,804

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$41,555	$93,666	$124,777	$141,680	$152,500	$161,544	$165,605	$168,692	$171,392	$174,576
2009	—	50,293	116,098	155,654	180,073	196,803	205,968	212,257	216,853	220,740
2010	—	—	59,964	133,755	178,415	205,524	222,458	234,404	243,130	249,444
2011	—	—	—	66,396	160,635	216,215	248,604	269,749	282,573	294,284
2012	—	—	—	—	80,159	181,158	243,713	281,544	305,726	323,641
2013	—	—	—	—	—	83,926	211,079	290,037	347,105	384,068
2014	—	—	—	—	—	—	107,040	296,280	410,629	490,835
2015	—	—	—	—	—	—	—	131,873	356,983	490,561
2016	—	—	—	—	—	—	—	—	152,262	374,563
2017	—	—	—	—	—	—	—	—	—	152,784
Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance										$3,155,496
				All outstanding liabilities before 2008, net of reinsurance						107,953
Liabilities for claims and claim adjustment expenses, net of reinsurance										$2,079,261

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Small Commercial Business - Workers Compensation Insurance	18.9%	27.1%	16.5%	10.3%	6.5%	4.2%	2.8%	1.9%	1.5%	1.7%

Small Commercial Business - Commercial Auto

As part of the renewal rights acquisition of the Tower Group International, Ltd.'s commercial lines business in connection with Tower's merger with ACP Re, Ltd. in 2014, there has been substantial business growth in the commercial auto line of business year over year beginning with 2014. The Company experienced adverse development in recent accident years and development

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

periods, particularly accident years 2013 and 2014 when the Company began to write a significantly higher amount of Commercial Auto business. The Company's results have been impacted by adverse trends impacting the broader commercial auto industry, including increasing frequency and severity of claims above expectation.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$34,547	$35,622	$37,092	$39,816	$39,212	$39,014	$38,700	$38,531	$38,561	$38,555	(195)	871
2009	—	38,059	37,728	42,784	41,947	41,744	40,826	40,649	40,672	40,578	(214)	953
2010	—	—	30,600	34,851	35,850	37,865	38,748	38,740	38,496	39,554	791	571
2011	—	—	—	34,434	37,687	39,268	40,618	41,474	41,762	41,570	(188)	932
2012	—	—	—	—	40,980	47,494	51,645	56,281	58,170	58,329	2,434	1,226
2013	—	—	—	—	—	54,037	60,542	65,557	75,950	79,406	2,937	2,204
2014	—	—	—	—	—	—	84,175	88,527	100,299	118,184	9,506	3,910
2015	—	—	—	—	—	—	—	122,312	135,230	135,972	23,696	7,318
2016	—	—	—	—	—	—	—	—	202,639	202,023	66,490	11,388
2017	—	—	—	—	—	—	—	—	—	202,304	113,101	11,353
		Incurred claims and allocated claim adjustment expenses, net of reinsurance								$956,475

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$8,949	$16,479	$25,175	$31,934	$36,494	$37,516	$37,999	$38,326	$38,456	$38,770
2009	—	8,470	20,011	28,399	35,029	38,402	40,049	40,181	40,278	41,198
2010	—	—	8,174	14,745	22,647	29,644	34,736	36,992	37,651	39,276
2011	—	—	—	8,052	18,281	26,278	32,908	37,652	41,028	41,476
2012	—	—	—	—	9,622	22,204	35,148	45,245	52,312	55,750
2013	—	—	—	—	—	12,572	25,186	38,901	57,490	71,587
2014	—	—	—	—	—	—	14,898	35,244	59,967	89,150
2015	—	—	—	—	—	—	—	19,613	42,770	73,929
2016	—	—	—	—	—	—	—	—	30,944	74,580
2017	—	—	—	—	—	—	—	—	—	36,176
Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance										$561,892
			All outstanding liabilities before 2008, net of reinsurance							69
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$394,652

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Small Commercial Business - Commercial Auto	17.7%	20.3%	20.7%	19.0%	12.4%	5.3%	1.1%	1.7%	1.3%	0.8%

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Small Commercial Business - General Liability

Similar to the Company's commercial auto business, there has been substantial growth in the general liability line subsequent to the renewal rights acquisition of Tower's commercial lines business. The portfolio has been subject to careful risk selection and focus on more profitable risks. The Company experienced adverse development in recent accident years, some of which was related to development within the Company’s excess and surplus and umbrella lines of business.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$4,764	$4,557	$3,518	$2,077	$5,024	$7,616	$7,061	$6,443	$5,164	$5,255	188	1,071
2009	—	13,325	12,232	11,811	12,414	15,347	16,405	16,346	14,701	14,427	(249)	984
2010	—	—	9,714	10,182	9,912	15,206	15,982	18,221	18,182	17,847	106	676
2011	—	—	—	9,593	11,124	18,348	20,446	20,335	20,161	21,166	431	1,158
2012	—	—	—	—	20,018	32,126	34,694	35,212	37,102	40,358	2,591	2,529
2013	—	—	—	—	—	55,729	56,051	57,690	62,219	68,685	4,990	3,324
2014	—	—	—	—	—	—	83,583	80,041	79,789	89,948	10,300	4,575
2015	—	—	—	—	—	—	—	119,668	120,504	129,764	22,220	7,041
2016	—	—	—	—	—	—	—	—	138,204	138,125	58,801	7,637
2017	—	—	—	—	—	—	—	—	—	173,340	123,070	6,503
		Incurred claims and allocated claim adjustment expenses, net of reinsurance								$698,915

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$256	$685	$1,288	$2,456	$3,100	$4,331	$4,695	$4,971	$4,898	$4,956
2009	—	1,457	4,327	6,686	8,670	9,636	10,351	11,243	13,111	13,788
2010	—	—	756	2,679	4,961	7,763	10,730	14,022	16,300	17,353
2011	—	—	—	739	2,959	6,869	11,075	14,086	16,867	19,087
2012	—	—	—	—	1,423	9,113	17,091	23,605	29,475	33,885
2013	—	—	—	—	—	5,226	15,841	28,775	41,296	57,466
2014	—	—	—	—	—	—	6,981	21,877	39,609	64,298
2015	—	—	—	—	—	—	—	9,076	30,197	64,887
2016	—	—	—	—	—	—	—	—	10,287	35,980
2017	—	—	—	—	—	—	—	—	—	14,922
		Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance								$326,622
				All outstanding liabilities before 2008, net of reinsurance						2,212
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$374,505

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Small Commercial Business - General Liability	6.5%	15.0%	18.0%	19.1%	14.6%	14.2%	9.1%	8.0%	1.7%	1.1%

Small Commercial Business - Tower Cut-Through

In January 2014, the Company entered into a cut through quota share reinsurance agreement (the "Cut Through Reinsurance Agreement") with Tower Group International, Ltd. ("Tower") to provide a 100% quota share for a majority of Tower's in force commercial lines policies and most new and renewal commercial lines business. At the inception of the Cut Through Reinsurance Agreement, the Company initially assumed $173,460 of unearned premium. During 2014, the Company assumed approximately $475,038 of premium through the Cut Through Reinsurance Agreement. In conjunction with ACP Re, Ltd.'s (“ACP Re”) merger with Tower, on September 15, 2014, the Company entered into various agreements with Tower including, primarily, a renewal rights agreement and a quota share reinsurance agreement. The quota share reinsurance agreement allowed the Company to reinsure 100% of all losses for Tower’s new and renewal commercial lines business written after September 15, 2015. The quota share agreement replaced the Cut Through Reinsurance Agreement. As a result of the renewal rights transaction, the Company wrote approximately $133,424 of gross written premium for the year ended December 31, 2014. The Company has experienced favorable run-off in the past year for this portfolio, primarily from the property/short-tail lines exposures written offset by adverse development on workers’ compensation, auto liability, and general liability.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	—
2009	—	—	—	—	—	—	—	—	—	—	—	—
2010	—	—	—	—	—	—	—	—	—	—	—	—
2011	—	—	—	—	—	—	—	—	—	—	—	—
2012	—	—	—	—	—	—	—	—	—	—	—	—
2013	—	—	—	—	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	197,476	234,294	242,134	248,968	11,712	13,949
2015	—	—	—	—	—	—	—	84,625	109,278	107,395	9,242	5,221
2016	—	—	—	—	—	—	—	—	13,487	7,629	2,594	526
2017	—	—	—	—	—	—	—	—	—	—	—	—
		Incurred claims and allocated claim adjustment expenses, net of reinsurance								$363,992

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	—	—	$—	$—	$—	$—
2009	—	—	—	—	—	—	—	—	—	—
2010	—	—	—	—	—	—	—	—	—	—
2011	—	—	—	—	—	—	—	—	—	—
2012	—	—	—	—	—	—	—	—	—	—
2013	—	—	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	44,067	112,927	148,228	183,380
2015	—	—	—	—	—	—	—	28,835	61,056	76,708
2016	—	—	—	—	—	—	—	—	3,200	4,136
2017	—	—	—	—	—	—	—	—	—	—
		Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance								$264,224
				All outstanding liabilities before 2008, net of reinsurance						—
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$99,768

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Small Commercial Business - Tower Cut-Through	28.8%	23.3%	14.4%	14.1%	—%	—%	—%	—%	—%	—%

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

The Company typically writes policies that have limits of $1,000, limiting the severity impact of any particular claim to our overall portfolio. However, as the Company grew its Specialty Program - Commercial Auto business, the Company underwrote a small number of large, mono-line auto programs at limits higher than its traditional $1,000 cap. These policies had a disproportionate impact on the adverse loss experience embedded in the triangle. The development during the year was slightly

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

favorable, as the Company has now terminated or non-renewed these mono-line auto programs and focused on achieving rate increases on renewed programs.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$34,038	$40,409	$41,604	$44,012	$47,660	$48,038	$49,025	$49,330	$50,811	$50,984	45	3,513
2009	—	27,887	24,087	27,189	32,811	36,942	37,665	38,389	37,634	37,597	334	3,591
2010	—	—	9,727	10,982	17,439	21,270	24,571	26,891	29,031	28,662	234	2,253
2011	—	—	—	3,801	11,002	16,152	17,903	20,402	20,576	19,905	90	2,570
2012	—	—	—	—	13,797	38,487	47,663	56,108	58,374	56,934	275	6,230
2013	—	—	—	—	—	35,938	45,138	58,205	64,970	67,349	1,121	7,292
2014	—	—	—	—	—	—	32,623	47,314	58,751	59,401	3,852	7,452
2015	—	—	—	—	—	—	—	43,810	69,980	70,108	9,357	5,955
2016	—	—	—	—	—	—	—	—	54,720	52,139	12,899	3,121
2017	—	—	—	—	—	—	—	—	—	47,967	32,646	1,703
		Incurred claims and allocated claim adjustment expenses, net of reinsurance								$491,046

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$5,868	$16,398	$24,624	$35,634	$39,893	$43,173	$45,838	$48,128	$49,039	$50,176
2009	—	4,338	11,485	18,234	24,561	29,964	33,807	36,260	36,812	36,883
2010	—	—	2,375	5,818	9,960	15,499	22,049	24,848	27,836	28,133
2011	—	—	—	2,143	6,384	9,602	13,792	16,383	18,507	19,581
2012	—	—	—	—	5,407	17,167	32,697	43,498	53,138	54,025
2013	—	—	—	—	—	8,054	22,299	38,942	53,562	62,264
2014	—	—	—	—	—	—	7,525	21,359	33,651	47,375
2015	—	—	—	—	—	—	—	10,071	29,612	46,424
2016	—	—	—	—	—	—	—	—	11,037	22,871
2017	—	—	—	—	—	—	—	—	—	7,369
		Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance								$375,101
			All outstanding liabilities before 2008, net of reinsurance							932
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$116,877

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Specialty Program - Commercial Auto	12.7%	21.0%	20.2%	20.4%	14.7%	7.7%	6.9%	2.3%	1.0%	2.2%

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Specialty Program - Workers' Compensation

The Company typically writes programs in coverage packages. For example, the Company may write commercial auto with workers’ compensation or property coverage. When pricing a particular risk, the Company focuses on overall profitability and may be willing to accept more (or less) pricing adequacy in a certain coverage and less (or more) pricing adequacy on another line. The underwriting of workers' compensation attempts to calibrate risk and price against the Company's retail book. The development during the year was adverse, namely on accident year 2016, similar to the Small Commercial portfolio, as trends have continued to worsen and pricing pressure, particularly in California, increased.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$50,035	$55,067	$55,860	$56,968	$55,598	$55,887	$55,836	$58,104	$60,710	$60,644	4,164	6,272
2009	—	66,198	71,586	73,952	72,180	74,553	73,987	75,470	79,599	79,658	9,624	6,208
2010	—	—	70,648	80,766	81,521	85,397	84,354	86,469	91,565	91,569	12,297	6,239
2011	—	—	—	61,234	69,332	73,182	70,411	71,531	76,234	76,276	11,887	5,717
2012	—	—	—	—	47,744	65,955	69,358	72,150	75,605	75,507	8,305	7,009
2013	—	—	—	—	—	86,150	100,078	104,142	109,268	111,228	14,251	11,341
2014	—	—	—	—	—	—	128,948	130,413	142,808	145,179	23,514	13,176
2015	—	—	—	—	—	—	—	155,115	176,766	177,652	44,894	17,483
2016	—	—	—	—	—	—	—	—	178,360	192,292	67,785	16,901
2017	—	—	—	—	—	—	—	—	—	151,096	85,887	9,777
		Incurred claims and allocated claim adjustment expenses, net of reinsurance								$1,161,101

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$10,129	$29,704	$39,913	$45,740	$49,307	$50,760	$51,963	$52,935	$54,361	$55,018
2009	—	11,860	35,103	48,287	57,218	62,188	64,958	67,001	68,782	69,580
2010	—	—	14,204	38,439	54,083	63,273	68,712	72,174	75,625	76,821
2011	—	—	—	12,633	34,134	47,454	53,983	58,482	61,206	63,687
2012	—	—	—	—	11,436	30,557	43,481	52,881	57,718	61,206
2013	—	—	—	—	—	13,546	41,460	63,540	75,753	83,289
2014	—	—	—	—	—	—	20,359	58,335	82,962	99,752
2015	—	—	—	—	—	—	—	24,152	68,194	98,630
2016	—	—	—	—	—	—	—	—	26,731	72,533
2017	—	—	—	—	—	—	—	—	—	22,607
		Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance								$703,123
			All outstanding liabilities before 2008, net of reinsurance							5,984
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$463,962

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Specialty Program - Workers' Compensation	14.7%	26.8%	17.4%	10.6%	6.2%	3.6%	2.9%	1.7%	1.7%	1.1%

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

General liability has been the line of business most subject to re-underwriting and review since bringing in additional actuarial and management resources in early 2015. Management, in concert with new underwriting/management, identified a number of non-admitted and habitational programs as the significant driver of the adverse experience. The risk profile of these non-admitted programs necessitated an extended loss development expectation versus management’s original expectations. Many of these programs are now terminated and in run-off. The significant adverse development observed during 2017 is primarily driven by the continued unfavorable performance of these long-tailed, terminated programs.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of Incurred-but not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$33,283	$30,895	$32,715	$36,673	$40,992	$43,483	$44,128	$43,235	$44,509	$46,902	1,891	2,698
2009	—	29,332	27,461	30,298	41,663	46,808	47,929	48,710	48,333	50,481	1,367	2,980
2010	—	—	22,431	24,415	38,719	51,326	56,800	58,189	58,975	61,257	2,228	3,617
2011	—	—	—	35,252	44,078	63,041	78,112	86,360	89,592	92,242	6,048	4,987
2012	—	—	—	—	58,184	89,405	97,102	118,145	131,498	141,259	13,091	6,015
2013	—	—	—	—	—	120,228	123,826	158,866	209,317	248,583	47,280	5,803
2014	—	—	—	—	—	—	183,233	197,045	249,815	284,131	71,102	7,575
2015	—	—	—	—	—	—	—	187,549	284,995	328,695	133,601	7,431
2016	—	—	—	—	—	—	—	—	282,606	321,226	210,602	4,659
2017	—	—	—	—	—	—	—	—	—	255,053	206,354	3,053
		Incurred claims and allocated claim adjustment expenses, net of reinsurance								$1,829,829

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$3,937	$8,013	$15,068	$22,415	$28,848	$33,917	$37,781	$39,614	$40,611	$43,263
2009	—	2,970	6,920	12,719	22,793	31,446	37,001	40,400	42,976	46,682
2010	—	—	2,264	6,242	14,759	25,954	36,075	42,309	49,781	54,755
2011	—	—	—	3,334	10,511	24,516	39,928	54,396	66,724	74,195
2012	—	—	—	—	4,197	15,489	33,173	65,052	89,387	107,419
2013	—	—	—	—	—	6,666	19,936	60,127	119,057	157,903
2014	—	—	—	—	—	—	9,274	40,088	95,003	147,701
2015	—	—	—	—	—	—	—	12,758	54,606	112,108
2016	—	—	—	—	—	—	—	—	14,110	62,239
2017	—	—	—	—	—	—	—	—	—	14,653
		Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance								$820,918
			All outstanding liabilities before 2008, net of reinsurance							1,497
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$1,010,408

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Specialty Program - General Liability	4.5%	9.2%	15.1%	19.3%	16.0%	11.6%	8.8%	5.7%	4.7%	5.7%

Specialty Risk and Extended Warranty Overview

Our Specialty Risk and Extended Warranty segment focuses largely on the international lines of business with significant loss reserves. The Company focuses on writing niche property, casualty, and specialty liability risks in the U.S. and Europe through its internationally domiciled entities, including general liability, employer’s liability, professional and medical liability. Included in the tables below are reserves for business related to AEL, AIU, and Lloyd’s syndicates 1206, 5820, and 1861.

Given that its data for the Specialty Risk and Extended Warranty segment is natively reported on an underwriting year basis, the Company utilized an algorithm based on premium earning to allocate losses to an accident year basis. This may result in minor anomalies in the mapping to calendar/accident periods. The Company considers these immaterial and not influential in interpreting the results.

Additionally, for the Specialty Risk and Extended Warranty segment, the Company removed accident year 2008 from all of the triangles given the limited volume and predictive value of loss experience. For the Professional Indemnity and Other Liability and Other International and Warranty, the Company also removed the 2009 accident year for the same purpose, similar to last year.

Specialty Risk and Extended Warranty - Medical Malpractice

The Company entered the medical malpractice line of business, primarily in Italy, in 2010. The Company believes this market niche provides significant opportunities in what has traditionally been an under-performing market. The Company's initial recorded results have developed adversely; however, over time the Company has developed greater market knowledge, underwriting experience, and knowledge of various class and region distinctions, as well as numerous hospital and legal partnerships that allow the Company to exercise more leverage in the adjudication of claims. The adverse development observed during 2017 was primarily related to lower than expected benefits on claim savings strategies and failure of legislative initiatives to yield significant savings.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of Incurred-but Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	NP
2009	—	132	228	444	539	655	687	682	704	786	34	NP
2010	—	—	21,941	36,303	46,847	54,978	56,901	58,172	60,512	66,106	2,193	NP
2011	—	—	—	44,872	64,698	74,897	76,718	82,821	86,033	91,736	3,078	NP
2012	—	—	—	—	105,371	126,375	131,281	145,504	145,857	158,394	7,418	NP
2013	—	—	—	—	—	130,321	133,808	149,313	151,202	164,098	7,643	NP
2014	—	—	—	—	—	—	122,883	124,157	132,678	139,747	7,123	NP
2015	—	—	—	—	—	—	—	112,425	118,176	122,925	24,480	NP
2016	—	—	—	—	—	—	—	—	127,885	139,583	57,763	NP
2017	—	—	—	—	—	—	—	—	—	132,277	75,875	NP
		Incurred claims and allocated claim adjustment expenses, net of reinsurance								$1,015,652
NP = Not practicable

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2009	—	—	21	191	420	514	549	607	641	661
2010	—	—	2,010	14,163	30,259	39,320	43,389	49,087	53,027	54,904
2011	—	—	—	5,929	14,697	28,341	40,168	49,702	58,710	65,239
2012	—	—	—	—	5,252	21,732	47,279	64,062	82,026	97,739
2013	—	—	—	—	—	5,010	26,160	46,363	69,093	85,733
2014	—	—	—	—	—	—	8,315	25,650	47,455	63,659
2015	—	—	—	—	—	—	—	7,139	24,233	44,151
2016	—	—	—	—	—	—	—	—	8,388	23,517
2017	—	—	—	—	—	—	—	—	—	3,718
		Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance								$439,321
			All outstanding liabilities before 2008, net of reinsurance							—
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$576,331

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Specialty Risk and Extended Warranty - Medical Malpractice	4.1%	11.4%	17.3%	15.3%	10.0%	8.2%	6.8%	3.6%	2.4%	—%

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Specialty Risk and Extended Warranty - Property

The Company's Specialty Risk and Extended Warranty - Property book of business developed adversely in 2017, largely due to resolved syndicate litigation on large property claims. The 2017 accident year has been affected by catastrophe losses within the Lloyd's syndicate business. Going forward, the Company has placed increasing focus on disciplined non-catastrophe risk selection and catastrophe reserving.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of Incurred-but Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	NP
2009	—	3,739	36,238	40,012	42,219	43,642	39,573	40,562	41,411	42,335	(55)	NP
2010	—	—	86,817	144,052	160,605	165,133	163,539	163,252	163,467	165,912	248	NP
2011	—	—	—	177,997	210,224	225,817	221,184	220,389	223,326	228,168	622	NP
2012	—	—	—	—	191,636	177,551	172,301	166,194	169,509	178,060	7,705	NP
2013	—	—	—	—	—	175,522	172,302	164,529	166,139	169,241	1,147	NP
2014	—	—	—	—	—	—	175,045	152,890	157,003	153,666	2,008	NP
2015	—	—	—	—	—	—	—	157,435	172,539	172,813	7,417	NP
2016	—	—	—	—	—	—	—	—	211,035	208,737	13,798	NP
2017	—	—	—	—	—	—	—	—	—	270,709	63,840	NP
		Incurred claims and allocated claim adjustment expenses, net of reinsurance								$1,589,641
NP = Not practicable

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2009	—	—	20,678	29,851	35,394	38,077	35,620	37,861	38,493	39,075
2010	—	—	29,845	82,361	113,869	131,919	140,259	153,172	154,453	157,549
2011	—	—	—	83,817	152,495	187,204	198,733	206,610	213,880	219,715
2012	—	—	—	—	70,746	130,662	152,778	157,265	162,605	166,406
2013	—	—	—	—	—	58,460	110,430	134,225	144,580	151,995
2014	—	—	—	—	—	—	69,193	116,021	135,475	142,042
2015	—	—	—	—	—	—	—	74,562	121,188	149,803
2016	—	—	—	—	—	—	—	—	82,891	152,413
2017	—	—	—	—	—	—	—	—	—	117,042
		Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance								$1,296,040
			All outstanding liabilities before 2008, net of reinsurance							—
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$293,601

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Specialty Risk and Extended Warranty - Property	32.9%	33.7%	15.9%	7.0%	4.4%	1.8%	2.9%	1.7%	1.4%	—%

Specialty Risk and Extended Warranty - Professional Indemnity and Other Liability

The Company’s professional indemnity and other liability lines of business include a mix of both international and domestic liability exposures. This book of business does have exposure to business with longer tailed claims, such as construction and structural defect. The development observed in this line is largely due to professional lines claims settling adversely within the 1206 and 1861 Lloyd's syndicates. The continued development on surplus lines programs written in the U.S., primarily the non-admitted contracting and habitational programs, has also contributed to the adverse development observed in this portfolio.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of Incurred-but Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	NP
2009	—	—	—	—	—	—	—	—	—	—	—	NP
2010	—	—	50,029	59,315	70,018	75,460	77,587	79,228	81,263	78,433	5,313	NP
2011	—	—	—	113,129	144,199	152,551	162,188	169,528	176,102	172,716	12,360	NP
2012	—	—	—	—	119,341	131,585	142,688	152,728	165,338	166,075	10,984	NP
2013	—	—	—	—	—	108,391	118,631	138,402	156,633	163,246	14,621	NP
2014	—	—	—	—	—	—	158,618	186,536	215,000	219,682	34,287	NP
2015	—	—	—	—	—	—	—	165,158	194,000	201,001	55,024	NP
2016	—	—	—	—	—	—	—	—	181,091	177,541	87,013	NP
2017	—	—	—	—	—	—	—	—	—	203,882	151,300	NP
		Incurred claims and allocated claim adjustment expenses, net of reinsurance								$1,382,576
NP = Not practicable

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2009	—	—	—	—	—	—	—	—	—	—
2010	—	—	7,410	29,015	41,097	48,236	56,738	61,804	65,961	67,805
2011	—	—	—	28,760	67,750	90,725	116,031	129,697	136,976	144,123
2012	—	—	—	—	27,333	52,292	76,470	101,453	115,607	131,695
2013	—	—	—	—	—	15,345	37,086	69,851	97,277	118,915
2014	—	—	—	—	—	—	24,733	64,012	100,185	131,015
2015	—	—	—	—	—	—	—	29,048	60,817	90,115
2016	—	—	—	—	—	—	—	—	29,447	58,984
2017	—	—	—	—	—	—	—	—	—	29,372
Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance										$772,024
			All outstanding liabilities before 2008, net of reinsurance							—
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$610,552

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Specialty Risk and Extended Warranty - Professional Indemnity and Other Liability	13.6%	18.4%	15.7%	13.9%	10.1%	6.8%	4.7%	2.4%	—%	—%

Specialty Risk and Extended Warranty - Other International and Warranty

The Company’s Other International and Warranty business includes a diverse range of underlying classes. Warranty covers include auto, mobile phones and consumer electronics. Other significant covers include political risk, surety bonds, and "After the Event" (ATE) legal coverage. The adverse development seen largely in accident years 2013 and 2016 is due to deterioration reflected in the Company's political risks book subsequent to updated actuarial/claims studies. Additionally, the Personal Legal Expenses ATE class deteriorated due to an increased frequency, particularly in respect of the Clinical Negligence business from a coverholder now in run-off. In addition a large loss on the Commercial Legal Expenses ATE class increased the expected ultimate losses on the older underwriting years.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total of Incurred-but Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—	NP
2009	—	—	—	—	—	—	—	—	—	—	—	NP
2010	—	—	22,070	71,083	93,714	111,811	118,764	126,656	131,930	134,772	187	NP
2011	—	—	—	65,375	72,692	88,208	93,584	101,483	105,930	107,558	428	NP
2012	—	—	—	—	84,992	107,044	112,842	121,760	127,694	129,665	1,464	NP
2013	—	—	—	—	—	169,954	158,177	168,598	180,887	186,067	7,677	NP
2014	—	—	—	—	—	—	179,346	183,272	204,358	208,184	19,102	NP
2015	—	—	—	—	—	—	—	198,226	228,741	236,617	32,325	NP
2016	—	—	—	—	—	—	—	—	278,934	280,274	74,205	NP
2017	—	—	—	—	—	—	—	—	—	334,576	184,065	NP
		Incurred claims and allocated claim adjustment expenses, net of reinsurance								$1,617,713
NP = Not practicable

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2009	—	—	—	—	—	—	—	—	—	—
2010	—	—	1,544	56,732	86,408	105,885	114,461	123,578	129,757	133,776
2011	—	—	—	24,170	54,198	75,730	85,376	95,431	101,254	105,073
2012	—	—	—	—	37,063	81,111	99,624	112,039	120,582	126,081
2013	—	—	—	—	—	69,773	117,340	144,786	162,038	173,065
2014	—	—	—	—	—	—	77,144	144,640	173,228	186,219
2015	—	—	—	—	—	—	—	96,928	162,296	194,444
2016	—	—	—	—	—	—	—	—	120,338	201,395
2017	—	—	—	—	—	—	—	—	—	143,959
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance									$1,264,012
			All outstanding liabilities before 2009, net of reinsurance							—
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$353,701

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Specialty Risk and Extended Warranty -Other International & Warranty	31.7%	31.1%	16.4%	9.7%	7.1%	5.5%	4.1%	3.0%	—%	—%

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

The following table presents a reconciliation of net incurred and paid claims development tables to the liability for claims and claim adjustment expenses for the years ended December 31, 2017 and 2016.

	December 31,
	2017	2016
Net Liability for unpaid losses and loss adjustment expenses:
Small Commercial Business Segment - US Workers' Compensation	$2,079,261	$1,524,055
Small Commercial Business Segment - US Commercial Auto	394,652	337,188
Small Commercial Business Segment - US General Liability	374,505	296,241
Small Commercial Business Segment - Tower Cut-Through	99,768	—
Specialty Program Segment - US Commercial Auto	116,877	133,353
Specialty Program Segment - US Workers' Compensation	463,962	429,204
Specialty Program Segment - US General Liability	1,010,408	811,212
Specialty Risk and Extended Warranty Segment - Medical Malpractice	576,331	433,557
Specialty Risk and Extended Warranty Segment - Property	293,601	209,152
Specialty Risk and Extended Warranty Segment - Professional Indemnity and Other	610,552	587,684
Specialty Risk and Extended Warranty Segment - Other International and Warranty	353,701	229,499
Other Short-duration Lines	801,944	1,036,586
Total reinsurance recoverable on unpaid claims	7,175,562	6,027,731
Retroactive Reinsurance Adjustments	(1,018,716)	—
Reinsurance Recoverable on loss and loss adjustment expenses:
Small Commercial Business Segment	2,583,825	2,011,160
Specialty Program Segment	1,020,804	1,029,023
Specialty Risk and Extended Warranty Segment	1,046,304	833,603
Retroactive Reinsurance Adjustments	1,018,716	—
Total reinsurance recoverable on loss and loss adjustment expense	5,669,649	3,873,786
Insurance not presented in the tables above:
Reserves related to NCCI pooling arrangement	110,924	108,514
Unallocated claims adjustment expense	$201,349	$130,685
Total	312,273	239,199
Total gross liability for unpaid loss and loss adjustment expense	$12,138,768	$10,140,716

The following table presents a reconciliation of certain items presented in the table presented in Note 10. Loss and Loss Adjustment Expense Reserves (the "Loss reserve roll forward") with the same items presented within the tables in this note, Note 11. Short Duration Contracts (the "Short duration contracts tables"), for the year ended December 31, 2017.

December 31, 2017
Development (Favorable)/Adverse for Current Year as Indicated by SDC	$517,179
Development on Accident Years Prior to SDC Included Years	(19,489)
Claims Development Recorded on acquired reserves before acquisition	(21,399)
Lines of Business Not Included in Note 11	(62,749)
Effect of Foreign Exchange Rates and Allocations by Accident Year	5,430
Development (Favorable)/Adverse for Current Year as Indicated by Loss Reserve Roll Forward	$418,972

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

December 31, 2017
Paid Loss for Current Year as Indicated by SDC	$2,247,017
Paid Loss on Accident Years Prior to SDC Included Years	13,706
Line of Business Not Included in Note 11	849,901
Paid Loss Related to NCCI Pooling Arrangement	29,654
Paid Unallocated Claims Adjustment Expense	122,162
Effect of Foreign Exchange Rates	(40,907)
Paid Loss for Current Year as Indicated by Loss Reserve Roll Forward	$3,221,533

12. Accrued Expenses and Other Liabilities

Included within accrued expenses and other liabilities are the following:

	December 31,
	2017	2016
Deferred revenue	$636,170	$609,722
Commission payable	431,589	410,493
Accounts payable and other	311,050	337,057
Premium taxes, assessments and surcharges payable	186,241	165,289
Contingent consideration	75,367	71,657
Dividend payable	33,442	41,448
Less: Amounts classified as held for sale (See Note 27)	(760,385)	$—
Total accrued expenses and other liabilities	$913,474	$1,635,666

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

13. Debt

The Company’s outstanding debt consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Revolving credit facility	$130,000	$130,000
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5,363	5,223
2.75% Convertible senior notes due 2044 (the "2044 Notes")	172,958	166,387
6.125% Notes due 2023 (the "2023 Notes")	248,458	248,185
Junior subordinated debentures (the "2035-2037 Notes")	122,116	122,028
Trust preferred securities (the "2033-2037 TPS Notes")	92,786	92,786
7.25% Subordinated notes due 2055 (the "7.25% 2055 Notes")	145,327	145,202
7.50% Subordinated notes due 2055 (the "7.50% 2055 Notes")	130,795	130,684
Secured loan agreements	174,414	75,762
Promissory notes	66,504	118,643
Total debt	$1,288,721	$1,234,900

Aggregate scheduled maturities of the Company’s outstanding debt as of December 31, 2017 are:

2018	$7,220
2019	161,595	(1)
2020	27,436
2021	16,507	(2)
2022	10,401
Thereafter	1,080,589	(2)
Total scheduled payments	1,303,748
Unamortized deferred origination costs	(15,027)
Total debt	$1,288,721

(1)	Amount does not include scheduled maturities of notes payable on the collateral loan to Maiden of $167,975 in June 2019. See Note 15. "Related Party Transactions" for additional information.

(2)	Amount includes debt outstanding under the 2021 Notes and the 2044 Notes, which is net of unamortized original issue discount of $611 and $42,546, respectively.

Additionally, the Company utilizes various letters of credit in its operations. The following is a summary of the Company's letters of credit as of December 31, 2017:

	Letters of Credit Limit	Letters of Credit Outstanding	Letters of Credit Available
Revolving credit facility	$175,000	$173,072	$1,928
Funds at Lloyd's facility	614,842	573,554	41,288
ING Bank N.V., BHF Bank Aktiengesellschaft, and Deutsche Bank AG facilities	104,084	72,228	31,856
Comerica Bank facility	75,000	42,900	32,100
Other letters of credit, in aggregate	139,060	139,060	—

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the years ended December 31, 2017, 2016, and 2015 was:

	Year Ended December 31,
	2017	2016	2015
Revolving credit facility	$6,172	$4,617	$3,726
2021 Notes	471	461	825
2044 Notes	13,013	12,571	12,160
2023 Notes	15,587	15,587	15,587
2035-2037 Notes	5,785	6,077	6,641
2033-2037 TPS Notes	4,368	2,772	—
7.25% 2055 Notes	11,000	11,000	5,868
7.50% 2055 Notes	10,237	10,237	2,939
Secured loan agreements	6,361	2,536	872
Promissory notes	4,585	4,954	623
Funds at Lloyd's facility	5,231	4,484	3,350
Other, including interest income	15,455	4,230	2,764
Total interest expense	$98,265	$79,526	$55,355

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

The Credit Agreement contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require the Company to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum consolidated risk-based capital. The Company was in compliance with all of its covenants as of December 31, 2017.

As of December 31, 2017, the Company had $130,000 of borrowings and $173,072 letters of credit outstanding under this Credit Agreement, which reduced the availability for letters of credit to $1,928, and the total aggregate availability under the facility to $46,928.

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

Fees payable by the Company under the Credit Agreement include a letter of credit participation fee (equal to the margin applicable to Eurodollar borrowings), a letter of credit fronting fee with respect to each letter of credit (0.125%) and a commitment fee on the available commitments of the lenders (a range of 0.15% to 0.25% based on the Company’s consolidated leverage ratio).

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Convertible Senior Notes

5.5% Convertible Senior Notes due 2021

In December 2011 and January 2012, the Company issued $200,000 in aggregate principal amount of its 2021 Notes. The 2021 Notes will mature on December 15, 2021 (the “Maturity Date”), unless repurchased earlier by the Company or converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Prior to September 15, 2021, the 2021 Notes will be convertible only in the following circumstances: (i) during any fiscal quarter, and only during any such fiscal quarter, if the last reported sale price of the Company’s Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on the last trading day of the previous fiscal quarter (the “Sale Price Condition”); (ii) during the five consecutive business day period following any five consecutive trading day period in which, for each day of that period, the trading price for the 2021 Notes was less than 98% of the product of the last reported sale price of the Company’s Common Stock and the applicable conversion rate on such trading day; or (iii) upon the occurrence of specified corporate transactions. On or after September 15, 2021, the 2021 Notes will be convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. The conversion rate as of December 31, 2017 is equal to 83.3945 shares of Common Stock per $1,000 principal amount of 2021 Notes, which corresponds to a conversion price of approximately $11.99 per share of Common Stock. The conversion rate is subject to adjustment upon the occurrence of certain events as set forth in the indenture governing the 2021 Notes. Upon conversion of the 2021 Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock. As of December 31, 2017, the 2021 Notes were not convertible under the Sale Price Condition.

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

During 2015, $62,078 in aggregate principal amount of the 2021 Notes were converted under the Sales Price Condition for cash in the amount of $62,079 and the issuance of 1,270,539 shares (pre-split) of Common Stock. As a result of the conversion, the Company recorded a loss on extinguishment of debt in the amount of $5,271 during the year ended December 31, 2015. As of December 31, 2017, $6,031 in aggregate principal amount of the 2021 Notes remained outstanding.

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

2.75% Convertible Senior Notes due 2044

During 2014, the Company entered into separate, privately negotiated exchange agreements under which the Company retired $131,881 in aggregate principal amount of the then outstanding 2021 Notes in exchange for issuance of a new series of 2.75% 2044 Notes in an aggregate principal amount of $158,257 and the issuance of 2,731,727 shares (pre-split) of Common Stock. The Company also entered into separate, privately negotiated purchase agreements (the “Purchase Agreements”) to issue an additional $76,000 in aggregate principal amount of the 2044 Notes for a price equal to 90% of their face value.

The principal amount of the 2044 Notes accretes at a rate of 6% per year compounding on a semi-annual basis, until December 15, 2024. The accreted portion of the principal is payable in cash upon maturity but does not bear cash interest and is not convertible into shares of Common Stock. The 2044 Notes will mature on December 15, 2044 (the “Maturity Date”), unless repurchased earlier or redeemed by the Company or converted. On or before December 15, 2018, the 2044 Notes will be subject to redemption for cash, in whole or in part, at the Company’s option, provided the trading price of Common Stock equals or exceeds $48.67 (or 130% of the then applicable conversion price) for the required measurement period, at a redemption price equal to 100% of the principal amount of the 2044 Notes to be redeemed, plus any accrued and unpaid interest. Thereafter, the 2044 Notes will be subject to redemption for cash, in whole or in part, at the Company’s option at a redemption price equal to 100% of the accreted amount of the 2044 Notes to be redeemed, plus any accrued and unpaid interest. In addition, holders of the 2044 Notes will have the right

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

to require the Company to purchase their 2044 Notes for cash, in whole or in part, on December 15, 2024 or upon the occurrence of a fundamental change. In each such case, the repurchase price would be 100% of the principal amount of the 2044 Notes being repurchased, plus any accrued and unpaid interest.

Prior to September 15, 2044, the 2044 Notes will be convertible only under the same circumstances described above for the 2021 Notes. On or after September 15, 2044, the 2044 Notes will be convertible at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate as of December 31, 2017 is equal to 26.9961 shares of Common Stock per $1,000 principal amount of 2044 Notes, which corresponds to a conversion price of approximately $37.04 per share of Common Stock. Following certain corporate transactions that occur on or prior to December 15, 2018, or if the Company redeems the 2044 Notes on or prior to December 15, 2018, the Company will increase the conversion rate for a holder that elects to convert its 2044 Notes in connection with such corporate transaction or redemption. Upon conversion of the 2044 Notes, the Company will, at its election, pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock.

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

The following table shows the amounts recorded, not including deferred financing costs, for the 2021 Notes and 2044 Notes as of December 31, 2017 and 2016:

	December 31,
	2017			2016
	Outstanding Principal	Unamortized OID	Net Carrying Amount	Outstanding Principal	Unamortized OID	Net Carrying Amount
2021 Notes	$6,031	$(611)	$5,420	$6,031	$(735)	$5,296
2044 Notes	217,697	(42,546)	175,151	215,424	(46,528)	168,896
Total	$223,728	$(43,157)	$180,571	$221,455	$(47,263)	$174,192

6.125% Notes due 2023

In August 2013, the Company issued $250,000 aggregate principal amount of its 2023 Notes to certain initial purchasers in a private placement. The 2023 Notes bear interest at a rate equal to 6.125% per year, payable semiannually in arrears on February 15th and August 15th of each year. The 2023 Notes will mature August 15, 2023, unless repurchased earlier by the Company. Fees associated with the Notes were approximately $2,740. The indenture governing the Notes contains covenants whereby the interest rates will increase by 0.50% per year if the Company's consolidated leverage ratio exceeds 30% and does not exceed 35% and

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

will increase an additional 1.00% per year (for an aggregate increase of 1.50% per year) if the consolidated leverage ratio exceeds 35%. The consolidated leverage ratio, as calculated under the indenture governing the 2023 Notes, was less than 30% as of December 31, 2017. It is an event of default if the Company has a consolidated leverage ratio in excess of 35% for a period of 30 days, unless in connection with an acquisition, in which case the grace period is 18 months. The indenture governing the 2023 Notes also contains customary covenants, such as reporting of annual and quarterly financial results, and restrictions on certain mergers and consolidations, a limitation on liens, and a limitation on the disposition of stock of certain of the Company's subsidiaries. The 2023 Notes rank equally with existing and future unsecured and unsubordinated indebtedness, including the Company's convertible senior notes and amounts under the Credit Agreement.

Subordinated Debt

2033-2037 TPS Notes

In connection with the acquisition of Republic, the Company assumed Republic's outstanding trust preferred securities. Republic participated in the private placement of floating rate capital securities through five capital trusts. Each trust was created solely for the purpose of issuing trust preferred securities. Republic has guaranteed the payment by the trusts of distributions and other amounts under the capital securities to the extent that the trusts have funds available for such payments. The trusts invested the proceeds from the private placement in junior subordinated debentures issued by Republic. The trusts must redeem the capital securities when the debentures are paid at maturity or upon any earlier prepayment of the debentures. The debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the capital securities or a change in the existing laws that require the trusts to register as an investment company. Under the provisions of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for up to twenty consecutive quarterly periods. If interest payments on the debentures are deferred, the distributions on the capital securities will also be deferred. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $2,786 as of December 31, 2017 on the Company's balance sheet, represents the Company's ownership of common securities issued by the trusts.

The table below summarizes the Company’s trust preferred securities assumed in the Republic acquisition as of December 31, 2017:

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
RIG Capital Trust I	$10,000	$310	$10,310	9/30/2033	5.695%	(1)
RIG Capital Statutory Trust II	20,000	619	20,619	10/29/2033	5.228%	(2)
RIG Capital Trust III	20,000	619	20,619	12/15/2036	4.788%	(3)
RIG Capital Trust IV	25,000	774	25,774	6/15/2037	4.788%	(3)
RIG Capital Trust V	15,000	464	15,464	9/15/2037	4.888%	(4)
Total	$90,000	$2,786	$92,786

(1)	The interest rate is three-month LIBOR plus 4.00%.

(2)	The interest rate is three-month LIBOR plus 3.85%.

(3)	The interest rate is three-month LIBOR plus 3.20%.

(4)	The interest rate is three-month LIBOR plus 3.30%.

2035-2037 TPS Notes

The Company has established four special purpose trusts for the purpose of issuing trust preferred securities. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in junior subordinated debentures issued by the Company. In accordance with FASB ASC 810-10-25, the Company does not consolidate such special purpose trusts, as the Company is not considered to be the primary beneficiary. The equity investment, totaling $3,714 as of December 31, 2017 on the Company’s consolidated balance sheet, represents the Company’s ownership of common securities issued by the trusts. The debentures require interest-only payments to be made on a quarterly basis, with

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

principal due at maturity. The debentures contain covenants that restrict declaration of dividends on the Company’s common stock under certain circumstances, including default of payment. The Company incurred $2,605 of placement fees in connection with these issuances which is being amortized over thirty years.

The table below summarizes the Company’s trust preferred securities as of December 31, 2017:

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Securities	Aggregate Principal Amount of Notes	Stated Maturity of Notes	Per Annum Interest Rate of Notes
AmTrust Capital Financing Trust I	$25,000	$774	$25,774	3/17/2035	5.000%	(1)
AmTrust Capital Financing Trust II	25,000	774	25,774	6/15/2035	4.988%	(1)
AmTrust Capital Financing Trust III	30,000	928	30,928	9/15/2036	4.888%	(2)
AmTrust Capital Financing Trust IV	40,000	1,238	41,238	3/15/2037	4.588%	(3)
Total	$120,000	$3,714	$123,714

(1)	The interest rate is three-month LIBOR plus 3.40%.

(2)	The interest rate is three-month LIBOR plus 3.30%.

(3)	The interest rate is three-month LIBOR plus 3.00%.

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

The Company incurred $4,990 in deferred origination costs associated with the 7.25% 2055 Notes, which is being amortized over the term of the 7.25% 2055 Notes. Deferred origination costs are included in other assets on the accompanying consolidated balance sheets.

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

The Company incurred $4,461 in deferred origination costs associated with the 7.50% 2055 Notes, which is being amortized over the term of the 7.50% 2055 Notes. Deferred origination costs are included in other assets on the accompanying consolidated balance sheets.

Secured Loan Agreements

On April 7, 2016, the Company entered into a ten-year secured loan agreement with Citigroup Global Markets Realty Corp. ("Citigroup"), in the aggregate amount of $29,000. The loan is secured by a commercial office building the Company owns in Dallas, Texas. The loan bears interest at a fixed rate of 4.96% per annum and required monthly interest only payments through May 6, 2017, principal and interest payments of approximately $169 through March 6, 2026 and then payment of the remaining principal at maturity. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $1,465 and $1,109 for the year ended December 31, 2017 and 2016, respectively. Citigroup transferred its interest under the loan agreement to Citigroup Commercial Mortgage Trust 2016- C1, a commercial mortgage securitization vehicle.

On April 6, 2016, the Company through a wholly-owned subsidiary, entered into a five-year secured term loan agreement with Lloyd's Bank PLC in the aggregate amount of £7,800 (or $10,542 at December 31, 2017) to finance the purchase of a commercial office building in Nottingham, U.K. The loan bears a variable rate of interest based on LIBOR plus a margin and was 2.68% as of December 31, 2017. The Company had deferred financing costs of £78 (or $105 at December 31, 2017) related to the term loan. The mortgage requires quarterly principal payments of £30 and interest for the term of the loan with the remaining principal to be paid at maturity. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $289 and $236 for the ended December 31, 2017 and 2016, respectively. Pursuant to a covenant in the agreement, if the loan exceeds 70% of the fair value of the property, the Company is required to pay the lender the entire amount necessary to reduce the outstanding principal balance to be equal to or less than 70% of the fair value of the building.

On August 29, 2014, the Company entered into a five-year secured loan agreement with Key Equipment Finance, which was subsequently assigned to RBS Citizens Bank, in the aggregate amount of $30,500 to finance the purchase of an aircraft. The loan bears interest at a fixed rate of 2.27% per annum and requires monthly installment payments of approximately $538 through August 31, 2019. The Company recorded interest expense of approximately $320, $458 and $592 for the years ended December 31, 2017, 2016 and 2015, respectively, related to this agreement. The loan is secured by the aircraft.

The Company, through a subsidiary, entered into a seven-year mortgage agreement in the aggregate principal amount of $10,250 to finance the purchase of a building. The mortgage bears interest at an annual rate equal to 3.75% and matures on September 18, 2022, with an option to extend the maturity date for an additional five years. The mortgage did not require monthly installments of principal until November 2017, but now requires monthly installment payments of approximately $47. The final monthly payment will equal the then outstanding principal balance of the mortgage, together with all accrued and unpaid interest. The Company recorded interest expense of approximately $390, $391 and $89 for the years ended December 31, 2017, 2016 and 2015, respectively, related to this agreement.

On January 12, 2017, the Company, through three wholly-owned subsidiaries, entered into a ten-year secured loan agreement with Teachers Insurance and Annuity Association of America in the aggregate amount of £73,500 (or $99,321 as of December 31, 2017) to finance the purchase of a commercial office building in London, England. The loan bears interest at an annual rate of 3.45% and matures on January 15, 2027. The loan requires quarterly interest payments for the term of the loan, with the principal and any accrued interest to be paid at maturity. The Company recorded interest expense of approximately $3,158 for the year ended December 31, 2017 related to this agreement.

On February 24, 2017, the Company, through a wholly-owned subsidiary, entered into a ten-year secured loan agreement with Citigroup in the aggregate amount of $11,350 to finance the purchase of a commercial office building in Alpharetta, Georgia. The loan bears interest at an annual rate of 4.67% and matures on March 6, 2027. The loan requires monthly interest only payments through March 6, 2019, principal and interest payments of approximately $64 through February 6, 2027, with any remaining principal and accrued interest to be paid at maturity. The Company recorded interest expense of approximately $484 for the year ended December 31, 2017 related to this agreement.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Promissory Notes

On April 18, 2016, in connection with the acquisition of Republic Companies, Inc. and its affiliates ("Republic"), the Company issued a term promissory note ("TPM") to Delek Finance U.S. Inc. in the amount of $104,685 as part of the consideration. See Note 5. "Acquisitions" for a description of this transaction. The principal was to be paid in four equal installments on each of the first four anniversaries of the issuance date. The note bears interest of 5.75% per annum and is payable from time to time based on the outstanding principal balance until the promissory note is fully paid. In the event that indebtedness under the Company's revolving credit facility or the Company's 2023 Notes is required to be paid on an accelerated basis, the holder of the TPM may cause the Company to repay unpaid principal and interest immediately. The Company made the first principal payment of approximately $26,171 on March 30, 2017 and prepaid the second principal payment of approximately $25,910 (representing 99% of the principal payment due in April 2018) on June 29, 2017. The parties agreed that the June 29, 2017 prepayment would satisfy in full the April 2018 principal payment. The remaining principal is payable in two installments on each of the third and fourth anniversaries of the issuance date. The Company recorded interest expense, including amortization of the deferred origination costs and fees associated with the loan agreement, of approximately $3,914 and $4,314, respectively, for the years ended December 31, 2017 and 2016.

In September 2012, as part of its participation in the New Market Tax Credit Program discussed in Note 22. "New Market Tax Credit", the Company entered into two promissory notes totaling $8,000. The loans are for a period of 15 years and have an average interest rate of 2.0% per annum. The Company recorded approximately $1,430 of deferred origination costs associated with the promissory notes. The Company recorded interest expense of approximately $344, $344, and $344 for the years ended December 31, 2017, 2016 and 2015, respectively, related to the promissory notes.

The Company assumed two promissory notes in 2013 totaling $6,500 as a result of its acquisition of Mutual Insurers Holding Company. The principal of these notes is due in 2034 and 2035. The notes require the payment of interest on a quarterly basis and both had an interest rate of 4.6% as of December 31, 2017. The Company recorded $327, $296, and $278 of interest expense for the years ended December 31, 2017, 2016 and 2015, respectively, related to the promissory notes.

Funds at Lloyd's Facility

On November 8, 2017, the Company and certain of its wholly-owned subsidiaries entered into an Amending and Restating Agreement ("Funds at Lloyd's Facility") relating to its existing £515,000 (or $695,920 at December 31, 2017) credit facility agreement ("Preceding Credit Facility") dated November 3, 2016 with ING Bank N.V., London Branch, the Bank of Nova Scotia, London Branch and Bank of Montreal, London Branch. The amended and restated Funds at Lloyd's Facility decreased the maximum amount of the letter of credit facility to £455,000 (or $614,842 at December 31, 2017) to be used to support the Company’s capacity at Lloyd’s as a member and/or reinsurer of Syndicates 2526, 1206, 44, 1861 and 5820 for the 2018 underwriting year of account, as well as prior open years of account. The reduction in the size of the facility resulted from a restructuring of the facility to exclude solvency deficits as the Company will fund such deficits by alternative means, which, over time, the Company anticipates will reduce costs and enhance investment income. ING Bank's commitment is £175,000 (or $236,478 at December 31, 2017), the Bank of Nova Scotia's commitment is £160,000 (or $216,208 at December 31, 2017) and the Bank of Montreal's commitment is £120,000 (or $162,156 at December 31, 2017) under the Funds at Lloyd's Facility.

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

The facility is 35% secured by a pledge of a collateral account established in the U.S. pursuant to a pledge and security agreement and in the United Kingdom pursuant to Account Security Deeds dated as of November 26, 2013, November 24, 2015, April 14, 2016 and November 3, 2016. In addition to upon an event of default as discussed above, the collateral account will be required to be 100% funded upon the occurrence of certain specified events, including the A.M. Best financial strength rating of the AII falling below A-, the forecast underwriting losses exceeding a certain level for any year supported by a letter of credit, any net unfunded solvency deficit on any open years of account that is not funded by June 30 or December 31 of the corresponding calendar year, or any non-extension notice is given with respect to any letter of credit.
Fees payable by the Company under the Funds at Lloyd's Facility include a letter of credit issuance fee, payable quarterly in arrears, on the secured portion of the letters of credit at the rate of 0.50% and on the unsecured potion of the letters of credit determined based on the AII’s then-current financial strength rating issued by A.M. Best. As of December 31, 2017, the applicable letter of credit fee rate on the unsecured portion was 1.15% based on the Company’s A.M. Best financial strength rating of “A”. The Company also pays a commitment fee of 0.35% per year on the aggregate unutilized and un-canceled amount of the facility.

Other Letters of Credit Facilities and Standby Letters of Credit

The Company, through its subsidiaries Nationale Borg Reinsurance N.V. and AmTrust International Underwriters DAC, has credit facilities with Deutsche Bank AG, BHF Bank AG and ING Bank N.V. pursuant to which trade related guarantees and comparable standby letters of credit are issued primarily to secure obligations owed by such subsidiaries to third parties in the normal course of business. The credit limit under these facilities is approximately €86,716 (or $104,084). The credit facilities were utilized for €60,181 (or $72,228) as of December 31, 2017. The Company recorded total letter of credit interest expense of $632 and $486, respectively, for the year ended December 31, 2017 and 2016. In addition, the Company assumed other bank guarantees totaling approximately €425 (or $510 at December 31, 2017).

The Company, through one of its subsidiaries, has a secured letter of credit facility with Comerica Bank that it utilizes to comply with the deposit requirements of the State of California and the U.S. Department of Labor as security for the Company's obligations to workers' compensation and Federal Longshore and Harbor Workers' Compensation Act policyholders. The credit limit is for $75,000, of which $42,900 was utilized as of December 31, 2017.

In addition, the Company, through certain subsidiaries, has additional existing stand-by letters of credit with various lenders in the amount of $139,060 as of December 31, 2017.

14. Reinsurance
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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

reinsurance with direct reinsurance markets and enters reinsurance relationships with third-party captives formed by agents and other business partners as a mechanism for sharing risk and profit.
Effective October 1, 2017, Technology Insurance Company (“TIC”) entered into an intercompany reinsurance pooling agreement (“Pooling Agreement”) with sixteen of our U.S. property casualty insurance affiliates (Pool affiliates). Under the Pooling Agreement, the Pool affiliates agreed to cede and transfer to TIC and TIC agreed to assume (1) 100% of the Pool Affiliates’ respective liabilities on all insurance policies and all assumed reinsurance contracts that were in force as of October 1, 2017, or that had expired or had been terminated or non-renewed as of October 1, 2017; and (2) 100% of the Pool Affiliates’ respective liabilities on all insurance policies and all assumed reinsurance contracts issued subsequent to October 1, 2017.
In addition, TIC retrocedes 45% of its net retention to three affiliates. These retrocessions are net of a quota share reinsurance agreement between TIC and its affiliate, AmTrust International Insurance, Ltd. (“AII”), whereby TIC retrocedes and AII assumes 65% of its customary insurance business obligations, which consist primarily of unearned premiums as of the effective date, gross written premiums, reserves for loss and LAE and unallocated LAE, written as of October 1, 2017, and 50% of the customary insurance business obligations written on or after October 1, 2017.
In order to reduce its exposure to reinsurance credit risk, the Company evaluates the financial condition of its reinsurers and places its reinsurance with a diverse group of companies and syndicates that it believes to be financially sound. The Company carefully monitors the credit quality of its reinsurers when the Company places new and renewal reinsurance, as well as on an ongoing, current basis. The Company uses objective criteria to select and retain its reinsurers, including requiring them to be fully collateralized, maintain minimum surplus of $500,000 or have a financial strength rating of “A-” or better from A.M. Best Company, Inc. or Standard & Poor's Corporation. The Company approves exceptions to these criteria when warranted.
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

Reinsurance Programs and Retentions

The following tables provide a summary of the Company's primary reinsurance programs as of December 31, 2017 for the U.S. and internationally:

	2017 Domestic Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Workers’ Compensation, Excess of Loss	$10,000	$710,000	100% of $700,000
Property, Per Risk Excess of Loss	$3,000	$36,000	100% of $33,000
Property, Catastrophe Excess of Loss	$20,000	$830,000	100% of $810,000
Surety, Excess of Loss	$500	$30,000	89% of $29,500
Casualty/Professional, Excess of Loss	$3,000	$50,000	100% of $47,000
Umbrella, Quota Share	$1,500	$10,000	100% of $8,500
Equipment Breakdown, Quota Share	$—	$100,000	100% of $100,000

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

	2017 International Reinsurance Programs
Type of Reinsurance	Retention	Event Protection	Coverage
Property, Per Risk Excess of Loss (AEL)	$640	$6,400	100% of $5,760
Property, Catastrophe Excess of Loss (AEL and ATL)	$6,000	$78,000	100% of $72,000
Property, Per Risk Excess of Loss (ATL)	$2,500	$10,000	100% of $7,500
Surety, Excess of Loss and Quota Share (AEL)	$5,650	$39,550	100% of $33,900
Casualty, Excess of Loss (AEL)	$3,000	$15,000	100% of $12,000
Accident and Health, Excess of Loss (AEL)	$800	$25,600	100% of $24,960
Car Care, Excess of Loss (AEL)	$1,000	$65,000	100% of $64,000
Medical Malpractice, Quota Share (AEL)	$10,400	$13,000	20% of $13,000
Medical Malpractice, Quota Share (AIUL)	$7,800	$13,000	40% of $13,000
Personal Accident, Excess of Loss (ATL)	$2,000	$60,000	100% of $58,000
Pecuniary Risks (AEL and ATL)	$3,000	$49,000	100% of $46,000

If the Company incurs catastrophe losses and loss settlement expenses that exceed the coverage limits of its reinsurance program, many of its property catastrophe programs have a fixed number of reinstatements. For example, if the Company incurs a property catastrophe loss, it is required to pay the reinsurers a reinstatement premium equal to the percentage of the limit exhausted by the loss, multiplied by the amount of the original reinsurance premium.

The Company has a master agreement with Maiden, as amended, by which its Bermuda subsidiary, AII, and Maiden Reinsurance entered into a quota share reinsurance agreement, as amended (the “Maiden Quota Share”). For a description of this agreement, see Note 15. “Related Party Transactions.”

Effective June 30, 2017, the Company entered into an adverse loss development cover agreement with Premia Reinsurance Ltd. ("Premia"). Under the agreement, Premia will pay the Company for ultimate net losses paid by the Company in excess of a retention of $5,962,230, subject to an aggregate limit of $1,025,000, which provides $400,000 of coverage in excess of the Company's carried loss reserves as of March 31, 2017 in the amount of approximately $6,587,230.

The consideration for this agreement is a premium amount of $675,000, of which $50,000 represents a payment for the coverage above the carried loss reserves of approximately $6,587,230, and an annual claims monitoring fee paid to Premia. The Company deposited a total of $679,785 representing the premium amount of $675,000 and interest of $4,785 into a collateral trust account established to secure Premia's claims payment obligation to the Company. Premia deposited an incremental $100,000 of excess collateral at inception, and is obligated to deposit incremental collateral in accordance with a pre-agreed schedule.

The Company accounts for the agreement as retroactive reinsurance. For the year ended December 31, 2017, the Company recorded $400,000 of net adverse loss development covered under this agreement, which increased the retroactive reinsurance recoverable to the aggregate limit of $1,025,000 as of December 31, 2017. The Company recorded the retroactive reinsurance recoverable in excess of the consideration as a deferred gain that is amortized to earnings using the interest method over the estimated claims settlement period. As of December 31, 2017, the deferred gain of $330,029, net of accretion and amortization, is reported as "Deferred gain on retroactive reinsurance" on the consolidated balance sheets.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

The effect of reinsurance with related and unrelated companies on premiums and losses for 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017		2016		2015
	Written	Earned	Written	Earned	Written	Earned
Premiums:
Direct	$8,250,524	$7,710,610	$7,727,657	$7,370,202	$6,473,338	$5,994,848
Assumed	184,106	248,457	221,613	256,182	326,199	369,480
Ceded	(3,282,114)	(2,902,969)	(3,097,943)	(2,958,419)	(2,537,609)	(2,343,087)
Total	$5,152,516	$5,056,098	$4,851,327	$4,667,965	$4,261,928	$4,021,241

	As of December 31,
	2017		2016		2015
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
Loss and LAE reserves	$1,038,834	$(4,641,387)	$890,053	$(3,873,786)	$692,447	$(2,643,443)
Unearned premiums	68,422	(2,137,347)	132,840	(1,994,092)	167,409	(1,530,551)
Loss and LAE expenses incurred	227,291	(2,245,191)	461,556	(1,776,538)	352,362	(1,497,558)

The Company continuously updates the reserves on these lines of business based on information available from the ceding insurers. The Company had $1,824 and $4,746 of commutations that were included in ceded reinsurance treaties, as of 2017 and 2016, respectively.

15. Related Party Transactions

Significant Transactions with Maiden Holdings, Ltd.

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind, principal stockholders, and, respectively, the former chairman of the board of directors, a director, and the current Chairman, Chief Executive Officer and President of the Company. As of December 31, 2017, two of our principal stockholders, Leah Karfunkel (one of the Company's directors and co-trustee of the Michael Karfunkel Family 2005 Trust (the "Trust")), and Barry Zyskind, owned or controlled approximately 8.2%, and 7.7%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of Maiden’s board of directors. Maiden Reinsurance Ltd. ("Maiden Reinsurance"), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between the Company and Maiden.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, the Company and Maiden entered into a master agreement, as amended, by which the parties caused the Company’s Bermuda subsidiary, AII, and Maiden Reinsurance to enter into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended, by which AII retrocedes to Maiden Reinsurance certain lines of business assumed by AII from the Company’s U.S., Irish and U.K. (excluding Motors Insurance Company Limited, AMT Mortgage Insurance Limited and the Lloyd's syndicates) insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of the Company’s U.K. insurance subsidiary, AmTrust Europe Ltd. ("AEL"), net of commissions), an amount equal to 40% of the premium written by the AmTrust Ceding Insurers. AII also retrocedes 40% of losses. Effective July 1, 2018, with respect to AEL only, AII will assume from AEL and AII with retrocede to Maiden Reinsurance an amount equal to 20% of AEL's premium and 20% of related losses. Certain business that the Company commenced writing after the effective date of the Maiden Quota Share, including, among other lines, the Company's European medical liability business discussed below and business assumed from Tower pursuant to the cut-through quota share reinsurance agreement, is not ceded to Maiden Reinsurance under the Maiden Quota Share (ceded business defined as “Covered Business”).

AII receives a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission is 34.375%. With regards to the Specialty Program portion of

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Covered Business only, the Company will be responsible for ultimate net loss otherwise recoverable from Maiden Reinsurance to the extent that the loss ratio to Maiden Reinsurance, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% (the “Specialty Program Loss Corridor”). For the purpose of determining whether the loss ratio falls within the Specialty Program Loss Corridor, workers' compensation business written in the Company's Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation.

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

The Company, through its subsidiaries AEL and AIU, has a reinsurance agreement with Maiden Reinsurance by which the Company cedes to Maiden Reinsurance 40% of its European medical liability business, including business in force at April 1, 2011. From April 1, 2011 through June 30, 2016, that percentage ceded by both AEL and AIU was 40%. Effective July 1, 2016, the percentage ceded by AEL decreased to 32.5%, and, effective July 1, 2017, decreased to 20%. The quota share had an initial term of one year and was renewed through March 31, 2019. The agreement can be terminated by either party on four months’ prior written notice. Maiden Reinsurance pays the Company a 5% ceding commission, and the Company will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%. The Company did not receive any profit commissions for this business for the years ended December 31, 2017 or 2016.

The following is the effect on the Company’s results of operations for the years ended December 31, 2017, 2016 and 2015 related to the Maiden Quota Share agreement:

	Year Ended December 31,
	2017	2016	2015
Results of operations:
Premiums written – ceded	$(2,044,770)	$(2,012,452)	$(1,899,148)
Change in unearned premiums – ceded	38,433	66,938	182,967
Earned premiums – ceded	$(2,006,337)	$(1,945,514)	$(1,716,181)
Ceding commissions on premiums written	$649,280	$654,140	$564,156
Ceding commissions – deferred	(39,959)	(54,631)	(53,364)
Ceding commissions – earned	$609,321	$599,509	$510,792
Incurred loss and loss adjustment expenses – ceded	$1,561,261	$1,312,347	$1,116,308

Note Payable to Maiden — Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, the Company entered into a loan agreement with Maiden Reinsurance during the fourth quarter of 2007, whereby Maiden Reinsurance loaned to the Company the amount equal to AII's quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. Advances under the loan, which were made in three separate tranches of $113,542 (December 2007), $20,192 (April 2008) and $34,240 (June 2008), are secured by promissory notes and totaled approximately $167,975 as of December 31, 2017 and 2016. The loan agreement provided for interest at a rate of LIBOR plus 90 basis points (which is applicable to all three advances) and is payable on a quarterly basis. The Company recorded $3,447, $2,360 and $1,865 of interest expense during the years ended December 31, 2017, 2016 and 2015, respectively. The maturity date with respect to each advance was ten years from the date the advance was made. On December 18, 2017, the Company and Maiden Reinsurance agreed to extend the maturity date of the loan to coincide with the renewal date of the Maiden Quota Share (June 30, 2019) and adjust the interest rate to the federal funds rate plus 200 basis points. Effective December 1, 2008, AII and Maiden Reinsurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Reinsurance is required to provide AII the assets required to secure Maiden’s proportional share of AII’s obligations to the AmTrust Ceding Insurers. In addition, pursuant to the quota share reinsurance agreement among AEL, AIU and Maiden Reinsurance for the Company’s European medical liability business, Maiden Reinsurance is required to provide AEL and AIU the assets required to secure AEL’s and AIU’s obligations. The aggregate amount of this collateral as of December 31, 2017 was approximately $3,552,623. Maiden retains ownership of the collateral in the trust account.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Reinsurance Brokerage Agreement

The Company, through a subsidiary, has a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, the Company provides brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. The Company recorded $24,177, $26,091 and $24,130 of brokerage commissions during the years ended December 31, 2017, 2016 and 2015, respectively. The brokerage commissions were recorded as a component of service and fee income.

Asset Management Agreement

A subsidiary of the Company manages the assets of certain of Maiden's subsidiaries for an annual rate of 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less, and an annual rate of 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is more than $1,000,000. The Company managed approximately $4,974,676 of assets as of December 31, 2017, related to this agreement. As a result of this agreement, the Company recorded approximately $7,474, $6,925 and $6,057 of asset management fees for the years ended December 31, 2017, 2016 and 2015, respectively. The asset management fees were recorded as a component of service and fee income.
Significant Transactions with National General Holding Corp.

NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates twenty-two insurance companies in the U.S. and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. NGHC's two largest stockholders are the Trust and a grantor retained annuity trust controlled by Leah Karfunkel. Leah Karfunkel, who is co-trustee of the Trust along with Barry Zyskind, is a member of the Company's board of directors and the mother-in-law of Barry Zyskind, the Company's Chairman, President and Chief Executive Officer. The ultimate beneficiaries of the Trust include Leah Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Barry Karfunkel, the son of Leah Karfunkel and brother-in-law of Barry Zyskind, is the chief executive officer of NGHC and Barry Zyskind is NGHC's non-executive chairman of the board. In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounts for its investment in NGHC under the equity method as it has the ability to exert significant influence on NGHC's operations.

On June 9, 2017, the Company announced that it entered into agreements to sell 10,586,000 common shares of NGHC at a price of $20.00 per share (representing a discount of 8.3% to NGHC's common stock closing market price on the Nasdaq Stock Exchange on June 8, 2017). The sale was completed through separate, privately negotiated purchase agreements with unaffiliated third parties and resulted in a $68,425 realized gain, which is reflected in the Equity in earnings of unconsolidated subsidiaries - related parties caption on the consolidated statements of operations. As a result of the transaction, the Company's ownership interest in NGHC decreased from approximately 11.5% to approximately 1.6%, which remained unchanged at December 31, 2017.

In accordance with ASC 323-10-15, Investments-Equity Method and Joint Ventures, the Company accounted for its investment in NGHC under the equity method through June 9, 2017 as it had the ability to exert significant influence on NGHC's operations. As a result of the aforementioned sale of NGHC common shares, the Company determined the fair value of its 1,709,430 remaining shares of NGHC common stock was not material to the Company's total assets or equity securities, available-for-sale, nor was the on-going income derived from the equity method accounting material to the Company's consolidated results of operations. Consequently, the Company ceased to account for its investment in NGHC under the equity method; rather, the Company classified the investment as a component of equity securities, available-for-sale on its consolidated balance sheets. In total, the Company recorded $5,063, $15,626, and $25,385 of income during the years ended December 31, 2017, 2016 and 2015, respectively, related to its investment in NGHC under the equity method of accounting.

Sale of NPS and Termination of Master Service Agreement

On September 13, 2017, AmTrust North America, Inc. (“ANA”), one of the Company's wholly-owned subsidiaries, entered into an Asset Purchase and License Agreement (the “Agreement”) with NGHC, pursuant to which ANA sold to NGHC the personal lines policy management system that ANA had developed for NGHC (the “System”), the related intellectual property, as well as a non-exclusive perpetual license to certain software programs NGHC may use in connection with the System. NGHC will pay ANA consideration of $200,000, which is payable in three equal installments, with the first payment made upon the execution of the Agreement, the second payment payable upon the six-month anniversary of the Agreement (which was paid in the first quarter

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

of 2018), and the third payment payable upon the completion of the full separation and transfer of the System to NGHC’s operating environment in accordance with the terms of the Agreement or eighteen months, whichever is later. The consideration also compensated ANA for System licensing fees of $9,267 through the date of sale. In addition, NGHC will be required to pay ANA costs for the implementation of the System in NGHC’s environment (up to $5,000) and certain other production and development support costs consistent with past practice. NGHC offered employment to over 100 ANA employees who support the System. During the period of September 13, 2017 through December 31, 2017, NGHC was required to pay ANA costs for the following items: implementation of the System in NGHC's environment, ongoing production support of NGHC's environment, transition costs for the employees to whom NGHC offered employment to support the System and hardware purchased to facilitate the implementation of the System.

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

The Agreement terminated the Master Services Agreement, dated February 22, 2012, between ANA and a subsidiary of NGHC (the “MSA”) pursuant to which ANA provided (i) information technology services in connection with the development and licensing of the System at a cost of 1.25% of the gross written premium of NGHC and its affiliates written on the System plus the Company’s costs for development of the System at a price of cost plus 20%, plus costs for the support services of the System at a price of cost only; (ii) printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies the Company processed for NGHC and its affiliates on the System; and (iii) lockbox services for policies processed on the System, and scanning of correspondence and supplemental materials. Under the MSA, NGHC was obligated to pay the licensing fee for use of the System until 2023 and actual cost for the other ancillary services. However, under the Agreement, as of July 1, 2017, ANA no longer charges NGHC for the 1.25% licensing fee or the cost plus 20% development fee for the System, but for a limited period of time until the parties agree upon a transition date, ANA will continue to provide NGHC and its affiliates printing, mailing and lockbox services and hosting of certain infrastructure, under the same terms as these services were provided under the MSA. As a result of the sale, the Company recognized a gain on sale of approximately $186,755 for the year ended December 31, 2017. The Company recorded a financing receivable of $130,614 from NGHC for the remaining payments, which is shown in other assets on the consolidated balance sheets as of December 31, 2017.

The Company charges NGHC for these services based on actual volume and actual cost. The Company recorded approximately $44,611, $46,113 and $35,896 of fee income for the years ended December 31, 2017, 2016 and 2015, respectively, related to this agreement.

Asset Management Agreement

A subsidiary of the Company manages the assets of certain of NGHC's subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual rate of 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1,000,000 or less, and an annual rate of 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is more than $1,000,000. In addition, NGHC's subsidiaries reimburse the Company for certain expenses directly related to managing the portfolio. The Company managed approximately $3,276,192 of assets as of December 31, 2017 related to this agreement. As a result of this agreement, the Company recorded approximately $10,673, $3,613 and $2,676 of asset management fees for the years ended December 31, 2017, 2016 and 2015, respectively. The asset management fees were recorded as a component of service and fee income.

800 Superior, LLC

The Company and NGHC each have a fifty percent ownership interest in 800 Superior, LLC ("800 Superior"), which owns an office building in Cleveland, Ohio. The cost of the building was approximately $7,500. The Company has been appointed the managing member of 800 Superior. Additionally, in conjunction with the Company’s approximate 2% ownership percentage of NGHC, the Company ultimately receives 51% of the profits and losses of 800 Superior. As such, in accordance with ASC 810-10, Consolidation, the Company has been deemed the primary beneficiary and, therefore, consolidates this entity.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

NGHC has an office lease agreement with 800 Superior. The lease agreement is through 2027. NGHC paid 800 Superior $2,811, $2,733, and $2,593 of rent for the years ended December 31, 2017, 2016 and 2015, respectively. As discussed in Note 22. "New Market Tax Credit," 800 Superior, the Company and NGHC participated in a financing transaction related to capital improvements on the office building. As part of that transaction, NGHC and the Company entered into an agreement related to the payment and performance guaranties provided by the Company to the various parties to the financing transaction whereby NGHC has agreed to contribute 50% toward any payments the Company is required to make pursuant to the guaranties.

4455 LBJ Freeway, LLC

The Company and NGHC each have a fifty percent ownership interest in 4455 LBJ Freeway, LLC ("4455 LBJ Freeway"), which owns an office building in Dallas, Texas. The cost of the building was approximately $21,050. The Company has been appointed the managing member of 4455 LBJ Freeway. Additionally, in conjunction with the Company’s approximate 2% ownership percentage of NGHC, the Company ultimately receives 51% of the profits and losses of 4455 LBJ Freeway. As such, in accordance with ASC 810-10, Consolidation, the Company consolidates this entity. NGHC's portion of the net assets and earnings are recorded within non-controlling interest in the consolidated financial statements. The Company recorded approximately $2,136, $1,385 and $583 of service and fee income related to rent for the year ended December 31, 2017, 2016 and 2015, respectively.

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

The Company, as Administrative Agent, AII and NG Re Ltd. (both “Lenders”) entered into a credit agreement with ACP Re in September 2014 pursuant to which the Lenders made a $250,000 loan to ACP Re. On September 20, 2016, the Company, the Lenders, ACP Re Holdings, LLC, a Delaware LLC owned 99.9% by the Trust (the “Borrower”), and the Trust entered into an Amended and Restated Credit Agreement, replacing the September 2014 agreement with ACP Re.
The Amended and Restated Credit Agreement has a maturity date of September 20, 2036, but commencing on September 20, 2026, and for each year thereafter, 2% of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable. Interest on the outstanding principal balance of $250,000 is a fixed annual rate of 3.70% (payable in cash, semi-annually, in arrears, on the last day of January and July), provided that up to 1.20% thereof may be paid in kind. The Borrower has the right to prepay the amounts borrowed, in whole or in part. At the Lenders’ discretion, the Borrower may repay the loan using cash or tradeable stock of an equivalent market value of any publicly traded company on the NYSE, Nasdaq or London stock exchange. The Company earns fees for its service as Administrative Agent, plus reimbursement of any costs, expenses and certain other charges.

The Amended and Restated Credit Agreement contains a covenant requiring the Trust to cause the Borrower to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the Trust will make a contribution to the Borrower of assets having a market value of at least the shortfall (the “Maintenance Covenant”). The amounts borrowed are secured by equity interests, cash and cash equivalents, other investments held by the Borrower, and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant.

The Amended and Restated Credit Agreement provides for customary events of default, with grace periods where appropriate, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, breach of the Maintenance Covenant, breaches of representations and warranties, default under certain other indebtedness, certain insolvency, receivership or insurance regulatory events affecting the Borrower, the occurrence of certain material judgments, certain amounts of reportable ERISA or foreign pension plan noncompliance events, a change of control of greater than 50% of the Trust, or any security interest created ceases to be in full force and effect. Upon the occurrence and during the continuation of an event of default, the Company, as Administrative Agent, upon the request of any Lender, could declare the Borrower's obligations immediately due and payable and/or exercise any and all remedies and other rights under the Amended and Restated Credit Agreement.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

As of December 31, 2017 and 2016, the Company recorded $128,508 and $126,298, respectively, of loan and related interest receivable as a component of other assets on its consolidated balance sheet. The Company recorded interest income of $4,654, $7,593, and $8,701 for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Related Party Transactions

$300,000 Private Placement

In 2017, the Company issued 24,096 shares of common stock at a price of $12.45 per share (the closing market price of the Company’s common stock on May 25, 2017), resulting in gross proceeds to the Company of $300,000 through a private placement ("Private Placement"). The Company contributed the proceeds from the Private Placement to the Company's insurance subsidiaries to support their financial strength, continued organic growth, and writing of business. Certain members of the families of each of George Karfunkel, a director of the company, Leah Karfunkel and Barry Zyskind were the sole purchasers in the Private Placement. The purchasers received unregistered common shares in AmTrust, as well as certain rights to register the shares at a future date. Additionally, the purchasers agreed not to transfer the common stock, subject to certain limited exceptions for bona fide estate planning purposes, for a period of one-year from the date of purchase and not to exercise their right to vote their shares of common stock until after the conclusion of the Company's 2018 annual meeting of shareholders.

Lease Agreements

The Company leases office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Leah Karfunkel and George Karfunkel. The lease term is through May 2023. The Company paid approximately $1,863, $1,962 and $1,894 for the years ended December 31, 2017, 2016 and 2015, respectively, for this leased office space.

The Company leased office space in Chicago, Illinois from 135 LaSalle Property, LLC, an entity that is wholly-owned by entities controlled by Leah Karfunkel and George Karfunkel. The lease terminated on May 31, 2016. The Company paid approximately $197 and $597 for the years ended December 31, 2016 and 2015, respectively, related to this leased office space. The Company now leases office space in Chicago, Illinois from IC 233 Building Company LLC, a wholly-owned subsidiary of Illinois Center Building Company L.P. ("Illinois Center"), discussed below. The lease term is ten years through the end of May 2026. The Company's rent expense was $1,357 and $656 during the years ended December 31, 2017 and 2016, respectively, for this leased office space.

Equity Investments in Limited Partnerships

In 2015, the Company invested approximately $9,700 in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. NGHC is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Leah Karfunkel and managed by an unrelated third party. The Company and NGHC each received a 45% limited partnership interest in North Dearborn for their respective $9,700 investments, while NA Advisors invested approximately $2,200 and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. From time to time, the Company, NGHC and NA Advisors will make capital contributions to, or receive distributions from, North Dearborn, in all instances in accordance with their respective ownership percentages. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three-month lag basis. The Company recorded $(4,735), $842, and $755 of (loss) income from this investment during the years ended December 31, 2017, 2016 and 2015, respectively.

In 2015, certain of the Company's subsidiaries invested approximately $53,715 in Illinois Center, a limited partnership that owns an office building complex in Chicago, Illinois. NGHC and ACP Re are also limited partners in Illinois Center, and the general partner is NA Advisors. The Company and NGHC each have a 37.5% limited partnership interest in Illinois Center, while ACP Re has a 15% limited partnership interest. NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. From time to time, the Company, NGHC, ACP Re and NA Advisors will make capital contributions to, or receive distributions from, Illinois Center, in all instances in accordance with their respective ownership percentages. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

office building and pays NA Advisors an annual fee for these services. This investment is included within other investments and is accounted for using the equity method of accounting on a three-month lag basis. The Company recorded $(16,617), $2,942, and $1,292 of (loss) income from this investment during the years ended December 31, 2017, 2016 and 2015, respectively.

These limited partnerships are considered variable interest entities ("VIEs"). Based on current accounting guidance, the Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having: (i) power over the significant activities of the entity, and (ii) having an obligation to absorb losses or the right to receive benefits from the VIE that are potentially significant to the VIE. The Company performed a primary beneficiary analysis on the aforementioned limited partnerships and determined the Company was not the primary beneficiary since it does not have power over the significant activities of the entity. These limited partnerships are recorded as a component of other investments on the consolidated balance sheets. The carrying value of these limited partnerships, in aggregate, was $56,601 and $72,328 as of December 31, 2017 and 2016, respectively. The maximum exposure to loss, which is the estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of the Company's interests declines to zero, without any consideration of recovery or offset from any economic hedges, was $56,601 and $72,328 as of December 31, 2017 and 2016, respectively. The maximum exposure to loss is a required disclosure under U.S. GAAP and is not an indication of expected loss.

Merger Agreement

See Note 28. "Subsequent Events" for information on a related party transaction entered into by the Company and a Karfunkel-Zyskind Family affiliated entity on March 1, 2018.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

16. Acquisition Costs and Other Underwriting Expenses

The following table summarizes the components of acquisition costs and other underwriting expenses for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Policy acquisition expenses	$1,006,468	$761,814	$662,085
Other insurance general and administrative expense	616,039	468,354	331,486
Total acquisition costs and other underwriting expenses	$1,622,507	$1,230,168	$993,571

17. Share-Based Compensation

The Company's 2010 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to its officers, employees and non-employee directors incentive compensation directly linked to the price of the Company’s common stock. The Company is authorized to issue 14,630,136 shares of Company stock for awards of options to purchase shares of the Company’s common stock ("Stock Options"), restricted stock, restricted stock units (“RSU”), performance share units ("PSU") or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. The aggregate number of shares of common stock for which awards may be issued is subject to the authority of the Company’s Board of Directors who may adjust the amount in the event of a consolidation, reorganization, stock dividend, stock split, recapitalization or similar transaction affecting the Company’s common stock. As of December 31, 2017, approximately 3,700,000 shares of Company common stock remained available for grants under the Plan.

The Company recognizes compensation expense for its share-based payments based on the fair value of the awards. Compensation expense for all share-based payments was $26,583, $23,286 and $22,763 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company has unrecognized compensation cost related to unvested stock options, non-vested PSU and non-vested RSU awards of $58,695, $44,975 and $39,111 as of December 31, 2017, 2016 and 2015, respectively.

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

The following schedule shows all Stock Options granted, exercised, and forfeited under the Plan for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,305,351	$7.54	2,783,880	$6.99	3,868,740	$5.80
Granted	—	—	10,000	25.91	100,000	28.04
Exercised	(881,097)	5.67	(474,657)	4.17	(1,109,712)	4.59
Forfeited	—	—	(13,872)	24.69	(75,148)	9.17
Outstanding at end of year	1,424,254	$8.71	2,305,351	$7.54	2,783,880	$6.99

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

The Company did not grant any Stock Options during the year ended December 31, 2017. The weighted average grant date fair value of Stock Options granted was $6.03 and $11.31 during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2017 and 2016, outstanding Stock Options had an approximate weighted average remaining life of 2.6 and 2.5 years, respectively. As of December 31, 2017 and 2016, there were approximately 1,400,000 Stock Options and 2,200,000 Stock Options, respectively, with a weighted average exercise price of $8.13 and $6.83, respectively, which were exercisable.

The per share fair value of options was estimated at the date of grant based on the following weighted average assumptions as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Volatility	30.04%	40.81%
Risk-free interest rate	1.94%	1.97%
Weighted average expected lives in years	6.00	6.25
Dividend rate	2.62%	1.84%
Forfeiture rate	0.50%	0.50%

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

The intrinsic value of Stock Options exercised during the year ended December 31, 2017, 2016, and 2015 was $12,261, $10,128 and $26,444, respectively. The intrinsic value of Stock Options that were outstanding as of December 31, 2017, 2016 and 2015 was $4,706, $45,812 and $66,300, respectively. The intrinsic value of Stock Options that were exercisable as of December 31, 2017, 2016 and 2015 was $4,706, $45,506 and $64,705, respectively.

Cash received from Stock Options exercised was $4,750, $1,909 and $4,907 during the years ended December 31, 2017, 2016, and 2015, respectively. The excess (tax deficiency) / tax benefit from award exercises was approximately $(448), $5,930 and $10,211 for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, such deficiency was recorded as an increase of income tax payable and federal income tax expense. During the years ended December 31, 2016 and 2015, such benefits were recorded as a reduction of income tax payable and an increase in additional paid-in capital.

Restricted stock, RSU and PSU

The Company grants restricted shares, RSUs and PSUs with a grant date value equal to the closing stock price of the Company's stock on the dates the shares or units are granted. The restricted shares and RSUs vest over a period of one to four years, while PSUs vest based on the terms of the awards. As of December 31, 2017 and 2016, all restricted stock, RSUs and PSUs outstanding had an approximate weighted average remaining life of 1.6 and 1.4 years, respectively.

A summary of the Company’s restricted stock and RSU activity for the years ended December 31, 2017, 2016 and 2015 is shown below:

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2017		2016		2015
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	1,965,011	$24.38	1,853,516	$20.54	2,611,022	$16.70
Granted	2,792,855	12.75	994,289	25.91	476,942	29.27
Vested	(741,576)	22.76	(832,524)	17.65	(1,200,800)	15.66
Forfeited	(114,012)	19.60	(50,270)	24.19	(33,648)	20.95
Non-vested at end of year	3,902,278	$16.51	1,965,011	$24.38	1,853,516	$20.54

A summary of the Company's PSU activity for the years ended December 31, 2017, 2016 and 2015 is shown below:

	Year Ended December 31,
	2017		2016		2015
	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value	Shares or Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	680,597	$25.57	752,466	$24.58	549,670	$19.42
Granted	653,125	13.17	198,881	26.16	373,628	29.93
Vested	(252,221)	23.49	(234,358)	22.89	(155,842)	18.86
Forfeited	(67,262)	25.16	(36,392)	25.64	(14,990)	28.13
Non-vested at end of year	1,014,239	$18.13	680,597	$25.57	752,466	$24.58

PSUs are conditional grants of a specified maximum number of common shares. In general, grants are earned, subject to the attainment of pre-specified performance goals at the end of the pre-determined period.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

18. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Current expense (benefit):
Federal	$(11,415)	$(13,084)	$74,967
Foreign	37,360	46,020	20,442
Total current tax expense	25,945	32,936	95,409
Deferred expense (benefit):
Federal	$(131,890)	$67,154	$(71,446)
Foreign	6,582	(14,783)	14,983
Total deferred tax (benefit) expense	(125,308)	52,371	(56,463)
Total income tax (benefit) expense	$(99,363)	$85,307	$38,946

The following table is a reconciliation of the Company’s statutory income tax expense to its effective tax rate for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
(Loss) income before income taxes and equity in earnings of unconsolidated subsidiaries	$(507,730)	$500,051	$471,194
Tax at federal statutory rate of 35%	(177,706)	175,018	164,918
Tax effects resulting from:
Tax reform	72,534	—	—
Permanent adjustments	1,218	(5,091)	(121,923)
Foreign rate differential	(27,120)	(56,637)	(98,059)
Adjustments to prior year taxes	(2,723)	(17,504)	(68,075)
Valuation allowance	32,954	(12,874)	149,842
Other, net	1,480	2,395	12,243
Total income tax (benefit) expense	$(99,363)	$85,307	$38,946
Effective tax rate	19.6%	17.1%	8.3%

“Adjustments to prior year taxes” include a change in a prior year estimate for the tax provision based on what management believes the result will be versus what is recorded in the tax return. The adjustments for December 31, 2016, primarily related to a $12,726 benefit associated with a statutory to GAAP accounting adjustment for investments and a $5,138 benefit for the Company making a full APB 23 permanent reinvestment assertion. The adjustments for December 31, 2015, primarily related to a $73,420 benefit for provision to return adjustments, specifically from transfer pricing, and a $5,112 expense resulting from a change in the Company’s ownership percentage of an equity investment that returned the tax rate applied to this investment to the standard statutory rate from the dividend received deduction rate.

The TCJA was enacted on December 22, 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creates new taxes on certain foreign sourced earnings, and revises the tax treatment of certain items for property and casualty insurers. As of December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the TCJA; however, as provided in SEC Staff Accounting Bulletin No. 118, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. For the items for which the Company was able to determine a reasonable estimate, it recognized a provisional amount of $72,534. This amount is related to

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

the restatement of deferred taxes from 35% to the newly enacted 2018 rate of 21%, and are included as a component of income tax benefit from continuing operations. In all cases, the Company will continue to make and refine its calculations as it completes additional analysis. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the tax law. As noted above, under the TCJA, undistributed post-1986 earnings and profits (E&P) previously deferred from U.S. income taxes are subject to a one-time transition tax. Based on an initial review, it is reasonably expected that the Company will not incur the one-time transitional tax liability. This expectation may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2017 and 2016 are shown below:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$280,271	$224,918
Unearned premiums	86,215	150,167
Ceding commission	—	146,503
Loss and LAE reserves	48,575	73,873
Other	114,851	109,408
Deferred revenue	46,455	61,780
Bad debt	28,108	25,489
Deferred compensation	2,004	6,655
Total gross deferred tax assets	606,479	798,793
Valuation allowance	(195,146)	(142,462)
Total deferred tax assets	411,333	656,331
Deferred tax liabilities:
Deferred acquisition costs	(145,600)	(384,656)
Equity results which cannot be liquidated tax free	(11,838)	(57,614)
Intangible assets	(67,008)	(89,133)
Depreciation	(24,224)	(49,411)
Other	(3,118)	(3,489)
Equalization reserves	(13,307)	(15,890)
Accrual market discount	(4,853)	(10,144)
Cash surrender value on insurance	(1,563)	(2,299)
Unrealized gain on investments	(22,978)	(27,663)
Total deferred tax liabilities	(294,489)	(640,299)
Deferred tax asset, net	$116,844	$16,032

The Company's net deferred tax asset at December 31, 2017, is included in other assets in the consolidated balance sheets. The likelihood of realizing deferred tax assets is reviewed periodically. Any adjustments required to the valuation allowance are made in the period during which developments requiring an adjustment become known.

The Company has U.S. Net Operating Losses (“NOLs”) of $13,104 that expire beginning in 2019 through 2037. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $9,123 per year. The Company also has foreign NOLs of $991,862, the majority of which have no expiration.

The Company's management believes that as of December 31, 2017, except for a portion of foreign and domestic NOLs, it will realize the benefits of its deferred tax assets. The Company placed a valuation allowance on a significant portion of the foreign

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

NOLs as of December 31, 2017. The Company has a valuation allowance of $195,146 and $142,462, as of December 31, 2017 and December 31, 2016. The valuation allowance increased for the year ended December 31, 2017, as a result of establishing a valuation allowance on the Company's UK Lloyd syndicate that was acquired in November 2016. The valuation allowance was the result of an update to the income forecast for new facts that did not exist during the measurement period that resulted in a decreased amount of future income in the UK in order to fully utilize the NOL's incurred to date. Even though the NOL's do not have an expiration date, the Company determined that a valuation allowance should be placed on the portion that is unlikely to be utilized within the next three years.

The earnings of certain of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or disposition. The determination of any unrecognized deferred tax liability for temporary differences related to investments in certain of the Company’s foreign subsidiaries is not practicable. As of December 31, 2017 and 2016, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $400,698 and $315,712, respectively.

The Company's major taxing jurisdictions include the U.S. (federal and state), the United Kingdom and Ireland. The years subject to potential audit vary depending on the tax jurisdiction. Generally, the Company’s statute of limitations is open for tax years ended December 31, 2012 and forward. The Company is currently under audit in the U.S. for tax years 2013, 2014 and 2015. The audit is ongoing as of December 31, 2017 and is expected to close during 2018.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

Open Tax Years
United States	2013-2016
United Kingdom	2016
Ireland	2012-2016

As permitted by ASC 740-10 Income Taxes, the Company recognizes interest and penalties, if any, related to unrecognized tax benefits in its income tax provision.  The Company does not have any unrecognized tax benefits and, therefore, has not recorded any unrecognized tax benefits, or any related interest and penalties, as of December 31, 2017 and 2016.  No interest or penalties have been recorded by the Company for the years ended December 31, 2017, 2016, and 2015. The Company does not anticipate any significant changes to its total unrecognized tax benefits in the next 12 months.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

19. Employee Benefit Plans

The Company sponsors multiple defined contribution plans, which are available to a majority of its employees. Contributions to these plans were based on a percentage of the employee contributions or earnings. The cost of the Company's domestic plan was approximately $10,736, $8,363, and $6,693 for the years ended December 31, 2017, 2016 and 2015, respectively. The cost of the Company's European plans was approximately $4,986, $4,193, and $3,815 for the years ended December 31, 2017, 2016 and 2015, respectively.

20. Earnings Per Share

During the year ended December 31, 2015, the Company's unvested restricted shares contained rights to receive nonforfeitable dividends and were, therefore, considered participating securities. As a result, the Company computed earnings per share using the two-class method during the year ended December 31, 2015. There were no outstanding unvested restricted shares as of December 31, 2017 and 2016.

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net (loss) income attributable to AmTrust common stockholders	$(415,173)	$363,139	$419,115
Less: Net income attributable to participating securities and redeemable non-controlling interest	—	—	314
Net (loss) income attributable to AmTrust common stockholders	$(415,173)	$363,139	$418,801
Denominator:
Weighted average common shares outstanding – basic	185,961	172,554	165,042
Plus: Dilutive effect of stock options, convertible debt, other (1)	—	1,991	3,318
Weighted average common shares outstanding – dilutive	185,961	174,545	168,360

Net (loss) income per AmTrust common shares – basic	$(2.23)	$2.10	$2.54

Net (loss) income per AmTrust common shares - diluted	$(2.23)	$2.08	$2.49
(1) In accordance with ASC 260, Earnings Per Share, no potential common shares are included in the computation of diluted per share amounts as the effect would be antidilutive.

21. Stockholders' Equity

Common Stock

During 2017, the Company issued 24,096,384 shares in a private placement resulting in proceeds to the Company of $300,000. See Note 15. "Related Party Transactions" for additional information.

The Company executed a two-for-one stock split on February 2, 2016.

During 2015, the Company issued an aggregate of 8,450,000 of pre-split adjusted shares of common stock in two separate underwritten public offerings. Total proceeds received from these offerings were $487,087. In addition, the Company incurred approximately $413 in fees and expenses, which were recorded as a reduction in additional paid-in capital.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

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

On March 19, 2015, the Company completed a public offering of 7,300,000 of its depositary shares including an over-allotment option, each representing a 1/40th interest in a share of its 7.50% Non-Cumulative Preferred Stock, Series D, $0.01 par value per share (the "Series D Preferred Stock"), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Each depositary share entitles the holder to a proportional fractional interest in all rights and preferences of the Series D Preferred Stock represented thereby (including any dividend, liquidation, redemption and voting rights). Dividends on the Series D Preferred Stock represented by the depositary shares will be payable on the liquidation preference amount, on a non-cumulative basis, when, as and if declared by the Company’s board of directors, at a rate of 7.50% per annum, quarterly in arrears, on March 15, June 15, September 15, and December 15 of each year, beginning on June 15, 2015, from and including the date of original issuance. The Series D Preferred Stock represented by the depositary shares is not redeemable prior to March 19, 2020. After that date, the Company may redeem at its option, in whole or in part, the Series D Preferred Stock represented by the depositary shares at a redemption price of $1,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends for prior dividend periods and accrued but unpaid dividends (whether or not declared) for the then current dividend period. Net proceeds from this offering, including the over-allotment, were $176,511. In addition, the Company incurred $5,989 in underwriting discount and commissions and expenses, which were recognized as a reduction to additional paid-in capital.

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015:

	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$(8,822)	$73,513	$(1,321)	$(2,793)	$60,577
Other comprehensive income (loss) before reclassification	(89,252)	(171,109)	955	4,132	(255,274)
Amounts reclassed from accumulated other comprehensive income (loss)	—	4,918	—	—	4,918
Income tax benefit (expense)	—	58,167	(334)	(1,446)	56,387
Net current-period other comprehensive income (loss)	(89,252)	(108,024)	621	2,686	(193,969)
Balance, December 31, 2015	(98,074)	(34,511)	(700)	(107)	(133,392)
Other comprehensive income (loss) before reclassification	(90,129)	177,395	835	(3,064)	85,037
Amounts reclassed from accumulated other comprehensive income	—	(30,715)	—	—	(30,715)
Income tax benefit (expense)	—	(46,339)	(307)	(6)	(46,652)
Net current-period other comprehensive income (loss)	(90,129)	100,341	528	(3,070)	7,670
Balance, December 31, 2016	(188,203)	65,830	(172)	(3,177)	(125,722)
Other comprehensive income (loss) before reclassification	143,386	70,796	202	1,570	215,954
Amounts reclassed from accumulated other comprehensive income	—	(62,841)	—	—	(62,841)
Income tax benefit (expense)	—	(11,173)	(62)	(640)	(11,875)
Net current-period other comprehensive income (loss)	143,386	(3,218)	140	930	141,238
Balance, December 31, 2017	$(44,817)	$62,612	$(32)	$(2,247)	$15,516

During the years ended December 31, 2017, 2016 and 2015, amounts reclassed from accumulated other comprehensive income (loss) into net income were included in net realized gain on investment.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

22. New Market Tax Credit

In 2012, the Company's subsidiary, 800 Superior, LLC (an entity owned equally by the Company and NGHC), received $19,400 in net proceeds from a financing transaction the Company and NGHC entered into with Key Community Development Corporation (“KCDC”) related to a capital improvement project for an office building in Cleveland, Ohio owned by 800 Superior, LLC. The Company, NGHC and KCDC collectively made capital contributions (net of allocation fees) and loans to 800 Superior NMTC Investment Fund II and 800 Superior NMTC Investment Fund I LLC (collectively, the “Investment Funds”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes (but not base erosion and anti-abuse taxes) for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments (“QLICIs”).

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

The Company has determined that the Investment Funds are variable interest entities (“VIEs”). The ongoing activities of the Investment Funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Funds. When determining whether to consolidate the Investment Funds, Company management considered the contractual arrangements that obligate it to deliver tax benefits and provide various other guarantees to the structure, KCDC's lack of a material interest in the underlying economics of the project, and the fact that the Company is obligated to absorb losses of the Investment Funds. Also, the Company has an approximate 2% ownership interest in NGHC. The Company concluded that it was the primary beneficiary and consolidated the Investment Funds. KCDC's contribution, net of syndication fees, is included as an accrued liability in the accompanying consolidated balance sheets. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

23. Commitments and Contingencies

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

Three derivative suits have also been filed in the U.S. District Court for the District of Delaware. On April 19, 2017 one of the Company's stockholders, Lily Ding, filed a derivative action in the District of Delaware against the Company, as nominal defendant, and against the Company's board of directors as defendants, but this stockholder subsequently voluntarily dismissed her suit (Ding v. Zyskind et al.). On May 11, 2017, one of the Company's stockholders, West Palm Beach Police Pension Fund, filed suit (West Palm Beach Police Pension Fund v. Zyskind et al.), and on June 28, 2017, two of the Company's stockholders, City of Lauderhill Police Officers Retirement Plan and Pompano Beach Police & Firefighters Retirement System, filed suit (City of Lauderhill Police Officers Retirement Plan and Pompano Beach Police & Firefighters Retirement System et al. v. Zyskind et al.). These two Delaware derivative actions (West Palm Beach Police Pension Fund and Lauderhill-Pompano Beach) have been consolidated under the case name In re AmTrust Financial Services, Inc. Derivative Litigation. The stockholders purport to bring the derivative actions on the Company's behalf, and raise claims that primarily involve the Company's recent restatement of its financial statements and the identification of material weaknesses in its internal control over financial reporting. The In re AmTrust Derivative Litigation complaint alleges violations of Sections 10(b), 14(a), 20A, and 29(b) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The In re AmTrust Derivative Litigation complaint also seeks reform of the Company's governance practices, contribution and indemnification, and both sets of stockholders seek damages.

The Company believes the allegations in these pending derivative actions to be unfounded and is vigorously pursuing its defenses.

The Company and certain of its officers and directors are also defendants in three putative securities class action lawsuits filed in March and April of 2017 in the U.S. District Court for the Southern District of New York. Another putative class action, filed in February 2017 in the U.S. District Court for the Central District of California, was voluntarily dismissed (Miller v. AmTrust, Zyskind, and Pipoly). The three cases in the Southern District of New York have been consolidated under the case name In re AmTrust Financial Services, Inc. Securities Litigation. Plaintiffs in this proceeding filed a consolidated amended complaint on August 21, 2017. Plaintiffs assert in the consolidated amended complaint claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The consolidated amended complaint adds BDO USA LLP, Citigroup Global Markets Inc., Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and UBS Securities LLC as defendants. Plaintiffs seek an unspecified amount in damages, attorneys’ fees, and other relief. The Company believes the allegations to be unfounded and is vigorously pursuing its defenses; however, the Company cannot reasonably estimate a potential range of loss, if any, due to the early stage of the proceedings.

Additionally, in April, May, June, July and December, 2017, and March 2018, the Company received demands for the inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law, from purported stockholders Rikhard Dauber, Pompano Beach Police & Firefighters Retirement System, Nestor Shust, the City of Lauderhill Police Officers’ Retirement

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Plan, the West Palm Beach Police Pension Fund, the Cambridge Retirement System, the Lislois Family Trust and Arca Capital Group.

Lease Commitments

The Company is obligated under approximately 125 leases for office space expiring at various dates through 2027. Future minimum lease payments as of December 31, 2017 under non-cancellable operating leases for each of the next five years are approximately as follows:

2018	$26,237
2019	23,110
2020	21,100
2021	18,251
2022	14,931
2023 and Thereafter	21,780
Future minimum lease payments	$125,409

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $28,200, $28,207 and $20,336, respectively.

Employment Agreements

The Company has employment agreements with approximately 69 of its key executives and employees. The agreements terminate on varying dates through 2021, contain annual minimum levels of compensation, and contain bonuses based on the Company achieving certain financial targets. The annual future minimum compensation payments in the aggregate through 2021 are as follows:

2018	$21,513
2019	9,247
2020	4,500
2021	945
Future minimum compensation payments	$36,205

Funding commitments

As of December 31, 2017, the Company had commitments of $18,157 to further fund its other investments. See Note 2. "Significant Accounting Policies" for additional information on other investments.

24. Statutory Financial Data, Risk Based Capital and Dividend Restrictions

The Company’s insurance subsidiaries file financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by domestic insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences relate to (1) acquisition costs incurred in connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) limitations on net deferred tax assets created by the tax effects of temporary differences; (3) unpaid losses and loss expense, and unearned premium reserves which are presented gross of reinsurance with a corresponding asset recorded; (4) fixed maturity portfolios that are carried at fair value instead of amortized cost and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes; (5) certain assets designated as “non-admitted assets” that are charged against surplus under SAP; and (6) workers’ compensation reserves for insurance companies domiciled in the state of Delaware which are discounted.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

The total statutory net income and statutory capital and surplus for the Company's twenty-four insurance subsidiaries domiciled in the U.S. are as follows:

	Year Ended December 31,
	2017	2016	2015
Total statutory net income	$61,554	$121,316	$105,500

	December 31,
	2017	2016
Total statutory capital and surplus	$2,111,792	$2,026,019

The Commissioner of Insurance of the State of Delaware has allowed three of our insurance subsidiaries to discount non-tabular workers’ compensation loss reserves, which is a permitted practice that differs from SAP. Additionally, the New York Department of Financial Services has adopted the prescribed accounting practices of discounting workers’ compensation known case loss reserves on a non-tabular basis, which impacted one insurance subsidiary. The effect of using these permitted and prescribed practices was to increase the Company's total statutory capital and surplus by $53,400 and $44,350 as of December 31, 2017 and 2016, respectively.

Property and casualty insurance companies in the U.S. are subject to certain Risk-Based Capital (“RBC”) requirements that establish the minimum amount of statutory capital and surplus that must be maintained by each company, as specified by the National Association of Insurance Commissioners ("NAIC"). The minimal capital requirements are determined by using a formula that focuses on the material risks to which the company is exposed, and are designed to ensure that the company can fulfill obligations to shareholders. As of December 31, 2017 and 2016, the statutory capital and surplus of each of the Company’s insurance subsidiaries domiciled in the U.S. exceeded the RBC requirements.

The Company’s foreign and domestic insurance subsidiaries are also subject to statutory and regulatory restrictions applicable to insurance companies, which limit the amount of cash dividends or distributions that they may pay to approximately $823,976 and $749,280 as of December 31, 2017 and 2016, respectively. During 2017, 2016 and 2015, the Company received dividends of approximately $586,000, $18,019 and $63,649, respectively, from its subsidiaries. In addition to the restrictions on the insurance subsidiaries, there are also restrictions in the parent company's debt instruments, which require dividends to be limited to an amount that, after giving immediate effect to such dividend payments on a pro forma basis, would allow the Company to remain in compliance with its debt covenants.

Europe

The Company's European entities prepare financial statements in accordance with local regulatory requirements. These statutory accounting practices differ from U.S. GAAP primarily by charging policy acquisition costs to expense as incurred and establishing future policy benefit liabilities using different actuarial assumptions, as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

Effective January 1, 2016, the European Union’s executive body, the European Commission, implemented a new capital adequacy and risk management regulation called “Solvency II” that applies to our businesses across the European Union (including the United Kingdom) and impacts AEL, AMIL, MIC, our Lloyd's syndicates, AIU and our Luxembourg entities. Solvency II imposes new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management.

All of the Company’s international insurance subsidiaries have capital levels that exceed their respective regulatory minimum requirements, and none utilized prescribed or permitted practices that vary materially from the practices prescribed by the regulatory bodies for the years ended December 31, 2017, 2016 and 2015, respectively. The declaration of dividends for the Company’s European entities is restricted to profits available for distribution as a matter of respective jurisdictional law and in certain entities requires consent of local regulators. The European dividends included in the total above represent the estimated maximum potential dividend available based on the most recent solvency returns submitted to local regulators. Any final dividends would still be subject to regulatory approval in the case of AEL and AMIL.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Bermuda

For AmTrust International Insurance Ltd,, the regulations require that the available statutory capital and surplus should be equal to or exceed the value of both its Minimum Margin of Solvency ("MMS") and the Enhanced Capital Requirement ("ECR"). The Capital and Solvency Return will be filed with the Bermuda Monetary Authority on April 30, 2018 and the ECR based on the Economic Balance Sheet will not be available until this filing is completed. The Capital and Surplus requirement is based on the statutory capital MMS prior to the ECR and the 25% of ECR criteria being calculated. The required MMS on this basis is $423,211 as of December 31, 2017. The ECR will be materially higher than the MMS.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

25. Segments

The Company currently operates three business segments, Small Commercial Business; Specialty Risk and Extended Warranty; and Specialty Program. The “Corporate & Other” segment represents the activities of the holding company as well as a portion of service and fee revenue and corporate costs. In determining total assets (excluding cash and invested assets) by segment, the Company identifies those assets that are attributable to a particular segment such as deferred acquisition cost, reinsurance recoverable, goodwill, intangible assets and prepaid reinsurance while the remaining assets are allocated based on gross written premiums by segment. In determining cash and invested assets by segment, the Company matches certain identifiable liabilities such as unearned premiums and loss and loss adjustment expense reserves by segment. The remaining cash and invested assets are then allocated based on gross written premiums by segment. Investment income and realized gains (losses) are determined by calculating an overall annual return on cash and invested assets and applying that overall return to the cash and invested assets by segment. Ceding commission revenue is allocated to each segment based on that segment’s proportionate share of the Company’s overall acquisition costs. Interest expense is allocated based on gross written premiums by segment. Income taxes are allocated on a pro-rata basis based on the Company’s effective tax rate. Additionally, management reviews the performance of underwriting income in assessing the performance of and making decisions regarding the allocation of resources to the segments. Underwriting income excludes, primarily, service and fee revenue, investment income and other revenues, other expenses, interest expense and income taxes. Management believes that providing this information in this manner is essential to providing Company’s stockholders with an understanding of the Company’s business and operating performance.

During the years ended December 31, 2017, 2016 and 2015, the Company did not derive over ten percent of its consolidated revenue from any one customer.

The following tables summarize business segments as follows for the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31, 2017	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Gross written premiums	$4,342,627	$3,115,487	$976,516	$—	$8,434,630
Revenues:
Net written premiums	$2,305,817	$2,215,003	$631,696	$—	$5,152,516
Change in unearned premiums	843	(205,242)	107,981	—	(96,418)
Net earned premiums	2,306,660	2,009,761	739,677	—	5,056,098
Expenses:
Loss and loss adjustment expenses	1,812,925	1,533,554	737,999	—	4,084,478
Acquisition costs and other underwriting expenses	719,793	662,101	240,613	—	1,622,507
Total expenses	2,532,718	2,195,655	978,612	—	5,706,985
Underwriting loss	(226,058)	(185,894)	(238,935)	—	(650,887)
Other income (loss):
Service and fee income	127,607	372,937	5,791	105,870	612,205
Investment income and realized gain on investments	117,951	114,160	58,527	—	290,638
Other expenses	(181,699)	(130,354)	(40,858)	(352,911)	(705,822)
Interest expense	(50,592)	(36,296)	(11,377)	—	(98,265)
Foreign currency loss	—	(139,910)	—	—	(139,910)
Loss on life settlement contracts	(1,258)	(903)	(283)	—	(2,444)
Gain on sale of policy management system	—	—	—	186,755	186,755
Benefit (provision) for income taxes	48,979	1,432	51,973	(3,021)	99,363
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	73,488	73,488
Net (loss) income	$(165,070)	$(4,828)	$(175,162)	$10,181	$(334,879)

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

Year Ended December 31, 2016	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Gross written premiums	$4,020,184	$2,521,324	$1,407,762	$—	$7,949,270
Revenues:
Net written premiums	$2,246,188	$1,722,139	$883,000	$—	$4,851,327
Change in unearned premiums	(42,719)	(178,240)	37,597	—	(183,362)
Net earned premiums	2,203,469	1,543,899	920,597	—	4,667,965
Expenses:
Loss and loss adjustment expenses	1,460,503	1,023,470	658,306	—	3,142,279
Acquisition costs and other underwriting expenses	592,569	372,447	265,152	—	1,230,168
Total Expenses	2,053,072	1,395,917	923,458	—	4,372,447
Underwriting income	150,397	147,982	(2,861)	—	295,518
Other income (loss):
Service and fee income	103,776	331,528	3,666	98,996	537,966
Investment income and realized gain on investments	100,788	89,981	53,756	—	244,525
Other expenses	(142,632)	(89,454)	(49,946)	(282,033)	(564,065)
Interest expense	(40,218)	(25,224)	(14,084)	—	(79,526)
Foreign currency loss	—	(29,289)	—	—	(29,289)
Gain on life settlements	23,338	14,637	8,172	—	46,147
Acquisition gain on purchase	455	48,320	—	—	48,775
(Provision) benefit for income taxes	(32,407)	(80,809)	215	27,694	(85,307)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	15,626	15,626
Net income (loss)	$163,497	$407,672	$(1,082)	$(139,717)	$430,370

Year Ended December 31, 2015	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Gross written premiums	$3,320,650	$2,158,921	$1,319,966	$—	$6,799,537
Revenues:
Net written premiums	$1,932,100	$1,450,817	$879,011	$—	$4,261,928
Change in unearned premiums	(45,220)	(145,781)	(49,686)	—	(240,687)
Net earned premiums	1,886,880	1,305,036	829,325	—	4,021,241
Expenses:
Loss and loss adjustment expenses	1,234,089	882,306	571,723	—	2,688,118
Acquisition costs and other underwriting expenses	486,800	277,836	228,935	—	993,571
Total expenses	1,720,889	1,160,142	800,658	—	3,681,689
Underwriting income	165,991	144,894	28,667	—	339,552
Other income (loss):
Service and fee income	101,302	242,302	2,023	82,516	428,143
Investment income and realized gain on investments	72,796	59,035	32,521	55	164,407
Other expenses	(115,560)	(75,131)	(45,935)	(236,627)	(473,253)
Interest expense	(29,607)	(19,250)	(11,769)	—	(60,626)
Foreign currency gain	—	47,301	—	—	47,301
Gain on investment in life settlement contracts	9,691	6,301	3,852	—	19,844
Acquisition gain on purchase	5,826	—	—	—	5,826
(Provision) benefit for income taxes	(16,505)	(31,798)	(734)	10,091	(38,946)
Equity in earnings of unconsolidated subsidiaries – related party	—	—	—	25,385	25,385
Net income (loss)	$193,934	$373,654	$8,625	$(118,580)	$457,633

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

The following tables summarize net earned premiums by major line of business, by segment, for the years ended
December 31, 2017, 2016 and 2015:

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Year Ended December 31, 2017:
Workers' compensation	$1,409,947	$—	$379,372	$1,789,319
Warranty	—	970,673	33	970,706
Commercial auto and liability, physical damage	396,245	—	116,172	512,417
Other liabilities	—	176,655	191,764	368,419
Medical malpractice	—	206,622	—	206,622
Other	500,468	655,811	52,336	1,208,615
Total net earned premiums	$2,306,660	$2,009,761	$739,677	$5,056,098

Year Ended December 31, 2016:
Workers' compensation	$1,421,744	$—	$530,276	$1,952,020
Warranty	10,614	748,946	61	759,621
Commercial auto and liability, physical damage	362,774	40,388	130,409	533,571
Other liabilities	22,273	140,256	168,162	330,691
Medical malpractice	—	233,136	—	233,136
Other	386,064	381,173	91,689	858,926
Total net earned premiums	$2,203,469	$1,543,899	$920,597	$4,667,965

Year Ended December 31, 2015:
Workers' compensation	$1,278,509	$—	$337,279	$1,615,788
Warranty	—	623,432	—	623,432
Commercial auto and liability, physical damage	282,593	17,248	141,075	440,916
Other liabilities	50,578	139,463	196,379	386,420
Medical malpractice	—	161,767	—	161,767
Other	275,200	363,126	154,592	792,918
Total net earned premiums	$1,886,880	$1,305,036	$829,325	$4,021,241

The following tables summarize total assets and long lived assets, by segment, as of December 31, 2017 and 2016:

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
As of December 31, 2017:
Property, equipment and software, net	$235,581	$169,010	$52,974	$457,565
Less: Assets classified as held for sale (See Note 27)				(4,187)
Total property, equipment and software, net				453,378
Goodwill and intangible assets	409,043	814,845	70,001	1,293,889
Less: Assets classified as held for sale (See Note 27)				(360,174)
Total goodwill and intangible assets				933,715
Total assets	11,133,847	10,011,169	4,073,614	25,218,630
As of December 31, 2016:
Property, equipment and software, net	$158,967	$99,699	$55,666	$314,332
Goodwill and intangible assets	401,889	767,196	74,040	1,243,125
Total assets	9,949,105	8,530,559	4,135,004	22,614,668

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

The following table summarizes the Company’s operations by major geographic location:

	Domestic	International	Total
December 31, 2017:
Total revenues	$3,563,436	2,395,505	5,958,941
Property, equipment and software, net	245,270	212,295	457,565
Less: Assets classified as held for sale (See Note 27)			(4,187)
Total property, equipment and software, net			453,378
December 31, 2016:
Total revenues	$2,756,745	2,693,711	5,450,456
Property, equipment and software, net	260,513	53,819	314,332
December 31, 2015:
Total revenues	$1,937,501	2,676,290	4,613,791
Property, equipment and software, net	224,795	32,333	257,128

26. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net earned premiums	$1,222,532	$1,380,709	$1,192,877	$1,259,980
Net investment income	63,325	49,226	61,103	53,849
Service and fee income	137,496	168,446	180,505	125,758
Total revenues	1,431,968	1,621,836	1,459,005	1,446,132
Loss and loss adjustment expenses	840,334	1,024,478	1,266,118	953,548
Acquisition costs and other underwriting expenses	328,215	373,195	337,086	584,011
Other	162,853	199,860	177,350	165,759
Interest expense	23,601	24,229	22,873	27,562
Provision (benefit) for income taxes	21,356	(19,727)	(62,588)	(38,404)
Net income (loss)	50,208	29,123	(158,822)	(255,388)
Income (loss) attributable to Common Stockholders	22,632	5,829	(174,675)	(268,959)
Basic EPS	$0.13	$0.03	$(0.89)	$(1.50)
Diluted EPS	$0.13	$0.03	$(0.89)	$(1.50)

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net earned premiums	$1,074,282	$1,181,752	$1,196,236	$1,215,695
Net investment income	49,415	50,745	59,919	47,968
Service and fee income	128,805	124,305	133,857	150,999
Total revenues	1,260,477	1,371,901	1,398,242	1,419,836
Loss and loss adjustment expenses	715,073	784,393	811,048	831,765
Acquisition costs and other underwriting expenses	272,468	294,476	303,992	359,232
Other	129,267	134,344	139,251	161,203
Interest expense	15,874	17,912	22,124	23,616
Provision for income taxes	18,960	23,807	23,185	19,355
Net income	96,786	144,549	95,201	93,834
Income attributable to Common Stockholders	83,978	127,156	80,650	71,355
Basic EPS	$0.48	$0.73	$0.47	$0.42
Diluted EPS	$0.47	$0.73	$0.47	$0.41

Third quarter 2017 results were primarily affected by increased loss and loss adjustment expenses caused by adverse loss development and net catastrophe losses. Please see Note 10. "Loss and Loss Adjustment Expense Reserve", for more information.

Fourth quarter 2017 results include an identified and corrected error that originated in prior 2017 periods related to loss and loss adjustment expenses. In accordance with ASC 250, Accounting Changes and Error Corrections, and SEC guidance, the Company evaluated the materiality of the error from both quantitative and qualitative perspectives. Based on this analysis, the Company concluded that the error was immaterial to its financial position, results of operations and cash flows for any previously reported quarterly financial statements or for the current period in which it was corrected. As a result of this error correction, net income for the three months ended December 31, 2017 was understated by $22,153, while net income for the three months ended June 30, 2017 was overstated by a corresponding amount.

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

27. Divestitures

On November 3, 2017, the Company and Mayfield Holdings LLC (“Mayfield”), entered into a Contribution and Stock Purchase Agreement (the “Acquisition Agreement”) with MH JV Holdings L.P. (“Investor”), a newly-formed investment vehicle owned by affiliates of Madison Dearborn Partners, related to the Investor’s acquisition of a majority interest in the portion of the Company's U.S.-based fee businesses that (a) act as managing general agents for the distribution, underwriting and procurement of property and casualty insurance on behalf of certain of our affiliates and other insurance carriers and (b) design, develop, market and act as third party administrators for programs for service contracts, limited warranties and replacement plans as further described in the Acquisition Agreement (the “U.S.-based fee business”). Accordingly, the assets and liabilities related to this deal have been classified as held for sale in the consolidated balance sheets. The operations of the U.S.-based fee business have not been reported as discontinued operations in the consolidated statements of operations as the Company determined the divestiture is not a strategic shift. The Company determined estimated fair value of the net assets held for sale was based on the estimated selling price less costs to sell and was classified as Level 2 within the fair value hierarchy as of December 31, 2017.

The classes of assets and liabilities to be sold and classified as held for sale consisted of the following:

December 31, 2017
Fixed maturity securities, available for sale	$35,233
Other investments	230
Cash and cash equivalents	56,062
Restricted cash and cash equivalents	33,802
Accrued interest and dividends	326
Premiums receivable, net	33,933
Deferred policy acquisition costs	211,521
Property, equipment and software, net	4,187
Goodwill	188,315
Intangible assets	171,859
Other assets	165,435
Total assets held for sale	$900,903

Funds held under reinsurance treaties	$1,294
Accrued expenses and other liabilities	760,385
Total liabilities held for sale	$761,679
28. Subsequent Events

U.S.-based fee businesses

On November 3, 2017, the Company and Mayfield Holdings LLC (“Mayfield”) entered into a Contribution and Stock Purchase Agreement (the “Acquisition Agreement”) with MH JV Holdings L.P. (“Investor”), a newly-formed investment vehicle owned by affiliates of Madison Dearborn Partners, related to the Investor’s acquisition of a majority interest in the portion of the Company’s U.S.-based fee businesses that (a) act as managing general agents for the distribution, underwriting and procurement of property and casualty insurance on behalf of certain Company affiliates and other insurance carriers and (b) design, develop, market and act as a third party administrator for programs for service contracts, limited warranties and replacement plans as further described in the Acquisition Agreement.

On February 28, 2018, the Company completed the transfer of the U.S.-based fee businesses to Mayfield and the Investor's acquisition of a majority interest in Mayfield. Under the terms of the Acquisition Agreement, as amended, (1) Investor contributed to Mayfield approximately $225,800 in cash in exchange for approximately 51% of the common units of Mayfield, (2) the Company contributed into Mayfield equity interests in certain of the entities comprising the U.S.-based fee businesses with an implied value of approximately $217,000 in exchange for approximately 49% of the common units of Mayfield, and (3) one or more subsidiaries of Mayfield acquired from the Company the remaining portion of the entities comprising the U.S.-based fee businesses in exchange

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands, Except Share and Per Share Data)

for a base cash purchase price of approximately $933,000, subject to adjustments based upon the amount of cash, indebtedness and transaction expenses of Mayfield and its subsidiaries at the closing of the transaction.

Now that the transaction has closed, the Company will cease consolidating the results of the U.S.-based fee businesses within its consolidated financial statements and will report its ownership interest in Mayfield using the equity method of accounting.

Merger Agreement

On March 1, 2018, the Company entered into an agreement and plan of merger with Evergreen Parent, L.P. (“Evergreen Parent”), an entity formed by private equity funds managed by Stone Point Capital LLC (“Stone Point”), together with Barry D. Zyskind, the Company’s Chairman and CEO, George Karfunkel and Leah Karfunkel (such individuals, collectively, the “Karfunkel-Zyskind Family”) pursuant to which Evergreen Parent will acquire all of the Company’s outstanding common shares, par value $0.01 per share (the “Common Stock”) that are not currently owned or controlled by the Karfunkel-Zyskind Family and its affiliates and certain related parties (the “Merger Agreement”). The Karfunkel-Zyskind Family and its affiliates and certain related parties currently own or control approximately 55% of the Company's outstanding shares of Common Stock.

Pursuant to the transactions contemplated by the Merger Agreement, each outstanding share of the Company’s Common Stock (other than certain excluded shares) will be converted into the right to receive $13.50 per share of Common Stock in cash, without interest and less any required withholding taxes (the “Merger Consideration”). Common Stock owned by the Company, any wholly-owned subsidiary of the Company, a subsidiary formed to participate in the merger, Evergreen Parent (including the Rollover Shares (as defined below)) or holders who have properly exercised dissenters’ rights under Delaware law will not be converted into the right to receive the Merger Consideration.

Consummation of the Merger is subject to certain customary conditions, including approval by the Company’s stockholders as described below and receipt of required regulatory approvals. The closing of the Merger is subject to a non-waivable condition that the Merger Agreement be adopted by the affirmative vote of (i) the holders of at least a majority of all outstanding shares of Common Stock and (ii) the holders of at least a majority of all outstanding shares of Common Stock held by the “Public Stockholders” (defined as stockholders other than Evergreen Parent and its affiliates, the Rollover Stockholders (as defined below)) and their respective affiliates and certain related parties and the Company’s directors and officers as set forth on Schedule I to the Merger Agreement), in each case, entitled to vote on the Merger at a meeting of stockholders duly called and held for such purpose (the “Requisite Stockholder Vote”). The Merger Agreement does not contain a financing condition.

The Merger Agreement contains customary termination rights for the Company and Evergreen Parent, which were described in the Company’s Current Report on Form 8-K filed on March 1, 2018. The Merger Agreement also contains customary representations, warranties and covenants of the Company, including covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and not to engage in certain types of transactions during this interim period without the prior written consent of Evergreen Parent.

Evergreen Parent has obtained equity financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Evergreen Parent to pay the aggregate Merger Consideration and all related fees and expenses. Private equity funds managed by Stone Point and an investment entity controlled by the Karfunkel-Zyskind Family have committed to capitalize Evergreen Parent, at or immediately prior to the effective time of the Merger, with an aggregate equity contribution in an amount up to $800,000 and $400,000, respectively, in exchange for equity interests in Evergreen Parent, subject to the terms and conditions set forth in certain equity financing commitment letters, dated as of March 1, 2018. In addition, the Karfunkel-Zyskind Family and its affiliates and certain related parties (the “Rollover Stockholders”) have entered into a rollover agreement, dated as of March 1, 2018, pursuant to which such Rollover Stockholders have committed to contribute all of the shares of Common Stock that they own to Evergreen Parent immediately prior to the closing of the Merger (the “Rollover Shares”). The Rollover Agreement also provides that the Rollover Stockholders will, among other things, vote or cause to be voted their respective shares of Common Stock in favor of any proposal to approve the Merger and the Merger Agreement.

The terms of the Merger Agreement do not impact the Company’s consolidated financial statements as of and for the year ended December 31, 2017.

Schedule I
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(In Thousands)

As of December 31, 2017 Type of Investment	Cost(1)	Fair Value	Amount at which Shown in the Balance Sheet
Fixed maturity securities:
U.S. treasury securities	$326,550	$324,113	$324,113
U.S. government agencies	51,111	50,525	50,525
Municipal bonds	1,035,552	1,045,527	1,045,527
Foreign government	151,376	151,734	151,734
Corporate bonds:			—
Finance	1,733,745	1,769,912	1,769,912
Industrial	2,263,683	2,292,607	2,292,607
Utilities	323,782	332,422	332,422
Commercial mortgage backed securities	419,279	412,732	412,732
Residential mortgage backed securities:
Agency backed	562,043	556,429	556,429
Non-agency backed	6,870	6,777	6,777
Collateralized loan / debt obligations	591,198	600,531	600,531
Asset backed securities	30,080	30,035	30,035
Less: Assets classified as held for sale (See Note 27)	(34,363)	(35,233)	(35,233)
Total fixed maturity securities	7,460,906	7,538,111	7,538,111
Equity securities:
Preferred stock	499	477	477
Common stock	195,423	211,254	211,254
Total equity securities	195,922	211,731	211,731

Short-term investments, at cost (approximates fair value)	187,793	187,793	187,793
Other invested assets	155,425	155,425	155,425
Total investments other than investments in related parties	$8,000,046	$8,093,060	$8,093,060

(1)	Original cost of equity securities and, as to fixed maturity securities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

See accompanying Notes to financial statements.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET — PARENT COMPANY ONLY
(In Thousands)

	December 31,
	2017	2016
Assets:
Cash	$23,004	$32,350
Invested assets	7,561	6,482
Carrying value of subsidiaries, at equity	4,951,318	4,540,301
Other assets	741,199	909,112
Total assets	$5,723,082	$5,488,245
Liabilities:
Due to affiliates – net	$1,086,841	$810,349
Revolving credit facility borrowing	130,000	130,000
5.5% due 2021 Convertible senior notes	5,363	5,223
6.125% Notes due 2023	248,458	248,185
Junior subordinated debentures (the "2035-2037 Notes")	122,116	122,028
2.75% due 2044 Convertible senior notes	172,958	166,387
7.25% due 2055 Subordinated notes	145,327	145,202
7.50% due 2055 Subordinated notes	130,795	130,684
Secured loan	10,546	16,684
Promissory notes	52,343	104,685
Other liabilities	428,532	339,716
Total liabilities	2,533,279	2,219,143
Stockholders’ equity
Common stock	2,108	1,965
Preferred stock	913,750	913,750
Paid-in and contributed capital	1,639,681	1,384,922
Treasury shares	(242,106)	(310,883)
Accumulated other comprehensive loss	15,516	(125,723)
Retained earnings	860,854	1,405,071
Total stockholders’ equity	3,189,803	3,269,102
Total liabilities and stockholders’ equity	$5,723,082	$5,488,245

(continued)

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Income:
Investment income	$5,112	$293	$249
Equity in undistributed net (loss) income of consolidated subsidiaries and partially-owned companies	(168,352)	563,482	566,818
Acquisition gain on purchase	—	455	5,826
Miscellaneous	4,990	10,432	4,239
Total income	(158,250)	574,662	577,132
Expenses:
Interest expense	68,657	66,219	44,401
Loss on extinguishment of debt	—	—	5,271
Other expenses from operations	108,962	79,353	72,654
Federal tax benefit	(990)	(1,280)	(2,827)
Total expenses	176,629	144,292	119,499
Net (loss) income	$(334,879)	$430,370	$457,633

(continued)

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF COMPREHENSIVE INCOME — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(334,879)	$430,370	$457,633
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	143,386	(90,129)	(89,252)
Change in fair value of interest rate swap	140	528	621
Minimum pension liability	930	(3,070)	2,686
Unrealized (loss) gain on securities:
Gross unrealized holding gain (loss)	70,796	177,395	(171,109)
Less tax expense (benefit)	11,173	46,339	(59,888)
Net unrealized holding gain (loss)	59,623	131,056	(111,221)
Reclassification adjustment for investment gain (loss) included in net income, net of tax:
Other-than-temporary impairment loss	—	25,219	4,315
Other net realized loss on investments	(62,841)	(55,934)	(1,118)
Reclassification adjustment for investment gain (loss) included in net income	(62,841)	(30,715)	3,197
Other comprehensive income (loss), net of tax	$141,238	$7,670	$(193,969)
Comprehensive (loss) income	(193,641)	438,040	263,664
Less: Comprehensive loss attributable to non-controlling and redeemable non-controlling interest	(14,010)	(19,384)	(6,928)
Comprehensive (loss) income attributable to AmTrust Financial Services, Inc.	$(207,651)	$418,656	$256,736
(continued)

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule II
AMTRUST FINANCIAL SERVICES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS — PARENT COMPANY ONLY
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(334,879)	$430,370	$457,633
Adjustments to reconcile net (loss) income to net cash changes in assets (increase) decrease:
Depreciation and amortization	9,842	10,216	10,738
Stock based compensation	26,583	23,286	22,763
Discount on note	6,659	6,720	5,628
Dividend from equity investment	733	1,598	984
Acquisition gain	—	(455)	(5,826)
Loss on extinguishment of debt	—	—	5,271
Carrying value of equity interest in subsidiaries	184,056	(456,776)	(555,293)
Equity (earnings) losses, gain on investments in unconsolidated subsidiaries and dividend from subsidiaries, net	(5,063)	(17,224)	45,513
Other assets	167,913	(122,411)	(248,090)
Changes in liabilities increase (decrease):
Due to (from) affiliates	276,492	560,173	(72,067)
Other liabilities	88,818	61,963	(15,389)
Net cash provided by (used in) operating activities	421,154	497,460	(348,135)
Cash flows from investing activities:
Capital expenditures	(223)	(1,694)	(7)
Investments purchased, net of sales	(1,079)	(4,425)	(704)
Investments in subsidiary	(464,202)	(378,393)	(112,877)
Acquisition of subsidiary companies, net of cash acquired	—	(174,678)	(281,799)
Net cash used in investing activities	(465,504)	(559,190)	(395,387)
Cash flows from financing activities:
Issuance of debt	—	—	745,500
Payment of debt	(58,486)	(6,015)	(518,450)
Financing fees	—	—	(9,451)
Contingent consideration payments	(12,621)	(21,203)	(12,652)
Common stock issuance (repurchase), net	298,747	(152,047)	483,399
Net proceeds from issuance of preferred stock	—	417,264	176,529
Stock option exercise and other	(1,651)	—	—
Dividends distributed on common stock	(124,701)	(108,229)	(85,296)
Dividends distributed on preferred stock	(66,284)	(47,847)	(31,590)
Net cash provided by financing activities	35,004	81,923	747,989
Net increase in cash and cash equivalents	(9,346)	20,193	4,467
Cash and cash equivalents, beginning of the year	32,350	12,157	7,690
Cash and cash equivalents, end of period	$23,004	$32,350	$12,157

The condensed financial statements should be read in conjunction with consolidated financial statements and notes thereto.

Schedule III
AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION
(In Thousands)
As of December 31, 2017, 2016 and 2015 and for the years then ended:

Segment	Deferred Policy Acquisition Costs	Loss and Loss Adjustment Expense Reserve	Unearned Premiums	Net Earned Premiums	Net Investment Income	Loss and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
2017
Small Commercial Business	$187,757	$6,042,101	$1,795,154	$2,306,660	$92,329	$1,812,925	$483,240	$236,553	$2,305,817
Specialty Risk and Extended Warranty	683,171	3,275,873	3,149,531	2,009,761	89,361	1,533,554	304,649	357,452	2,215,003
Specialty Program	51,929	2,820,794	334,554	739,677	45,813	737,999	218,579	22,034	631,696
Corporate and Other	—	—	—	—	—	—	—	—	—
Total	$922,857	$12,138,768	$5,279,239	$5,056,098	$227,503	$4,084,478	$1,006,468	$616,039	$5,152,516
2016
Small Commercial Business	$174,596	$4,913,241	$1,605,055	$2,203,469	$85,922	1,460,503	$411,218	$181,351	$2,246,188
Specialty Risk and Extended Warranty	653,500	2,620,004	2,690,922	1,543,899	76,466	1,023,470	230,358	142,089	1,722,139
Specialty Program	100,824	2,602,748	584,089	920,597	45,659	658,306	120,238	144,914	883,000
Corporate and Other	—	4,723	—	—	—	—	—	—	—
Total	$928,920	$10,140,716	$4,880,066	$4,667,965	$208,047	$3,142,279	$761,814	$468,354	$4,851,327
2015
Small Commercial Business	$203,495	$3,934,696	$1,374,482	$1,886,880	$69,207	$1,234,089	$361,107	$125,620	$1,932,100
Specialty Risk and Extended Warranty	424,349	1,674,006	2,142,719	1,305,036	56,116	882,306	180,922	96,980	1,450,817
Specialty Program	65,795	1,597,259	497,186	829,325	30,915	571,723	120,056	108,886	879,011
Corporate and Other	—	2,406	—	—	52	—	—	—	—
Total	$693,639	$7,208,367	$4,014,387	$4,021,241	$156,290	$2,688,118	$662,085	$331,486	$4,261,928

See accompanying Notes to financial statements.

Schedule IV
AMTRUST FINANCIAL SERVICES, INC.
AND SUBSIDIARIES REINSURANCE
(In Thousands)
For the year ended December 31, 2017, 2016 and 2015:

	Gross Amount	Ceded to Other Companies	Amount from Other Companies	Net Amount	Percent of Amount Assumed to Net
2017
Premiums:
General Insurance	$8,250,524	$3,282,114	$184,106	$5,152,516	3.6%
2016
Premiums:
General Insurance	$7,727,657	$3,097,943	$221,613	$4,851,327	4.6%
2015
Premiums:
General Insurance	$6,473,338	$2,537,609	$326,199	$4,261,928	7.7%

See accompanying Notes to financial statements.

Schedule VI
AMTRUST FINANCIAL SERVICES, INC.
CONSOLIDATED SUPPLEMENTARY PROPERTY
AND CASUALTY INSURANCE INFORMATION
(In Thousands)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended December 31,	Current Year	Prior Years
2017	$3,665,506	$418,972	$3,221,533
2016	2,884,392	257,887	2,545,409
2015	2,654,187	33,931	1,866,288

See accompanying Notes to financial statements.