Form 10-K/A
period 2017-12-31
Amtrust Financial Services, Inc.
filed 2018-04-23
CIK 1365555

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of April 13, 2018, the number of common shares of the registrant outstanding was 196,355,229.
Documents incorporated by reference: None.

EXPLANATORY NOTE

AmTrust Financial Services, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to include Part III information in its Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s filings with the SEC subsequent to the Original Filing.

i

AMTRUST FINANCIAL SERVICES, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following is biographical information relating to each director, including his or her age, period of service, committee memberships, business and community experience, and the experience, qualifications, attributes or skills that led the Board of Directors to conclude he or she should serve as a director of the Company.

George Karfunkel and Leah Karfunkel are brother and sister-in-law. Barry Zyskind is the son-in-law of Leah Karfunkel. There are no other family relationships among our directors or executive officers.

Donald DeCarlo, 79, Director since 2006, is an attorney in private practice. Mr. DeCarlo served as the Chairman of the Board of Commissioners of the New York State Insurance Fund from 2011 until October 2012 and served as a Commissioner from 1997 through 2009. From 1996 to 2004, Mr. DeCarlo practiced in the New York offices of Lord, Bissell & Brook, LLP, a law firm, where he was managing partner prior to his departure. He is a director of Greater New York Mutual Insurance Company (an insurer that primarily underwrites large property coverages) and its subsidiaries, Greater New York Custom Insurance Company, Insurance Company of Greater New York and Strathmore Insurance Company, and several of our subsidiaries. He is also a member of National General Holdings Corp.’s (“NGHC”) board of directors (see Item 13. “Certain Relationships and Related Transactions, and Director Independence”). From 1987 to 1997, Mr. DeCarlo held a number of positions with the Travelers Group’s insurance companies, including serving as Senior Vice President and General Counsel of all of the companies from 1994 to 1997. From 1973 to 1986, Mr. DeCarlo was vice president and general counsel of the National Council on Compensation Insurance, a national association that collects, tabulates and provides data used in formulating rates for workers compensation insurance. Mr. DeCarlo has written three books and numerous articles on workers’ compensation insurance.

Mr. DeCarlo has been selected to serve on the Board of Directors because he is a recognized expert in the workers’ compensation industry. He has extensive experience representing insurance industry clients in corporate, regulatory and commercial matters.

Susan Fisch, 73, Director since 2010, has over 30 years of experience in the insurance industry as a reinsurance broker specializing in workers’ compensation. From 2001 to 2009, Ms. Fisch was an executive at Willis Re, Inc., an insurance broker, where she created and directed the Workers’ Compensation Practice Group that was responsible for the creation of new products, placement of workers’ compensation programs, relationship coordination with reinsurers and new client prospecting. In addition, she provided guidance and strategic direction to Willis Re clients and prospects in all aspects of workers’ compensation. From 1992 through 2001, Ms. Fisch was a senior vice president and team leader specializing in workers’ compensation at Benfield Blanch. From 1987 through 1992, she was a reinsurance treaty broker focusing on workers’ compensation at Enan & Company. From 1978 through 1987, she was employed by Thomas A. Greene Company as a facultative broker and, ultimately, as head of the casualty facultative department in the company’s San Francisco office. She began her career with Towers Perrin, an actuarial company, in 1976. Ms. Fisch has been a frequent speaker at workers’ compensation seminars. She is a director of several of our subsidiaries.

Ms. Fisch has been selected to serve on the Board of Directors because of her extensive knowledge of and contacts in the industry, with a specialization in workers’ compensation insurance.

Abraham Gulkowitz, 69, Director since 2006, is a co-founder and partner of Brookville Advisory, an investment fund specializing in credit analysis whose predecessor is Brookville Capital, which was started in 2002 and in late 2006 was sold to Morgan Stanley Alternative Assets. Mr. Gulkowitz worked for Brookville Capital from 2002 until Brookville Advisory became independent in 2011. From 1978 to 2002, Mr. Gulkowitz served in various positions, including as a Senior Managing Director and a member of the partners’ management group, at Bankers Trust/Deutsche Bank, an investment bank. His responsibilities included the analysis of economic and business issues related to leveraged financing transactions as well as mergers and acquisitions, private equity and real estate investments. Mr. Gulkowitz joined Bankers Trust in 1978 from Chase Manhattan Bank where he was a financial market analyst. Prior to that, he was an economics research assistant to Alan Greenspan. Mr. Gulkowitz is the publisher of an economic newsletter, and is also a member of the advisory board of Gryphon Investors Group, a San Francisco-based private equity firm specializing in middle market investment opportunities. He is a director of several of our subsidiaries.

Mr. Gulkowitz has been selected to serve on the Board of Directors because of his diverse and extensive financial and management experience and because he qualifies as our Audit Committee financial expert.

George Karfunkel, 69, Director since 1998, is currently the Chairman of Sabr Group, a consulting company based in New York City. Mr. Karfunkel was a director, the former Senior Vice President and co-owner of American Stock Transfer & Trust Company, LLC, a stock transfer company, which he founded in 1971 with his brother, Michael Karfunkel, and sold in 2008. Mr. Karfunkel’s real estate holdings include major office buildings in New York, Chicago and several other cities, which he holds through entities he controls with Leah Karfunkel. The Karfunkels also are co-owners of Worldwide TechServices, LLC, a computer maintenance and services company. Mr. Karfunkel serves as vice chairman of The Upstate Bank, a nationally-chartered community bank, co-chairman of CheckAlt Payment Solutions, a provider of automated and electronic check transaction processing, a director of The Berkshire Bank, an independent bank based in New York, and a director of Eastman Kodak Company, a technology company focused on imaging for business.

Mr. Karfunkel has been selected to serve on the Board of Directors because he is a successful businessman with more than 46 years of experience in the ownership and management of and investment in the financial services industry, including insurance, banking and real estate. In addition, Mr. Karfunkel, together with Mr. Zyskind, are two of our founding stockholders.

Leah Karfunkel, 71, Director since 2016, is a private investor and one of our largest stockholders. She has served in various positions for community and charitable organizations, is currently on the Board of Trustees of Touro College, and is a trustee of the Hod Foundation. As the wife of one of our founders and the mother-in-law of Mr. Zyskind, our current Chairman, Chief Executive Officer and President, she has seen our company grow from its founding in 1998 to the multi-national insurance company it is today. Mrs. Karfunkel has been active in philanthropy for over 40 years.

Mrs. Karfunkel has been selected to serve on the Board of Directors because she is one of our largest stockholders who brings experience based on her family’s long-standing involvement in the insurance industry, and also from her extensive exposure to other entities through her community and charitable involvement, which has helped her develop the skills and capacity to provide strategic insight and direction by encouraging innovation and evaluating strategic decisions.

Raul Rivera, 75, Director since 2016, was the Chairman, President and Chief Executive Officer of National Benefit Life Insurance Company from 2001 until January 2017. Mr. Rivera is currently a board member of Insurance Federation of New York, Inc. and one of our subsidiaries. In addition, Mr. Rivera is a member of the National Association of Insurance and Financial Advisors and a trustee of the College of Mount Saint Vincent in Riverdale, New York.

Mr. Rivera has been selected to serve on the Board of Directors because he holds over 55 years of experience in the insurance industry, including 20 years of service as board chairman for an insurance company, and because of his experience as a CEO of an insurance company.

Mark Serock, 67, Director since March 21, 2018, was employed in the Audit Practice of KPMG LLP from 1973 to 2011, and served as the audit engagement partner on many of KPMG’s largest financial institution clients, and as a client service partner to select non-audit clients. He was elected to the partnership of KPMG in 1984 and served in that capacity until his retirement in 2011.

Mr. Serock was selected to serve on the Board of Directors because he holds decades of experience performing financial statement audits of public and non-public companies, including many financial services companies, giving him a deep understanding of the financial services industry and the accounting principles used, audits of financial statements, and internal controls over financial reporting.

Barry Zyskind, 46, Chairman of the Board of Directors since May 2016 and Director since 1998, has held senior management positions with the Company since 1998. He has served as our Chief Executive Officer and President since 2000. Mr. Zyskind also serves as an officer and director of many of our wholly-owned subsidiaries. Mr. Zyskind serves as non-executive chairman of the board of Maiden Holdings, Ltd. (see Item 13. “Certain Relationships and Related Transactions, and Director Independence”), and is a member of NGHC’s board of directors. Prior to joining us, Mr. Zyskind was an investment banker at Janney Montgomery Scott, LLC in New York. Mr. Zyskind is Leah Karfunkel’s son-in-law.

Mr. Zyskind has been selected to serve on the Board of Directors because of his position as our Chief Executive Officer, his role in our profitable growth both before and after we became a public company, his knowledge of the industry and his experience in corporate finance. In addition, Mr. Zyskind, together with George Karfunkel, are two of our founding stockholders.

Executive Officers

Set forth below are descriptions of the backgrounds of each of our executive officers, other than Barry Zyskind, whose background is described above under “Board of Directors.”

Max Caviet, 65, Chief Executive Officer of AmTrust International Limited (“AIL”) since 2016, joined the Company in January 2003, and served as President of AmTrust International Insurance Limited from 2003-2015, and Chief Executive Officer of AmTrust Europe, Ltd. from 2010-2015. Mr. Caviet also serves as an officer and director of several of our subsidiaries. From 1994 to 2003, Mr. Caviet was Engineering and Underwriting Manager with Trenwick International Limited. From 1990 to 1994, Mr. Caviet was with Crowe Underwriting Agency Ltd. as its Engineering and Extended Warranty Underwriter. In 1982, Mr. Caviet joined CIGNA Insurance Company of North America (UK) Ltd. as a Senior Underwriter for Special Risks and was promoted to Engineering and Underwriting Manager. Between 1972 and 1982, Mr. Caviet was an underwriter and team leader, specializing in engineering risks, at British Engine Insurance Company.

Ariel Gorelik, 38, Senior Vice President, Chief Information Officer since August 2017, joined the Company in 2014 as Senior Vice President AmTrust North America operations, and in January 2016 was promoted to Chief Operating Officer of one of the Company’s former operating subsidiaries in the U.S. Prior to joining the Company, Mr. Gorelik held a number of senior operational roles with international property and casualty insurers including Zurich and Allianz.

Adam Karkowsky, 43, Executive Vice President, Chief Financial Officer since June 2017, joined the Company in March 2011 and previously served as Executive Vice President - Strategic Development and Mergers & Acquisitions. Mr. Karkowsky also serves as an officer and director of several of our subsidiaries. Prior to joining the Company, Mr. Karkowsky served in various finance and strategy roles in the private equity and insurance industries, including as Vice President, Mergers & Acquisitions Insurance Group at American International Group, Inc. (“AIG”), an insurance company.

Christopher Longo, 44, Executive Vice President, Chief Operating Officer since 2016, joined the Company in 2001. Mr. Longo served as Chief Information Officer from 2006-2017. Prior to joining the Company, Mr. Longo served in a number of functions with Credit General Insurance Company including as a commercial lines underwriter, actuarial analyst and regulatory compliance officer.

Ronald Pipoly, Jr., 51, Executive Vice President - Finance since June 2017, joined the Company in 2001 and was Chief Financial Officer from 2005 to June 2017. From 1993 to 2001, Mr. Pipoly served as Financial Analyst, Assistant Controller, and ultimately Controller at PRS Group, Inc., a property and casualty insurance holding company in Beachwood, Ohio. Mr. Pipoly began his career at Coopers and Lybrand, an accounting firm, where he worked from 1988 through 1993.

David Saks, 51, Executive Vice President and Chief Legal Officer since he joined the Company in May 2009, previously held a number of positions at AIG from April 1999 to May 2009. His responsibilities there included overseeing the legal aspects of all of AIG’s domestic and international mergers and acquisitions, joint ventures and strategic investments. In addition, Mr. Saks was responsible for overseeing the legal aspects of AIG’s operations and systems, e-commerce, sourcing and real estate leasing. Mr. Saks began his career at Simpson Thacher & Bartlett, where he worked from December 1994 through March 1999.

Michael Saxon, 59, Executive Vice President - U.S. Commercial Lines since 2016, joined the Company in 2001 and served as Chief Operating Officer from 2005-2016. Prior to joining the Company, he was Chief Claims Officer for Credit General Insurance Company, a property and casualty insurer. In 1984, Mr. Saxon began his career at Liberty Mutual, an insurance company. Thereafter, Mr. Saxon joined Progressive Insurance Company, where he held successively more responsible management positions in the Claims Department over an eight-year period.

Stephen Ungar, 55, Senior Vice President, General Counsel and Secretary, joined the Company in 2001 and has been Secretary since 2005 and General Counsel since 2001. Mr. Ungar also serves as an officer and director of many of our subsidiaries. From 1990 to 2001, Mr. Ungar served as Special Counsel and Managing Attorney with the State of New York Insurance Department Liquidation Bureau. Between 1987 and 1990, Mr. Ungar was an associate at Hendler and Murray and Kroll and Tract in New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than 10% stockholders to file reports of ownership and changes of ownership of our common stock and derivative securities with the SEC. To our knowledge, based solely on our review of copies of reports furnished to us and written representations that no other reports were required, during fiscal year 2017, all Section 16(a) filing requirements applicable to our directors and executive officers and greater than 10% stockholders were timely met.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer, is available in the “Corporate Governance” section of the Investor Relations page of our website, http://ir.amtrustfinancial.com. We intend to disclose any amendments or waivers to the Code of Business Conduct and Ethics on our website. Information included on our website is not part of this Form 10-K/A.

Audit Committee

Our Audit Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; and our compliance with related legal and regulatory requirements. The Audit Committee oversees the appointment, engagement, compensation, termination and oversight of our independent auditors, including conducting a review of their independence, reviewing and approving the planned scope of our annual audit, overseeing our independent auditors’ audit work, reviewing and pre-approving any audit and non-audit services (including the fees and terms thereof) that may be performed by our independent auditors, reviewing with management and our independent auditors the adequacy of our internal financial and disclosure controls, reviewing our critical accounting policies and the application of accounting principles, and ensuring the rotation of partners of our independent auditors on our audit engagement team as required by law. The Audit Committee establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent auditors.

The Chair of our Audit Committee is Mr. Gulkowitz, and the other members of the Audit Committee are Mr. DeCarlo and Ms. Fisch. Each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the SEC and Nasdaq for audit committee membership and is an “independent director” within the meaning of applicable Nasdaq listing standards. Each Audit Committee member meets Nasdaq’s financial literacy requirements, and the Board has further determined that Mr. Gulkowitz is an “Audit Committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and also meets Nasdaq’s professional experience requirements. The Audit Committee acts pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and Nasdaq, which can be found on the Investor Relations section of our website (http://ir.amtrustfinancial.com).

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis explains the material elements of the compensation awarded to, earned by, or paid to each of our named executive officers during the last completed fiscal year. In 2017, our named executive officers were Barry Zyskind (Chairman, Chief Executive Officer and President), Adam Karkowsky (Executive Vice President, Chief Financial Officer from June 2017 through year end and Executive Vice President - Strategic Development and Mergers & Acquisitions until June 2017), Ronald Pipoly, Jr. (Executive Vice President, Chief Financial Officer until June 2017, Executive Vice President - Finance from June 2017 through year end), Max Caviet (Chief Executive Officer of AIL), Christopher Longo (Executive Vice President - Chief Operating Officer) and Michael Saxon (Executive Vice President - U.S. Commercial Lines).

Overview

The objectives of our executive compensation program are to retain the executives who have been integral to our growth, to attract other talented and dedicated executives and to motivate each of our executives to increase our overall profitability and stockholder value. To achieve these goals, we offer each executive an overall compensation package, which is competitive and retentive and ties a meaningful portion of total compensation to the achievement of specific performance objectives and stock price appreciation.

Our overall strategy is to compensate our named executive officers with a mix of cash compensation, in the form of base salary and annual incentives, and equity compensation, in the form of performance shares, restricted stock or restricted stock units.

Our policy for setting compensation for our named executive officers has focused on levels we believe are, based on our independent market research, competitive for executives at companies of similar size, performance and growth, operating primarily in the insurance industry. Compensation decisions have been made by the Compensation Committee and the Board of Directors in consultation with our Chief Executive Officer, other than with respect to the Chief Executive Officer’s compensation, which is determined solely by the Compensation Committee. In 2017, the Compensation Committee hired Meridian Compensation Partners, LLC as its independent compensation consultant to assist with the formulation of the annual incentive compensation award program for our named executive officers and to consult on award architecture, performance criteria, tax consequences and other disclosure items contained in this proxy statement.

We believe that the compensation levels for our named executive officers are competitive and do not encourage them to take unnecessary or excessive risks. We expect that our compensation policies will continue to evolve to reflect our position in the market while remaining competitive and will take into account governance best practices.

Decisive Actions during 2017 to Improve Company Performance

As discussed throughout the Form 10-K filed on March 16, 2018 (the “Original Filing”), 2017 was a transitional year for us. Our acquisition activity slowed as we took actions to strengthen our balance sheet and capital base and focus on our core business. This transition from growth to balance sheet strengthening followed several significant events in 2017, including the delayed filing of our annual report on Form 10-K for the year ended December 31, 2016 and a restatement of our consolidated financial statements for fiscal years 2015 and 2014, material weaknesses in our internal control over financial reporting as a result of our year-end 2016 and 2017 assessments, and adverse loss development trends in all three of our operating segments.
In addition, we undertook several transformative transactions in 2017 including a $300 million private placement of common stock in May 2017, the June 2017 sale of substantially all of the shares of common stock we owned in NGHC for approximately $211.7 million, our entry into an adverse loss development cover agreement effective June 30, 2017, and the sale of our personal lines policy management system that we had developed for NGHC, and related intellectual property, to NGHC for $200.0 million. In addition to these and other measures, we also commenced a process to monetize our U.S.-based fee business that concluded in February 2018 with the transfer of the U.S.-based fee business to Mayfield and MH JV Holdings L.P.’s acquisition of a majority interest in Mayfield (additional information about this last transaction is presented in Note 28. “Subsequent Events” to our consolidated financial statements appearing in the Original Filing).
While our 2017 financial results and stock price performance were disappointing, we accomplished important steps to position ourselves for the future, including adding several new key leaders and restructuring the management team. In 2017, our Compensation Committee determined that the financial goals and performance targets we had established in past years would not be achieved to result in a payout of annual incentive opportunities for our named executive officers. However, the Compensation

Committee recognized the significance and quality of the contributions made by our named executive officers to our strategy and their leadership through this transitional year.
Changes in our Executive Management Team

The position of Executive Vice President - Chief Financial Officer transitioned from Mr. Pipoly to Mr. Karkowsky effective with our Board of Directors’ approval on June 2, 2017. Mr. Karkowsky most recently served as our Executive Vice President - Strategic Development and Mergers & Acquisitions. Ronald Pipoly, Jr. our Chief Financial Officer since 2005, is now Executive Vice President - Finance. As a result of this change in responsibilities, we entered into new employment agreements with both Mr. Karkowsky and Mr. Pipoly, the specifics of which are discussed under Item 11. “Executive Compensation - Employment Agreements.”

In addition, the position of Chief Information Officer transitioned from Mr. Longo to Mr. Gorelik in August 2017. Mr. Longo, our Chief Information Officer since 2006, continues as our Executive Vice President - Chief Operating Officer, a position to which he was appointed in 2016. Mr. Gorelik was promoted from his previous position as Chief Operating Officer of AMT Warranty, one of our former U.S. operating subsidiaries that was transferred as part of the U.S.-based fee business transaction mentioned above. In December 2017, we amended Mr. Longo’s employment agreement to reflect his change in title and responsibilities and to adjust his formulaic annual profit bonus. We did not enter into an employment agreement with Mr. Gorelik.

Executive Compensation

Our executive compensation program includes the following pay elements:

Base Salary

We aim to provide each of our named executive officers with an annual salary at a level consistent with individual experience, skill and contribution to our business. When setting base salary, we consider the totality of the circumstances with respect to each individual as well as market data; however, we do not set base salaries to arrive at a targeted percentile based on peer group pay data. We believe our financial performance reflects the loyalty and commitment of our named executive officers, who all have been with us for at least seven years and who joined us at compensation levels that reflected our smaller size at the time each joined the Company. These key members of our management team are essential to our organization and their salary levels reflect our determination of the appropriate compensation necessary to retain each of them.

The salaries of our named executive officers are reviewed on an annual basis. The Compensation Committee sets our Chief Executive Officer’s base salary, which reflects his primary role in the success of the Company. The Compensation Committee also sets base salaries of each of the other named executive officers primarily based on our Chief Executive Officer’s recommendations and his assessment of individual performance. The assessment includes a consideration of the degree to which each named executive officer contributed to our overall profitability, and the operational performance of the segments or aspects of the business for which the named executive officer has primary responsibility. In addition, our Chief Executive Officer’s recommendation on each named executive officer’s base salary includes consideration of compensation data gathered from his discussions with newly hired senior managers and his knowledge of our industry.

Mr. Karkowsky’s salary increased from $550,000 to $700,000 in connection with his promotion to Chief Financial Officer. The Compensation Committee did not adjust the salary levels of any of our other named executive officers in 2017. Mr. Zyskind’s salary has not changed since 2010, Mr. Caviet’s salary last increased in 2013, and Messrs. Pipoly’s, Longo’s and Saxon’s salaries were last increased in 2015.

Annual Profit and Discretionary Bonuses

Annual Profit Bonuses

Historically, bonuses paid to our named executive officers were dependent on and tied to our financial performance, and, absent special circumstances considered by the Compensation Committee, were paid only when we met pre-determined performance criteria. Our annual profit bonus program was designed to reward each named executive officer for his contributions to our profitability for the fiscal year. The employment agreements for Mr. Zyskind and Mr. Caviet specify the annual bonus targets for each executive. For a further discussion of the annual bonus targets contained in Mr. Zyskind’s and Mr. Caviet’s employment agreements, see Item 11. “Executive Compensation - Employment Agreements.”

Annual profit bonuses paid to Mr. Zyskind and Mr. Caviet are equal to a pre-determined percentage of profits and subject to an annual cap that is based on a multiple of the officer’s base salary, as set forth in their respective employment agreements. The Compensation Committee selected the performance metrics in Mr. Zyskind’s and Mr. Caviet’s employment agreements that they believed were most closely aligned to stockholder value creation. The annual profit bonuses for Messrs. Zyskind and Caviet are subject to the Company meeting certain percentage increases over profit thresholds. Mr. Zyskind and Mr. Caviet are also eligible to receive a discretionary bonus, as determined by our Compensation Committee. Mr. Karkowsky’s new employment agreement makes him eligible for a discretionary incentive bonus to be determined in the sole discretion of the Compensation Committee. Mr. Longo and Mr. Saxon are also eligible for discretionary incentive bonuses to be determined in the sole discretion of the Compensation Committee. The terms of Mr. Pipoly’s bonus eligibility are set forth in his amended and restated employment agreement with the Company and are described in detail below.

The annual profit bonus and discretionary bonuses payable to our named executive officers can be paid in cash or stock options, restricted stock, restricted stock units or other form of equity, as determined by our Compensation Committee in its sole discretion. Given Mr. Zyskind’s current equity ownership of approximately 15% of the Company, his annual profit bonus pursuant to his employment agreement is payable only in cash. However, any discretionary bonus could be payable in cash or equity.

Mr. Zyskind’s 2017 Annual Profit Bonus. Mr. Zyskind’s employment agreement provides for an annual profit bonus equal to two percent of our pre-tax profits for the fiscal year, provided that our pre-tax profit equals or exceeds $75 million, subject to an annual cap of four times his base salary. Profit is defined in Mr. Zyskind’s employment agreement as our revenues less expenses, determined in accordance with generally accepted accounting principles on a consistent basis. We recognized a pre-tax loss (“Net loss attributable to AmTrust Financial Services, Inc.” before “provision for income taxes” in our financial statements) for fiscal year 2017, meaning Mr. Zyskind was not eligible for an annual profit bonus in 2017.

Mr. Caviet’s 2017 Annual Profit Bonus. Mr. Caviet’s annual profit bonus is equal to ten percent of our pre-tax net operating income arising from specialty risk and extended warranty business written by us and our affiliates under the direct or indirect supervision of Mr. Caviet, exclusive of extraordinary items and investment income or loss (referred to as “subject profits”). Mr. Caviet will receive an annual profit bonus as long as the subject profits are no less than 75% of the greater of the subject profits in the preceding calendar year or the base line subject profit from calendar year 2008. Mr. Caviet’s annual profit bonus may not exceed the profit bonus cap, which is an amount equal to (x) three times Mr. Caviet’s then current base salary if the subject profits are more than 110% of the profit target; (y) two times Mr. Caviet’s then current base salary if the subject profits are 110% or less, but greater than 100% of the profit target; and (z) Mr. Caviet’s then current base salary if the subject profits are 100% or less, but equal to or greater than 75% of the profit target. Subject profits for fiscal year 2017 were less than 75% of the subject profits, therefore, Mr. Caviet did not receive an annual profit bonus for 2017.

Discretionary Bonuses

As discussed above under “Decisive Actions during 2017 to Improve Company Performance”, our 2017 financial results did not generate an incentive compensation pool, resulting in total compensation for all named executive officers well below target for 2017. However, the Compensation Committee believes that in 2017 management worked extremely hard and made significant progress towards positioning the business for future success, as discussed above.

To provide recognition of the importance of successfully completing the transitional steps and transformative transactions discussed above, and the resulting value brought to the Company and its stockholders, the Compensation Committee made discretionary bonus payments to our named executive officers other than Mr. Pipoly in the form of 50% restricted stock units that vest over four years and 50% cash, equal in each case to one times the named executive officer’s salary. Mr. Pipoly’s bonus is described below.

As a result of compensation decisions made by the Compensation Committee in the years leading up to and including 2017 based on business challenges that began in 2015, our Compensation Committee has reduced executive compensation significantly, including reducing Mr. Zyskind’s total compensation by a total of 91% since 2014 levels, as follows:

•	2015 total compensation reduced by 37% versus 2014 total compensation;

•	2016 total compensation reduced by 65% versus 2015 total compensation; and

•	2017 total compensation reduced by 60% versus 2016 total compensation.

The Compensation Committee believes strongly that the entire management team - and the Chief Executive Officer in particular - is ultimately accountable to stockholders and that compensation should be closely aligned with stockholders. This is why we have consistently delivered a significant portion of total compensation in the form of equity, making executive compensation highly sensitive to stock price movement. Therefore, in addition to the reductions to executive compensation described above, the personal wealth of executives has also been significantly impacted given this alignment to stockholders. Although we do not have formal stock ownership guidelines for officers, we expect our named executive officers to hold meaningful amounts of our equity, and our compensation practices support this goal by weighting significant amounts of compensation toward equity. The table set forth below indicates each named executive officer’s ownership as a multiple of his current annualized salary, assuming a market value of $12.53, the closing price of our Common Stock on April 13, 2018.

Name	Number of Shares Owned Directly	Ownership Level as a Multiple of Base Salary
Barry Zyskind	13,883,938	178.4
Adam Karkowsky	58,737	1.1
Ronald Pipoly, Jr.	262,358	4.7
Max Caviet	426,549	7.2
Christopher Longo	662,993	12.8
Michael Saxon	552,953	9.9

Mr. Pipoly’s Bonus

Mr. Pipoly’s amended and restated employment agreement provides that he was eligible to receive a cash bonus of $500,000 upon the earlier to occur of June 30, 2017 or five days after our filing of our amended quarterly reports on Form 10-Q for the quarters ended June 30, 2016 and September 30, 2016, and $500,000 within 30 calendar days of our filing of each of our quarterly reports on Form 10-Q for the quarters ended June 30, 2017 and September 30, 2017, both payments of which were contingent upon our timely filing of the quarterly reports with no further errors requiring restatement of our consolidated financial statements, and no identification of additional material weaknesses in our internal control over financial reporting. Each of these events occurred, resulting in a cash bonus paid to Mr. Pipoly in 2017 of $1,500,000.

Other Special Discretionary Bonuses

In the first quarter of 2017, prior to his appointment as our Chief Financial Officer, Mr. Karkowsky was charged with establishing and managing an effective process to complete our financial reporting requirements, respond to requests for information from our auditors and for resolving auditor inquiries. Mr. Karkowsky successfully established and managed this process, which greatly facilitated our working relationship with our auditors and was a significant factor in the completion of the audit of our 2016 financial statements and filing of our Form 10-K for the year ended 2016. In recognition of his efforts, which, at the time, were outside the ordinary course of his daily responsibilities, the Compensation Committee, in April 2017, awarded Mr. Karkowsky a $1,000,000 cash bonus.

In November 2017, the Compensation Committee awarded Mr. Longo a $1,000,000 cash bonus in recognition of both his direct involvement and his leadership in the development and support of the policy management system that generated significant fee income for us since the inception of the NGHC relationship in March 2010, which we sold to NGHC at a gain in September 2017.

The bonuses awarded to each named executive officer for 2017 are shown in the “Summary Compensation Table for Fiscal Year 2017” in the “Bonus,” and “Stock Awards” columns and in the “Grants of Plan-Based Awards for Fiscal Year 2017” table.

Stock and Stock-Based Grants

Stock-based awards are a critical component of our executive compensation policy as equity ownership helps closely align our named executive officers’ interests to those of our stockholders. We grant stock-based awards to our employees and named executive officers to provide an incentive to promote our success, to enhance stock price and to remain in our service. All of our full-time employees, including our named executive officers, are eligible to receive grants of stock-based awards at the discretion of our Compensation Committee, which oversees the administration of the 2010 Omnibus Incentive Plan.

The Compensation Committee has made, and may in the future elect to make, grants of restricted stock units to our named executive officers. Generally, 25% of the restricted stock units vest on each of the first four anniversaries of the grant date, based upon continued employment. This year, given the atypical timing of the Compensation Committee’s determination of awards, the restricted stock units granted to certain named executive officers on March 27, 2018 will vest on each of March 5, 2019, 2020, 2021 and 2022, which has been the historical grant date for named executive officer awards in recent years. As discussed above under “Executive Compensation - Annual Profit and Discretionary Bonuses”, on March 27, 2018, the Compensation Committee

granted 39,157 restricted stock units to Mr. Zyskind, 28,113 restricted stock units to Mr. Karkowsky, 29,848 restricted stock units to Mr. Caviet, 26,105 restricted stock units to Mr. Longo, and 28,113 restricted stock units to Mr. Saxon, in each case representing one-half of the executive’s discretionary annual bonus for 2017. Restricted stock units convey no dividend, dividend equivalent or voting rights.

Retirement Plan

We do not provide a qualified or non-qualified pension plan for our named executive officers. All of our U.S.-based employees who have been employed for at least three months, however, are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer up to 75% of their compensation to the plan on a pre-tax basis, subject to the applicable dollar limit set by the Internal Revenue Service. We make a Company contribution of up to 50% of an employee’s contribution to the plan, up to 6% of eligible compensation. We may also make discretionary profit sharing contributions to all participants in the plan. No discretionary profit sharing contributions were made in 2017.

Change of Control and Severance Arrangements

The employment agreements in effect for our named executive officers do not contain change of control provisions, nor do we maintain separate change of control agreements with any of our named executive officers. However, our form of award agreements under the 2010 Omnibus Incentive Plan for stock options, restricted stock, restricted stock units and performance shares allow the Compensation Committee, in its discretion, to accelerate the vesting of unvested awards upon termination of employment in connection with a change of control. Mr. Zyskind’s and Mr. Caviet’s employment agreements, which are discussed in more detail below, provide certain severance benefits should they be terminated without cause and, with respect to Mr. Zyskind and Mr. Karkowsky, should either terminate his employment agreement for good reason. Mr. Caviet’s severance benefits are tied to non-solicitation provisions. We do not provide any other severance benefits to our named executive officers.

Perquisites and Other Benefits

We provide limited perquisites to our senior management. We do, however, cover the full cost of health insurance premiums for Mr. Zyskind and his family and Mr. Caviet, and provide Mr. Caviet with individual life insurance and permanent health insurance coverage should he become disabled. We also reimburse Mr. Zyskind, Mr. Caviet and Mr. Karkowsky for use of an automobile and related expenses. These amounts are shown as “All Other Compensation” in the “Summary Compensation Table for Fiscal Year 2017.”

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

Other Stockholder-Friendly Compensation Practices

During 2017, we maintained the following stockholder-friendly compensation practices:

•	Stock ownership guidelines: all directors are required to hold common stock equal to at least three times the annual cash retainer for board service within five years of joining the Board.

•	Double trigger change-of-control provisions: under our 2010 Omnibus Incentive Plan, unvested equity awards will accelerate only upon a termination of employment in connection with a change-of-control.

•	Limited severance: our severance arrangements, including for our Chief Executive Officer, are modest.

•	No supplemental executive retirement plan: executives are only eligible to participate in our 401(k) defined contribution plan that is provided on the same terms to all employees.

•	Claw back policy: our 2010 Omnibus Incentive Plan contains no-fault recapture provisions for performance-based awards.

•	No excise tax gross-ups: we do not gross-up any excise tax that may be triggered as a result of a change-of-control severance payment.

•	Independent compensation committee consultant: our Compensation Committee has engaged an independent compensation consultant that has no other ties to us or our management.

Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code, which generally limits to $1.0 million the tax deductibility of compensation paid by a public company to its chief executive officer and to any of the other three most highly compensated executive officers (other than the Chief Financial Officer). Section 162(m) previously provided an exception to this deduction limit for performance-based compensation that met certain requirements. That exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our applicable executives in excess of $1.0 million will not be deductible unless it qualifies for transition relief allowed for certain arrangements in place as of November 2, 2017. To the extent our compensation program can be implemented in a manner that maximizes the deductibility of compensation we pay, the Compensation Committee generally seeks to do so, subject to the contractual obligations to executives in particular cases. However, the Compensation Committee reserves the right to provide compensation that would not qualify as deductible, if, in its sole discretion, doing so advances our business objectives.

“Say-on-Pay” Vote
At our 2017 Annual Meeting of Stockholders, we held our third triennial stockholder advisory vote on the compensation of our named executive officers, referred to as “say-on-pay.” In that vote, stockholders approved the compensation of our named executive officers, with approximately 93% of the shares voted on this matter casting votes in favor of our program. The Compensation Committee reviewed these results with management and with the full Board of Directors. Due to the strong level of stockholder support, the Compensation Committee determined that no specific actions were warranted as a result of the 2017 say-on-pay vote.
Summary Compensation Table for Fiscal Year 2017

The following table sets forth information with respect to the annual and long-term compensation earned in fiscal years 2017, 2016 and 2015 by our chief executive officer, our chief financial officer, our former chief financial officer and the three other persons serving as executive officers at the end of fiscal year 2017 who were our most highly compensated executive officers in fiscal 2017 (our “named executive officers”). Mr. Karkowsky initially became a named executive officer in fiscal year 2016. We have adjusted historical stock awards and closing prices of our common stock on the date of grant to reflect our February 2, 2016 stock split.

Name and Principal Position	Year	Salary(1)		Bonus(2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)		Total

Barry Zyskind	2017	$975,000		$487,500	$487,505	$—	$30,099		$1,980,104
Chairman, President &	2016	975,000		—	—	3,900,000	27,193		4,902,193
Chief Executive Officer	2015	1,012,500		—	3,000,015	9,900,000	29,690		13,942,205

Adam Karkowsky	2017	633,655		1,350,000	350,007	—	17,100		2,350,762
EVP, Chief Financial	2016	550,000		—	1,176,958	1,176,959	16,950		2,920,867
Officer

Ronald Pipoly, Jr.	2017	700,000		1,500,000	—	—	9,540		2,209,540
EVP - Finance	2016	700,000		—	—	—	9,390		709,390
(former CFO)	2015	705,769		100,000	1,000,022	1,400,000	9,390		3,215,181

Max Caviet	2017	743,215	(6)	371,608	371,608	—	25,078	(6)	1,511,509
CEO of AmTrust	2016	677,875	(6)	—	248,557	497,095	20,545	(6)	1,444,072
International Limited	2015	810,480	(6)	—	833,343	1,666,667	29,616	(6)	3,340,106

Christopher Longo	2017	650,000		1,325,000	325,007	—	9,540		2,309,547
EVP, Chief	2016	650,000		—	216,673	433,334	9,390		1,309,397
Operating Officer	2015	664,423		100,000	700,010	1,300,000	9,390		2,773,823

Michael Saxon	2017	700,000		350,000	350,007	—	9,540		1,409,547
EVP, U.S.	2016	700,000		—	233,341	466,667	9,390		1,409,398
Commercial Lines	2015	726,923		—	700,010	1,400,000	9,390		2,836,323

(1)	For 2015, the information in this column reflects the occurrence of 27 pay periods instead of the standard 26 bi-weekly pay periods.
(2)
This column includes discretionary cash bonuses paid to Mr. Pipoly and Mr. Longo in 2015, and to all of our named executive officers in 2017. In 2015, the amount presented in this column for Mr. Pipoly represents the one-fourth cash portion of his discretionary bonus, while the remaining three-fourths of his 2015 discretionary bonus was paid in restricted stock units and is presented in the “Stock Awards” column (see footnote 3). The amounts presented in this column for Mr. Karkowsky, Mr. Pipoly and Mr. Longo in 2017 represent cash bonuses paid in 2017 related to specific events, and for all of our named executive officers other than Mr. Pipoly, one-half of their respective discretionary bonuses as further described in “Compensation Discussion and Analysis - Executive Compensation - Annual Profit and Discretionary Bonuses”.

(3)
Represents the aggregate grant date fair value of awards of restricted stock units computed in accordance with FASB ASC Topic 718 as discussed in Note 17. “Share Based Compensation” to our consolidated financial statements appearing in the Original Filing. The grant date fair value of these awards is equal to the closing price of our common stock on the date of grant (March 27, 2018 - $12.45; April 5, 2017 - $20.18; March 5, 2016 - $25.73) multiplied by the number of restricted stock units awarded to each named executive officer. For 2017, these restricted stock unit awards represent one-half of the discretionary bonuses awarded to all of our named executive officers other than Mr. Pipoly.

(4)
The amounts presented in this column for Messrs. Pipoly, Caviet, Longo and Saxon for 2015, for Messrs. Caviet, Longo and Saxon in 2016 and for Mr. Zyskind in 2015 represent the two-thirds cash portion of such named executive officer’s annual profit (other than Mr. Zyskind) or incentive bonus. The remaining one-third of the annual profit or incentive bonus (if applicable) was paid to Messrs. Zyskind, Pipoly, Caviet, Longo and Saxon in restricted stock units and is presented in the “Stock Awards” column (see footnote 3). For Mr. Karkowsky, the amount presented in this column for 2016 represents the one-half cash portion of his annual incentive bonus. The remaining one-half of Mr. Karkowsky’s annual incentive bonus for 2016 was paid in restricted stock units and is presented in the “Stock Awards” column (see footnote 3). In 2016, Mr. Zyskind could receive an annual profit bonus of $3.9 million under the terms of his employment agreement, but he elected to forgo any bonus above $2.0 million. The amount presented in this column in 2016 and, therefore, included in Mr. Zyskind's 2016 total compensation includes the full $3.9 million amount he could have received under the terms of his employment agreement.

(5)
The amounts in this column for Messrs. Karkowsky, Pipoly, Longo, and Saxon reflect matching contributions made by us under our 401(k) plan ($8,100), employer-paid parking privileges for Mr. Pipoly, Mr. Longo and Mr. Saxon, and a car allowance ($9,000) for Mr. Karkowsky. The amount shown in this column for Mr. Zyskind includes matching contributions made by us under our 401(k) plan ($8,100), payments made by us for Mr. Zyskind’s use of an automobile ($12,000), the cost of health and dental coverage paid by us for Mr. Zyskind and his covered dependents ($9,657), and the annual premium paid by us for group life insurance coverage for the benefit of Mr. Zyskind’s beneficiaries ($342). The amount shown in this column for Mr. Caviet includes reimbursement of payments on an automobile leased by Mr. Caviet ($2,598), the cost of health and dental coverage paid by us for Mr. Caviet ($1,601), the annual premium paid by us for individual life insurance, permanent health insurance and travel insurance coverage for Mr. Caviet ($12,871), and $8,007 for serving as a director of our subsidiary, AmTrust Insurance Underwriters DAC (“AIU”).

(6)
Salary and all other compensation were paid in British pounds, but converted to U.S. dollars using the spot market currency exchange rate in effect on December 31, 2017, 2016, and 2015, which was $1.3513, $1.2325 and $1.4736 to £1.00, respectively. All other amounts are paid in U.S. dollars.

Grants of Plan-Based Awards for Fiscal Year 2017

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	Grant Date Fair Value of Stock Awards (5)
			Threshold	Target	Maximum

Barry Zyskind
Annual Bonus(2)	—	—	$—	$1,500,000	$3,900,000	—	$—
Discretionary Bonus(4)	3/27/2018	3/26/2018				39,157	487,505

Adam Karkowsky
Discretionary Bonus(4)	3/27/2018	3/26/2018	—	—	—	28,113	350,007

Ronald Pipoly, Jr.	—	—	—	—	—	—	–

Max Caviet
Annual Bonus(3)	—	—	—	708,868	2,126,604	—	—
Discretionary Bonus(4)	3/27/2018	3/26/2018	—	—	—	29,848	371,608

Christopher Longo
Discretionary Bonus(4)	3/27/2018	3/26/2018	—	—	—	26,105	325,007

Michael Saxon
Discretionary Bonus(4)	3/27/2018	3/26/2018	—	—	—	28,113	350,007

(1)
Messrs. Zyskind’s and Caviet’s employment agreements provide for an annual bonus equal to a pre-determined percentage of the company’s profits. See “Compensation Discussion and Analysis - Executive Compensation - Annual Profit and Discretionary Bonuses” for further explanation of the calculation of these bonuses for 2017.

(2)
Mr. Zyskind is entitled to an annual bonus of 2% of our pre-tax profits for the fiscal year, provided that our pre-tax profits equals or exceeds $75 million, which would give him a bonus in the amount of $1,500,000, and subject to a cap of four times his annual base salary, which would give him a bonus in the maximum amount of $3,900,000. Since we recognized a pre-tax loss for fiscal year 2017, Mr. Zyskind did not receive an annual profit bonus for 2017.

(3)
Mr. Caviet is entitled to an annual bonus of 10% of the pre-tax net operating income arising from the specialty risk and extended warranty business under his direct or indirect supervision, provided that the pre-tax net operating income equals or exceeds 75% of the greater of the profit for the preceding calendar year or the base line profit in 2008, subject to a cap of a multiple of Mr. Caviet’s annual base salary (presented in this table using the 2017 average exchange rate of $1.2889 to £1.00). Since the pre-tax net operating income arising from the specialty risk and extended warranty business under Mr. Caviet’s direct or indirect supervision for fiscal year 2017 was less than 75% of the profit target, Mr. Caviet did not receive an annual profit bonus for 2017.

(4)
On March 27, 2018, Messrs. Zyskind, Karkowsky, Caviet, Longo and Saxon received the following 2017 discretionary bonuses: Mr. Zyskind: $975,000; Mr. Karkowsky: $700,000; Mr. Caviet: $743,215; Mr. Longo: $650,000; and Mr. Saxon: $700,000. One-half of each discretionary bonus is payable in cash and one-half is payable in restricted stock units. See “Compensation Discussion and Analysis - Executive Compensation - Annual Profit and Discretionary Bonuses” and the “Bonus” and “Stock Awards” columns of the Summary Compensation Table for Fiscal Year 2017 for further explanation.

(5)
The grant date fair value of the restricted stock unit awards is equal to the closing price of our common stock on the date of grant ($12.45), multiplied by the number of restricted stock units granted to the named executive officer.

Employment Agreements

Barry Zyskind

Under Mr. Zyskind’s employment agreement, dated as of January 1, 2005 and amended as of October 6, 2010, March 22, 2013 and April 5, 2017, Mr. Zyskind serves as our President and Chief Executive Officer. On December 31, 2015, Mr. Zyskind’s employment agreement renewed for a three-year term until December 31, 2018, at which time the employment agreement will continue to renew for successive three-year terms, unless we or Mr. Zyskind provide 180 days’ written notice of an intention not to renew. His salary is subject to review by the Board of Directors or the Compensation Committee annually. For calendar year 2017, Mr. Zyskind received an annual base salary in the amount of $975,000. Mr. Zyskind is also entitled to an annual profit bonus equal to two percent (2%) of our pre-tax profit if certain financial goals are met, subject to a cap equal to four times his salary. Mr. Zyskind is also eligible to receive special bonuses at the discretion of the Board of Directors or the Compensation Committee and to participate in any long-term incentive compensation plan established for his benefit or in any such plan established for the benefit of our senior management.

If Mr. Zyskind’s employment terminates due to death or disability, his heirs are entitled to his salary payable for the remainder of his term of employment or one year, whichever is greater, at the rate in effect immediately before such termination, any annual or special bonus earned or awarded through the date of termination, any deferred compensation under any incentive or other deferred compensation plan, any other compensation or benefits that have vested through the date of termination or to which he may then be entitled according to the terms and conditions of each grant, plan or award and any reimbursements of expenses due him through the date of termination.

We may terminate Mr. Zyskind’s employment for Cause, as defined in his agreement, upon written notice to Mr. Zyskind at least 30 days prior to the intended termination. If Mr. Zyskind’s employment were terminated for Cause, he would be entitled to his salary through the date of termination, any annual or special bonus earned or awarded through the date of termination, any deferred compensation under any incentive or other deferred compensation plan, any other compensation or benefits which may have vested through the date of termination or to which he then may be entitled according to the terms and conditions of each grant, plan or award and any reimbursements of expenses due him through the date of termination.

If we terminate Mr. Zyskind’s employment without Cause or if Mr. Zyskind terminates his employment with Good Reason, as defined in his employment agreement, then Mr. Zyskind is entitled, in addition to the compensation and benefits specified in the paragraph above, to (i) a lump-sum payment equal to the salary payable to him for the remainder of his employment term at the rate in effect immediately before the termination; (ii) a lump-sum payment equal to the annual profit bonuses for the remainder of his term of employment (to be prorated for any partial fiscal year) equal to the greater of the average of the bonuses awarded to him during the three fiscal years preceding the fiscal year of termination or the bonus awarded to him for the fiscal year immediately preceding termination; (iii) continued participation, for the remainder of his term of employment, in all employee benefit plans or programs in which he was participating on the date of his termination; or, if such participation is prohibited, he shall be entitled to the after-tax economic equivalent of any such benefit which shall be determined by the lowest cost Mr. Zyskind would incur in obtaining such benefit individually; (iv) continued payment of 100% of the cost of health insurance through our group health plan for himself, his spouse and dependent children; and (v) other benefits in accordance with our applicable plans and programs.

Mr. Zyskind has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. He also agreed that, upon termination of employment, other than a termination without Cause or due to good reason, he will not solicit any of our customers or employees for one year after termination.

Adam Karkowsky

Pursuant to Mr. Karkowsky’s employment agreement, dated as of August 8, 2017, he agreed to serve as our Chief Financial Officer. Mr. Karkowsky’s term of employment under his agreement continues until August 8, 2020, at which time the employment agreement will continue to automatically renew for successive three-year periods, unless we or Mr. Karkowsky provide 90 days’ written notice of an intention not to renew. Under the employment agreement, Mr. Karkowsky’s annual base salary is set at $700,000. Mr. Karkowsky is eligible to receive annual bonus payments for an applicable calendar year in the discretion of our Board of Directors.

If we terminate Mr. Karkowsky’s employment for Cause, as defined by his employment agreement, Mr. Karkowsky will receive the amount of base salary payable through the date of termination, any other accrued benefits to which he is entitled as of the termination date under our 401(k) plan or other benefit plans, and any unreimbursed expenses due pursuant to the employment agreement through the date of termination. If our Board elects to impose a non-compete on Mr. Karkowsky if he is terminated for

Cause, Mr. Karkowsky will also receive the amount of base salary payable for one year, in pro rata regular installments in accordance with our regular payroll practices following termination and subject to applicable withholdings.

We may terminate Mr. Karkowsky’s employment without Cause, for any reason or no reason upon 30 days’ prior written notice to Mr. Karkowsky. Mr. Karkowsky may terminate his employment with us for Good Reason, as defined in his employment agreement, upon 30 days’ prior written notice to us. If we terminate his employment without Cause or Mr. Karkowsky terminates his employment for Good Reason, Mr. Karkowsky will receive: (i) the greater of (A) the amount of base salary payable from the date of termination through the end of the term of his employment agreement or (B) the amount of base salary payable for one year, in pro rata regular installments in accordance with our regular payroll practices following termination and subject to applicable withholdings, (ii) any other accrued benefits to which he is entitled as of the date of termination under our 401(k) plan or other benefit plans, and (iii) any unreimbursed expenses pursuant to the Agreement through the date of termination.

If Mr. Karkowsky’s employment is terminated due to his death, we will pay to Mr. Karkowsky’s estate (i) the greater of (A) the amount of base salary payable through the term of his employment agreement or (B) the amount of base salary payable for one (1) year, (ii) any other accrued benefits to which Mr. Karkowsky is entitled as of the date of death under our 401(k) plan or other benefit plans, and (iii) any reimbursable expenses pursuant to the employment agreement, subject to the presentation of written proof that establishes entitlement to Mr. Karkowsky’s estate to our reasonable satisfaction.

If Mr. Karkowsky’s employment is terminated due to incapacity, he will receive (i) the greater of (A) the amount of base salary payable through the term of his employment agreement, or (B) the amount of base salary payable for one year, in pro rata regular installments in accordance with our regular payroll practices following the termination date and subject to applicable withholdings, (ii) any other accrued benefits to which he is entitled as of the termination date under our 401(k) plan or other benefit plans, and (iii) any unreimbursed expenses as provided in the employment agreement through the termination date.

In connection with his employment agreement, we and Mr. Karkowsky entered into a Non-Competition, Non-Solicitation and Non-Disclosure Agreement pursuant to which Mr. Karkowsky agreed (i) not to compete with us for a one-year period, unless Mr. Karkowsky is terminated for Cause, in which case we can elect to impose a one-year non-compete on Mr. Karkowsky in exchange for the payment described above, and (ii) not to solicit any of our customers or employees for a three-year period if Mr. Karkowsky terminates his employment for any reason other than Good Reason, or for a one-year period if Mr. Karkowsky is terminated for any reason or Mr. Karkowsky terminates his employment for Good Reason.

Ronald Pipoly, Jr.

Pursuant to Mr. Pipoly’s amended and restated employment agreement, dated as of June 5, 2017, he has agreed to serve as our Executive Vice President - Finance. Mr. Pipoly’s term of employment under his agreement continues until June 4, 2019, at which time the employment agreement will continue to automatically renew for successive one-year terms unless we or Mr. Pipoly provide 90 days’ written notice of an intention not to renew. Mr. Pipoly receives an annual base salary in the amount of $700,000. Pursuant to the employment agreement, Mr. Pipoly received bonus payments in the amount of (a) $500,000 upon the earlier to occur of June 30, 2017 or five days after our filing of our amended quarterly reports on Form 10-Q for the quarters ended June 30, 2016 and September 30, 2016, and (b) $500,000 within 30 calendar days of our filing of our quarterly reports on Form 10-Q for each of the quarters ended June 30, 2017 and September 30, 2017. These bonus payments were contingent upon our timely filing of the quarterly reports, with no further errors requiring restatement of our consolidated financial statements, and no identification of additional material weaknesses in our internal control over financial reporting. In addition, Mr. Pipoly is eligible to receive other bonus payments in the discretion of our Board of Directors.

In the event of disability, we may terminate Mr. Pipoly’s employment upon five days’ written notice; however, Mr. Pipoly will be entitled to receive his salary and any unreimbursed expenses following the disability termination date for a period that is the greater of one year or the remainder of the term of his employment agreement, except that his salary shall be offset by the amount of any long term disability insurance benefit we may have elected to provide for him. In the event Mr. Pipoly dies during his term of employment, his heirs will be entitled to receive his salary following the date of death for a period that is the greater of one year or the remainder of the term of his employment agreement.

We may terminate Mr. Pipoly’s employment at any time for Cause, as defined in his employment agreement, and, upon such an event, we will have no further compensation or benefit obligation to Mr. Pipoly after the date of termination.

Mr. Pipoly has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. Mr. Pipoly has also agreed that upon termination of employment he will not compete with us for a period of one year following the date of termination and will not solicit any of our customers or employees or solicit any entity that has been contacted by us regarding a possible acquisition of that entity, for three years after termination.

Max Caviet

Under Mr. Caviet’s employment agreement, dated as of November 22, 2010, Mr. Caviet serves as one of our senior executives, as Chief Executive Officer of our wholly-owned subsidiary, AIL, and as an officer and director of several other of our subsidiaries. Mr. Caviet’s employment agreement automatically renewed on December 31, 2016 and will continue to automatically renew for successive three-year terms, unless we or Mr. Caviet provide 180 days’ written notice of an intention not to renew.

Mr. Caviet is entitled to an annual salary review each January during the term of his employment agreement. For calendar year 2017, Mr. Caviet received an annual base salary in the amount of £550,000. Mr. Caviet is entitled to an annual profit bonus equal to ten percent (10%) of the “subject profits” of the specialty risk and extended warranty business written by us and our affiliates under Mr. Caviet’s direct or indirect supervision, provided that the net pre-tax profit is no less than 75% of the profit target for that year.  Mr. Caviet may also receive other bonus payments determined at the sole discretion of the Board of Directors.

In the event of disability, we may terminate Mr. Caviet’s employment upon five days’ written notice; however, he will be entitled to receive his salary for a period that is the greater of one year or the remainder of the term of his employment agreement, his profit bonus earned through the disability termination date but not yet paid, and any unreimbursed expenses due him through the disability termination date. In addition, we must provide Mr. Caviet permanent health insurance, which is intended to provide benefits to him in the event of termination for disability, except that the amount of any salary we owe to Mr. Caviet will be offset by the amount of any insurance provided. In the event Mr. Caviet dies during his term of employment, his heirs will be entitled to receive his salary for the remainder of the term of his employment agreement or one year, whichever is greater, his profit bonus earned through his date of death but not yet paid to him, as well as any unreimbursed expenses due him through the date of termination.

If we terminate or do not renew Mr. Caviet’s employment for gross misconduct, as defined by the employment agreement, we will not be obligated to pay any other compensation or benefits to Mr. Caviet after the date of termination.

If we terminate or non-renew Mr. Caviet’s employment for any reason other than gross misconduct, he will be entitled to receive (i) his salary for a period of one year from the original expiration date of the term of employment, or one year from the effective date of termination or non-renewal, whichever is greater and (ii) his profit bonus on all specialty risk and extended warranty business written by us and our affiliates under his direct or indirect supervision through the date of termination, through the expiration of such business, for a maximum period of five years from the date of termination.

If Mr. Caviet does not renew his employment agreement for the purpose of retirement (as defined under U.K. law), he will be entitled to his profit bonus on all specialty risk and extended warranty business written by us and our affiliates under his direct or indirect supervision through the end of the term of his employment agreement, through the expiration of such business, for a maximum period of five years from the end of the term of his employment agreement.

Mr. Caviet has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. Mr. Caviet has also agreed that, upon termination of employment, he will not solicit any of our customers or employees or solicit any entity that has been contacted by or for us regarding a possible acquisition of that entity, for two years after termination.

Michael Saxon

Under Mr. Saxon’s employment agreement, dated as of March 1, 2010 and amended as of November 3, 2010, March 1, 2012, March 22, 2013 and December 14, 2017, Mr. Saxon serves as our Executive Vice President - U.S. Commercial Lines. Mr. Saxon’s term of employment under this agreement continues until February 28, 2021, at which time the employment agreement will continue to automatically renew for successive three-year terms, unless we or Mr. Saxon provide 90 days’ written notice of an intention not to renew.

Mr. Saxon is entitled to a salary review each March during the term of his employment agreement. His salary during 2017 was $700,000. Mr. Saxon is eligible for an annual bonus under our annual senior executive incentive compensation plan in effect from time to time. Such annual bonuses would be approved by the Compensation Committee of our Board of Directors based upon corporate, individual and business unit performance measures, as appropriate, established or approved from time to time, by the Compensation Committee, and payable in a combination of cash and restricted stock units or other equity instruments, to be paid after the end of the calendar year for which the annual bonus was earned. Mr. Saxon is also eligible to participate in any long-term incentive plan, or such other long term incentive arrangement of the Company as may from time to time be made available, to an extent consistent with similarly placed executives of the Company.

In the event of disability, we may terminate Mr. Saxon’s employment upon five days’ written notice; however, Mr. Saxon will be entitled to receive his salary and any unreimbursed expenses following the disability termination date for a period that is the greater of one year or the remainder of the term of his employment agreement, except that his salary shall be offset by the amount of any long term disability insurance benefit we may have elected to provide for him. In the event Mr. Saxon dies during his term of employment, his heirs will be entitled to receive his salary following the date of death for a period that is the greater of one year or the remainder of the term of his employment agreement.

Mr. Saxon has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. Mr. Saxon has also agreed that upon termination of employment he will not compete with us for a period of one year following the date of termination and will not solicit any of our customers or employees or solicit any entity that has been contacted by us regarding a possible acquisition of that entity, for three years after termination.

Christopher Longo

Under Mr. Longo’s employment agreement, dated March 1, 2010 and amended November 3, 2010, March 1, 2012, March 22, 2013 and December 27, 2017, Mr. Longo serves as our Chief Operating Officer. Mr. Longo’s term of employment under this agreement continues until February 28, 2021, at which time the employment agreement will continue to automatically renew for successive three-year terms, unless we or Mr. Longo provide 90 days’ written notice of an intention not to renew.

Mr. Longo is entitled to an annual salary review each March during the term of his employment agreement. His salary during 2017 was $650,000. Mr. Longo is eligible for an annual bonus under our annual senior executive incentive compensation plan in effect from time to time. Such annual bonuses would be approved by the Compensation Committee of the Company’s Board of Directors based upon corporate, individual and business unit performance measures, as appropriate, established or approved from time to time, by the Compensation Committee, and payable in a combination of cash and restricted stock units or other equity instruments, to be paid after the end of the calendar year for which the annual bonus was earned. Mr. Longo is also eligible to participate in any long-term incentive plan, or such other long term incentive arrangement of the Company as may from time to time be made available, to an extent consistent with similarly placed executives of the Company. The terms of Mr. Longo’s employment agreement relating to termination in the event of disability or death are identical to those contained in Mr. Saxon’s employment agreement.

Mr. Longo has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. Mr. Longo has also agreed that upon termination of employment he will not compete with us for a period of one year following the date of termination and will not solicit any of our customers or employees or solicit any entity that has been contacted by us regarding a possible acquisition of that entity, for three years after termination.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards for each of our named executive officers as of December 31, 2017:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)(#)(1)	Option Exercise Price(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)(1)(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)
Barry Zyskind	—	—	—	212,447	$2,139,341
Adam Karkowsky	110,002	$14.6547	5/23/2023	112,673	1,134,617
Ronald Pipoly, Jr.	—	—	—	51,315	516,742
Max Caviet	—	—	—	61,784	622,165
Christopher Longo	—	—	—	50,139	504,900
Michael Saxon	—	—	—	54,133	545,119

(1)	On February 2, 2016, our stock split on a 2:1 basis. As a result, we retrospectively adjusted all share and per share amounts and stock prices to reflect the stock split.
(2)	Grantee Name	Grant Date	Number of Unvested Shares/Units	Vesting Schedule
	B. Zyskind	March 5, 2014	125,000	25% per year until fully vested on 3/5/18
	R. Pipoly, Jr.	March 5, 2014	9,172	25% per year until fully vested on 3/5/18
	M. Caviet	March 5, 2014	9,272	25% per year until fully vested on 3/5/18
	C. Longo	March 5, 2014	7,862	25% per year until fully vested on 3/5/18
	M. Saxon	March 5, 2014	9,172	25% per year until fully vested on 3/5/18
	A. Karkowsky	May 23, 2014	11,064	25% per year until fully vested on 5/23/18
	R. Pipoly, Jr.	March 5, 2015	12,994	25% per year until fully vested on 3/5/19
	M. Caviet	March 5, 2015	15,904	25% per year until fully vested on 3/5/19
	C. Longo	March 5, 2015	11,136	25% per year until fully vested on 3/5/19
	M. Saxon	March 5, 2015	12,994	25% per year until fully vested on 3/5/19
	A. Karkowsky	May 23, 2015	14,616	25% per year until fully vested on 5/23/19
	B. Zyskind	March 5, 2016	87,447	25% per year until fully vested on 3/5/20
	R. Pipoly, Jr.	March 5, 2016	29,149	25% per year until fully vested on 3/5/20
	M. Caviet	March 5, 2016	24,291	25% per year until fully vested on 3/5/20
	C. Longo	March 5, 2016	20,404	25% per year until fully vested on 3/5/20
	M. Saxon	March 5, 2016	20,404	25% per year until fully vested on 3/5/20
	A. Karkowsky	May 23, 2016	28,670	25% per year until fully vested on 5/23/20
	A. Karkowsky	April 5, 2017	58,323	25% per year until fully vested on 3/5/21
	M. Caviet	April 5, 2017	12,317	25% per year until fully vested on 3/5/21
	C. Longo	April 5, 2017	10,737	25% per year until fully vested on 3/5/21
	M. Saxon	April 5, 2017	11,563	25% per year until fully vested on 3/5/21
(3)
The value of restricted stock units that have not vested is calculated by multiplying the number of the non-vested shares and units by $10.07, the closing market price of our common stock at December 29, 2017.

Option Exercises and Stock Vested

The following table summarizes the vesting of restricted stock unit awards during 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1)
Barry Zyskind	154,149	$3,550,051
Adam Karkowsky	34,755	423,316
Ronald Pipoly, Jr.	34,359	791,288
Max Caviet	51,015	1,011,989
Christopher Longo	28,942	666,534
Michael Saxon	31,972	736,315

(1)	The value realized on vesting of restricted stock units is the number of units that vested multiplied by the fair value of our common stock on the date of vesting.

Potential Payments upon Termination or Change-In-Control

The table below sets forth the potential payments to our named executive officers under various termination scenarios including termination without cause, termination for good reason, and termination as a result of death or disability, as per their respective employment agreements, and as per the 2010 Omnibus Incentive Plan for all of our named executive officers. See “Executive

Compensation - Employment Agreements” for a further discussion of the termination events for each of our named executive officers. The potential payments to our named executive officers assume that the termination event occurs as of the last day of our fiscal year (December 31, 2017). All amounts provided for Mr. Caviet would be paid in British pounds, but for purposes of this table have been converted to U.S. dollars using the spot market currency exchange rate in effect on December 29, 2017, which was $1.3513 to £1.00. Since the Board of Directors has discretion as to whether or not to accelerate the vesting of unvested stock options and restricted unit stock awards granted under the 2010 Omnibus Incentive Plan upon termination of employment in connection with a change in control of the Company or upon retirement before a named executive officer’s sixty-fifth birthday, the financial effect of such events has not been included in this table. We do not include the financial effect of a termination for cause or gross misconduct (as defined in the named executive officer’s employment agreement) because the named executive officers are not entitled to any further compensation or benefits following such a termination, except for Mr. Karkowsky and that is only if our Board decided to impose a non-compete. Lastly, upon retirement, Mr. Caviet is eligible to receive his profit bonus, for a period of five years, on all specialty risk and extended warranty business written by us and our affiliates through December 31, 2017 under the direct or indirect supervision of Mr. Caviet, assuming that such business does not terminate earlier. However, since Mr. Caviet was not eligible for a 2017 annual profit bonus based on performance of this business, if he had retired on December 31, 2017, he would not have been eligible for this payment.

Name and Principal Position	Without Cause		For Good Reason		Death		Disability
Barry Zyskind
Salary Continuation/Bonus	$3,575,000	(1)	$3,575,000	(1)	$975,000	(3)	$975,000	(4)
Benefits	366,973	(2)	366,973	(2)	—		—
Vesting of Stock Awards (7)	2,139,341		2,139,341		2,139,341		2,139,341
Total	$6,081,314		$6,081,314		$3,114,341		$3,114,341

Adam Karkowsky
Salary Continuation (5)	$1,866,667		$1,866,667		$1,866,667		$1,866,667
Vesting of Stock Awards (7)	—		—		1,061,026		1,061,026
Total	$1,866,667		$1,866,667		$2,927,693		$2,927,693

Ronald Pipoly, Jr.
Salary Continuation (6)	$991,667		—		$991,667		$991,667
Vesting of Stock Awards (7)	—		—		451,327		451,327
Total	$991,667		—		$1,442,994		$1,442,994

Max Caviet
Salary Continuation/Bonus	$2,229,645	(8)	—		$743,215	(9)	$743,215	(9)
Benefits	—		—		—		144,481	(10)
Vesting of Stock Awards (7)	—		—		542,088		542,088
Total	$2,229,645		—		$1,285,303		$1,429,784

Christopher Longo
Salary Continuation(11)	$108,333		—		$650,000		$650,000
Vesting of Stock Awards(7)	—		—		448,830		448,830
Total	$108,333		—		$1,098,830		$1,098,830

Michael Saxon
Salary Continuation(11)	$116,667		—		$700,000		$700,000
Vesting of Stock Awards (7)	—		—		479,705		479,705
Total	$116,667		—		$1,179,705		$1,179,705

(1)
This lump-sum benefit includes (i) Mr. Zyskind’s 2017 annual base salary provided through December 31, 2018 ($975,000 per year), and (ii) the annual profit bonuses through December 31, 2018, equal to the greater of the average of the annual profit bonuses earned by him during the three fiscal years preceding the fiscal year of termination or the annual profit bonus earned by him for the fiscal year immediately preceding termination.

(2)
This includes the costs for providing Mr. Zyskind with (i) continued participation through December 31, 2018 in all employee benefit plans or programs in which he was participating on December 31, 2017 or, if such participation is prohibited, the after-tax economic equivalent of any such benefit, which shall be determined by the lowest cost Mr. Zyskind would incur in obtaining such benefit individually, (ii) continued payment of 100% of the cost of health insurance through our group health plan for Mr. Zyskind, his spouse and dependent children (assuming average life expectancy), and (iii) other benefits in accordance with our applicable plans and programs.

(3)	This amount reflects Mr. Zyskind’s 2017 annual base salary provided through December 31, 2018.
(4)	This amount reflects Mr. Zyskind’s 2017 annual base salary provided through December 31, 2018 (which will be reduced by any long-term disability insurance benefit provided by us).
(5)	This amount reflects Mr. Karkowsky’s 2017 base salary provided through August 8, 2020.
(6)
This amount reflects Mr. Pipoly’s annual base salary as of December 31, 2017 provided through June 4, 2019 if terminated “without cause,” or in the case of death or disability. In the case of disability, the amount will be reduced by any long-term disability insurance benefit provided by us.

(7)
This amount includes the vesting of restricted stock units that would have vested in the twelve months following the termination event in accordance with the named executive officers’ award agreements under the 2010 Omnibus Incentive Plan for their 2014 and 2015 awards and the accelerated vesting of all restricted stock units outstanding at the termination date in accordance with the named executive officers’ award agreements under the 2010 Omnibus Incentive Plan for their 2016 and 2017 awards. The value of unvested restricted stock units reported in this table is calculated by multiplying the number of the unvested restricted stock units that would vest upon the termination event by $10.07, the closing market price of our common stock at December 29, 2017.

(8)
This amount includes (i) Mr. Caviet’s 2017 annual base salary through December 31, 2020, and would have included (ii) Mr. Caviet’s annual profit bonus, for a period of five years, on all specialty risk and extended warranty business written by the Company and its affiliates through December 31, 2017 under the direct or indirect supervision of Mr. Caviet, assuming that such business does not terminate earlier, except that Mr. Caviet was not eligible for an annual profit bonus in 2017 based on performance of this business. Mr. Caviet is entitled to this amount if we elect to non-renew or terminate Mr. Caviet’s employment for any reason other than gross misconduct. For the definition of gross misconduct, see the summary of Mr. Caviet’s employment agreement in “Executive Compensation - Employment Agreements.”

(9)
This amount reflects Mr. Caviet’s 2017 annual base salary provided through December 31, 2018 (which, in the case of disability, will be reduced by any long-term disability insurance benefit provided by us).

(10)	If Mr. Caviet becomes disabled, we are required to provide permanent health insurance in accordance with his employment agreement. This dollar amount assumes average life expectancy.
(11)
This amount reflects Mr. Saxon’s and Mr. Longo’s annual base salary as of December 31, 2017 provided through February 28, 2018 if terminated “without cause” and for one year in the case of death or disability.

Compensation of Directors

In 2017, we paid an annual retainer of $100,000 to each of our non-employee directors other than George Karfunkel and Leah Karfunkel. In addition to the annual retainer, we paid a per committee chairperson retainer of $25,000 to the chairperson of the Audit Committee and $10,000 to chairpersons of the Compensation Committee and Nominating and Corporate Governance Committee. Non-chairperson Audit Committee members received a retainer of $15,000. Beginning April 1, 2017, non-employee directors other than George Karfunkel and Leah Karfunkel received a per meeting fee of $1,000 for any meetings attended in excess of six meetings; meeting fees were not paid for meetings held in executive session. In May 2017, we made a one-time payment of $50,000 to each member of our Audit Committee in recognition of the additional meetings attended in the first quarter of 2017 related to our delayed 2016 Form 10-K filing. In 2017, we made a grant of restricted stock units valued at $50,000, with a one-year vesting period, to each non-employee director other than George Karfunkel and Leah Karfunkel. For service on subsidiary boards, our non-employee directors are eligible to receive an annual retainer of $5,000 for each domestic board, and $32,500 for each international subsidiary board, with a $100,000 annual cap on subsidiary board retainers. Should any non-employee director serve as chairperson of a subsidiary board, such director will receive an additional $15,000 annual retainer for such service, regardless of the annual cap. In 2017, George Karfunkel, Leah Karfunkel and Barry Zyskind did not receive any compensation for serving on our Board of Directors.

Beginning January 1, 2018, in addition to the annual board retainer of $100,000, which will be paid to all non-employee directors (including George Karfunkel and Leah Karfunkel), the chairperson of the Audit Committee will receive a retainer of $35,000, and each non-chairperson Audit Committee member will receive a retainer of $17,500. Chairpersons of the Compensation Committee and Nominating and Corporate Governance Committee will receive a retainer of $10,000, non-chairperson

Compensation Committee members will receive a retainer of $5,000, and non-chairperson Nominating and Corporate Governance Committee members will receive a retainer of $2,500. Per meeting fees of $1,000 will be paid for special meetings, other than meetings held in executive session, for all meetings attended in excess of six meetings. Non-employee directors other than George Karfunkel and Leah Karfunkel will receive a grant of restricted stock units valued at $70,000, with a one-year vesting period. If deemed necessary, additional restricted stock units may be granted on an ad hoc basis in consideration of additional work not already captured in the fees paid for special meetings.

The following table sets forth compensation earned by the non-employee members of our Board of Directors during the fiscal year ended December 31, 2017:

Name(4)	Fees earned or paid in cash (1)	Stock Awards (2)	All Other Compensation (3)	Total
Donald DeCarlo	$325,581	$50,021	$—	$375,602
Susan Fisch	300,581	50,021	—	350,602
Abraham Gulkowitz	241,581	50,021	—	291,602
George Karfunkel	—	—	285,051	285,051
Leah Karfunkel	—	—	285,051	285,051
Raul Rivera	148,081	75,009	—	223,090

(1)
The amounts in this column reflect Board and chairperson retainers, the one-time payment to our Audit Committee members in May 2017 and per meeting fees earned in 2017 for service on our Board of Directors and its committees and, with respect to Mr. DeCarlo, Mr. Gulkowitz, Ms. Fisch, and Mr. Rivera, for service on the boards of directors of certain of our subsidiaries during 2017. In 2017, Ms. Fisch and Messrs. DeCarlo, Gulkowitz and Rivera earned an additional $100,000, $115,000, $35,000 and $32,500, respectively, for serving as directors (and in some cases chairpersons) of the boards of our subsidiaries.

(2)
The dollar amounts represent the aggregate grant date fair value of awards of restricted stock units computed in accordance with FASB ASC Topic 718 as discussed in Note 17. “Share Based Compensation” to our consolidated financial statements appearing in the Original Filing. The grant date fair value of these awards is equal to the closing price of our common stock on the date of grant ($23.03) multiplied by the number of restricted stock units awarded to each director. At December 31, 2017, each of Ms. Fisch and Messrs. DeCarlo and Gulkowitz had 2,172 outstanding restricted stock units and Mr. Rivera had 3,257 outstanding restricted stock units. Unvested restricted stock units are forfeited upon termination of the director’s service; however, if the director’s termination of service is due to (i) retirement on or after his or her sixty-fifth birthday; (ii) disability; or (iii) death, the restricted stock units become fully vested upon such termination of service, if he or she has been a member of our Board of Directors for at least five years. Each of Ms. Fisch and Messrs. DeCarlo and Gulkowitz were eligible to retire as of December 31, 2017. In addition, at December 31, 2017, the aggregate number of fully vested and exercisable option awards outstanding for each director was: Ms. Fisch - 45,376 shares; and Mr. Gulkowitz - 60,504 shares.

(3)
During 2017, we paid certain filing fees, totaling $500,000, to the Federal Trade Commission in connection with filings made by George Karfunkel and Leah Karfunkel under the Hart-Scott-Rodino (HSR) Act, as well as $70,103 in related attorneys’ fees. Such filings are required when a stockholder acquires voting securities that exceed certain dollar thresholds. While stockholders can frequently claim an exemption from HSR filing requirements when they hold their shares “solely for purposes of investment” (i.e., as a passive investor), that exemption is unavailable to individuals who are then serving as (or are married to) directors of the issuer, as George and Leah Karfunkel were at the time of their respective acquisitions. Given those circumstances, the independent members of the Board determined that the filing fees were an expense that was properly paid by us.

(4)	Mr. Serock was elected to the Board on March 21, 2018, so he did not receive compensation during the fiscal year ended December 31, 2017.

Pay Ratio

We are disclosing the following pay ratio and supporting information, which compares the 2017 annual total compensation of our employees other than Mr. Zyskind (including full-time, part-time, seasonal and temporary employees located in the U.S., the U.K., Belgium, Bermuda, Canada, Italy and the Netherlands) and the 2017 annual total compensation of Mr. Zyskind, our President and CEO, as required by Section 953(b) of the Dodd-Frank Act.
Our overall Total Rewards strategy is designed to deliver market-based, performance-driven pay in all segments of our business and to reward our employees through a combination of base salaries and variable performance-driven bonuses. Our employee groups are heavily concentrated in claims, underwriting, operations and information technology functions. The greatest number of employees are located in non-major metropolitan areas. As a result of job function and location, there is wide variability in compensation among our employees.

To identify the median employee, we first determined that as of December 31, 2017, our applicable employee population consisted of approximately 8,100 individuals. We had employees located in 24 countries, many of which had very small employee populations. We included in our calculation employees located in the U.S., the U.K., Belgium, Bermuda, Canada, Italy and the Netherlands. We excluded from our calculation employees domiciled in certain other countries as allowed under the de minimis exception to the Pay Ratio Rules, allowing the exclusion of employees from jurisdictions constituting less than 5% of our total employee population. We excluded employee populations in the following countries, each of which had no more than 20 employees: Bolivia, France, Germany, Israel, Luxembourg, Norway, Paraguay, Peru, the Russian Federation, Singapore, Turkey and Vietnam; in Ireland and Sweden, each of which had less than 50 employees; in China and Spain, each of which had less than 80 employees; and, in Mexico, which had less than 150 employees. We had a total of 7,062 U.S. employees and 1,996 non-U.S. employees, without regard to the de minimis exception.
We also excluded from our calculation 497 employees who became employees during 2017 as a result of acquisitions, including the acquisitions of AmeriHealth Casualty Insurance Company, Automotive Assurance Group, LLC, BusinessBlocks Technologies, Inc., PDP Group, Inc., and the acquisition of renewal rights and certain assets and intellectual property related thereto from Triangle General Agency, Inc. (dba Ag Armour) and Triangle Insurance Company (for more information on 2017 acquisitions, see Note 5. “Acquisitions” to our consolidated financial statements appearing in the Original Filing). We annualized compensation for full-time and part-time employees who were not employed by us for all of 2017.
We then compared the base salary and non-equity incentive plan compensation of our employees as reflected in our payroll records for 2017. We selected base salary and non-equity incentive plan compensation as the compensation measures to identify our median employee because they are the most widely distributed and consistently applied of all of our compensation measures, among the varying job functions and locations. Once we identified the median employee, we calculated the annual total compensation for the median employee other than the CEO using the same methodology we use to calculate Total Annual Compensation for our named executive officers as set forth in the 2017 Summary Compensation Table contained in this Form 10-K/A.
For 2017, the median employee’s total annual compensation was $61,795. Mr. Zyskind’s total annual compensation for 2017 was $1,980,104. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 32 to 1. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks, meaning none of our executive officers served on the compensation committee, or its equivalent, or on the board of directors of another entity whose executive officer served on our Compensation Committee or our Board of Directors.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

April 18, 2018	Donald DeCarlo (Chairman) Susan Fisch Raul Rivera

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

(1)
Includes restricted stock unit awards that, upon vesting, provide the holder with the right to receive common shares on a one-to-one basis. Performance share units are included at their target value. Additional information regarding these awards is presented in Note 17. “Share Based Compensation” to our consolidated financial statements appearing in the Original Filing.

(2)	Only applies to outstanding options, as restricted stock units and performance share units do not have exercise prices.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each person or group known by us to own more than 5% of our common stock, each director, each person named in the Summary Compensation Table and of all of our directors and executive officers as a group. For purposes of the table, derivative securities that are currently exercisable or exercisable within 60 days of April 13, 2018 into common stock are considered outstanding and beneficially owned by the person holding the derivative securities for the purposes of computing beneficial ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. All of the greater than 5% owners or members of the group owning greater than 5% of our common stock have sole voting and investment power over the shares of common stock listed, except as otherwise provided below. All of the directors and executive officers have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided below. Ownership percentages in this table are based on 196,355,229 shares of common stock outstanding as of April 13, 2018.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Barry Zyskind(1)(2)	44,864,556	(3)	22.8%
George Karfunkel(1)(2)	32,438,408	(4)	16.5%
Leah Karfunkel(1)(2)	22,101,025	(5)	11.3%
The Vanguard Group(6) 100 Vanguard Boulevard Malvern, PA 19355	10,014,808	(6)	5.1%
Invesco Ltd.(7) 1555 Peachtree Street NE Suite 1800 Atlanta, GA 30309	14,475,509	(7)	7.4%
GKarfunkel Family LLC(8) 126 East 56th Street, 15th Fl. New York, NY 10022	12,851,405	(8)	6.5%
Donald DeCarlo(1)	114,010		*
Susan Fisch(1)	76,516	(9)	*
Abraham Gulkowitz(1)	101,594	(9)	*
Raul Rivera(1)	3,257		*
Mark Serock(1)	—		*
Adam Karkowsky(1)	196,668	(9)	*
Ronald Pipoly, Jr.(1)	540,382	(10)	*
Max Caviet(1)	426,549		*
Christopher Longo(1)	662,993		*
Michael Saxon(1)	552,953		*
All executive officers and directors as a group (16 persons)	86,993,551	(9)	44.2%

*	Less than one percent.
(1)	Each of these individuals can be reached care of AmTrust Financial Services, Inc., 59 Maiden Lane, 43rd Floor, New York, NY 10038.
(2)	These stockholders filed a Schedule 13D/A on March 2, 2018 indicating they are each a member of a “group” for purposes of beneficial ownership filings under Section 13 of the Exchange Act.
(3)
Mr. Zyskind holds 259,276 of these shares of common stock as a custodian for his children under the Uniform Transfers to Minors Act and 783,234 of these shares of common stock in a family trust for which he has sole investment control. The Teferes Foundation, a charitable foundation controlled by Mr. Zyskind, owns 2,413,546 of these shares of common stock. Gevurah, a religious organization for which Mr. Zyskind is a trustee and officer and over which he shares voting power and control with two other trustees, holds 12,020,000 of these shares. Mr. Zyskind is a co-trustee with shared voting and dispositive power over 15,504,562 shares of common stock held by the Michael Karfunkel Family 2005 Trust (the “MK Family Trust”).

(4)
George Karfunkel holds 880,000 of these shares of common stock in a family trust for which he has sole voting and investment control. The Chesed Foundation of America, a charitable foundation controlled by Mr. Karfunkel, owns 12,215,836 of these shares of common stock.

(5)
Leah Karfunkel holds 19,729,562 of these shares of common stock in the MK Family Trust. She is the co-Trustee of the MK Family Trust and shares voting and dispositive power with Mr. Zyskind over 15,504,562 of the shares of common stock in the MK Family Trust. ACP Re Holdings, LLC, a Delaware LLC owned 99.9% by the MK Family Trust, holds the remaining 4,225,000 shares of common stock, and Mrs. Karfunkel has sole voting and investment power over the shares held by ACP Re Holdings, LLC. Mrs. Karfunkel holds 2,371,463 shares of common stock in the Leah Karfunkel 2016 - AMT GRAT.

(6)
Based solely on information contained in a Schedule 13G filed with the SEC on February 8, 2018 by The Vanguard Group reporting sole voting power over 98,673 shares, shared voting power over 15,387 shares, sole dispositive power over 9,908,578 shares and shared dispositive power over 106,230 shares.

(7)	Based solely on information contained in a Schedule 13G filed with the SEC on February 14, 2018 by Invesco Ltd. reporting sole voting and dispositive power over all 14,475,509 shares.
(8)
GKarfunkel Family LLC and Henry Reinhold, the sole manager of the GKarfunkel Family LLC, have sole voting and dispositive power over these shares. This information has been provided to us by advisors to the GKarfunkel Family LLC.

(9)
Includes shares the individuals have the right to acquire upon the exercise of options or the vesting of restricted stock units within 60 days of April 13, 2018: Ms. Fisch - 45,376 shares; Mr. Gulkowitz - 45,378 shares; Mr. Karkowsky - 137,931 shares; and all executive officers and directors as a group - 263,363 shares.

(10)	540,162 of the shares of common stock owned by Mr. Pipoly are pledged as collateral for a line of credit.

Change in Control
As described in the Original Filing and elsewhere in this Form 10-K/A, on March 1, 2018, we entered into an agreement and plan of merger with Evergreen Parent, L.P. (“Evergreen Parent”), an entity formed by private equity funds managed by Stone Point Capital LLC (“Stone Point”), together with Barry Zyskind, George Karfunkel and Leah Karfunkel (such individuals, collectively, the “Karfunkel-Zyskind Family”) pursuant to which Evergreen Parent will acquire all of our outstanding common shares, par value $0.01 per share (the “Common Stock”), that are not currently owned or controlled by the Karfunkel-Zyskind Family and its affiliates and certain related parties (the “Merger Agreement”).
Pursuant to the transactions contemplated by the Merger Agreement, each outstanding share of our Common Stock (other than certain excluded shares) will be converted into the right to receive $13.50 per share of Common Stock in cash, without interest and less any required withholding taxes. Consummation of the transaction is subject to certain customary conditions, including required regulatory approvals and a non-waivable condition that the Merger Agreement by adopted by the affirmative vote of (i) the holders of at least a majority of all outstanding shares of Common Stock and (ii) the holders of at least a majority of all outstanding shares of Common Stock held by the “Public Stockholders” (defined as stockholders other than Evergreen Parent and its affiliates, the Rollover Stockholders (defined below) and their respective affiliates and certain related parties and our directors and officers as set forth on Schedule I to the Merger Agreement), in each case entitled to vote on the Merger at a meeting of stockholders duly called and held for such purpose. The “Rollover Stockholders” include the Karfunkel-Zyskind Family and its affiliates and certain related parties.
We anticipate completing the transaction in the second half of 2018, subject to adoption of the Merger Agreement by our common stockholders and the satisfaction or waiver of the other conditions to closing.
For more information on the transactions contemplated by the Merger Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence - Other Related Party Transactions - Merger Agreement” in this Form 10-K/A and “Item 1A. Risk Factors - Risks Related to the Merger” in the Original Filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as stated below, since the beginning of fiscal year 2017, no director, executive officer or security holder who is known to us to own of record or beneficially more than 5% of our common securities, or any member of the immediate family of such director, executive officer or security holder, had or will have a direct or indirect material interest in a transaction or series of transactions in which we are, or one of our subsidiaries is, a party and the amount involved exceeds the minimum threshold for disclosure under the relevant SEC rules.

We have adopted a policy that requires that all related party transactions be reported to our Chief Legal Officer and referred for approval or ratification by our Audit Committee. In response to an annual questionnaire, we require directors, director nominees and executive officers to submit a description of any current or proposed related party transaction and provide updates during the year. In addition, we will provide the Audit Committee any similar available information with respect to any known transactions with beneficial owners of 5% or more of our voting securities. If management becomes aware of any transactions during the year, management presents such transactions for approval by the Audit Committee. In the event management becomes aware of any transaction that was not approved under the policy, management will present the transaction to the Audit Committee for its action as soon as reasonably practicable, which may include discontinuation, rescission, amendment or ratification of the transaction. The Audit Committee will approve only those transactions that are in, or are not inconsistent with, the best interests of AmTrust and our stockholders, as is determined in good faith in accordance with its business judgment. Unless otherwise indicated below, each of these related party transactions was approved by our Audit Committee. Any member of the Audit Committee who has a potential interest in any related party transaction will recuse him or herself from the Audit Committee’s deliberations and abstain from voting on any proposal related to the related party transaction.

Maiden Agreements

We have various reinsurance and service agreements with Maiden Holdings, Ltd. (“Maiden”). Maiden is a publicly-held Bermuda insurance holding company (Nasdaq: MHLD) formed by Michael Karfunkel, George Karfunkel and Barry Zyskind. As of December 31, 2017, two of our principal stockholders, Leah Karfunkel and Barry Zyskind, owned or controlled approximately 8.2% and 7.7%, respectively, of the issued and outstanding capital stock of Maiden. Mr. Zyskind serves as the non-executive chairman of Maiden’s board of directors. Maiden Reinsurance Ltd. (“Maiden Reinsurance”), a wholly-owned subsidiary of Maiden, is a Bermuda reinsurer. The following section describes the agreements in place between us and Maiden.

Reinsurance Agreements with Maiden Holdings, Ltd.

In 2007, we and Maiden entered into a master agreement, as amended, by which our Bermuda subsidiary, AmTrust International Insurance, Ltd. (“AII”), and Maiden Reinsurance entered into a quota share reinsurance agreement (the “Maiden Quota Share”), as amended. Under the agreement AII retrocedes to Maiden Reinsurance certain lines of business assumed by AII from our U.S., Irish and U.K. (excluding Motors Insurance Company Limited, AMT Mortgage Insurance Limited and the Lloyd’s syndicates) insurance companies (the “AmTrust Ceding Insurers”), net of the cost of unaffiliated inuring reinsurance (and in the case of our U.K. insurance subsidiary, AmTrust Europe Ltd. (“AEL”), net of commissions), an amount equal to 40% of the premium written by the AmTrust Ceding Insurers. AII also retrocedes 40% of losses. Effective July 1, 2018, with respect to AEL only, AII will assume from AEL and AII will retrocede to Maiden Reinsurance an amount equal to 20% of AEL’s premium and 20% of related losses. Certain business that we commenced writing after the effective date of the Maiden Quota Share, including, among other lines, our European medical liability business discussed below, and business assumed from Tower Group International, Ltd. (“Tower”) pursuant to the cut-through quota share reinsurance agreement, is not ceded to Maiden Reinsurance under the Maiden Quota Share (ceded business defined as “Covered Business”).

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

European Quota Share

We, through our subsidiaries AEL and AIU, have a reinsurance agreement with Maiden Reinsurance by which we cede to Maiden Reinsurance 40% of our European medical liability business, including business in force at April 1, 2011. From April 1, 2011 through June 30, 2016, that percentage ceded by both AEL and AIU was 40%. Effective July 1, 2016, the percentage ceded by AEL decreased to 32.5%, and, effective July 1, 2017, decreased to 20%. The quota share had an initial term of one year and was renewed through March 31, 2019. The agreement can be terminated by either party on four months’ prior written notice. Maiden Reinsurance pays us a 5% ceding commission, and we will earn a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%. We did not receive any profit commissions for this business for the year ended December 31, 2017.

Note Payable to Maiden - Collateral for Proportionate Share of Reinsurance Obligations

In conjunction with the Maiden Quota Share, as described above, we entered into a loan agreement with Maiden Reinsurance during the fourth quarter of 2007, whereby Maiden Reinsurance loaned to us the amount equal to AII's quota share of the obligations of the AmTrust Ceding Insurers that AII was then obligated to secure. Advances under the loan, which were made in three separate tranches of $113.5 million (December 2007), $20.2 million (April 2008) and $34.2 million (June 2008), are secured by promissory notes and totaled approximately $168.0 million as of December 31, 2017. The loan agreement provided for interest at a rate of LIBOR plus 90 basis points (which is applicable to all three advances) and is payable on a quarterly basis. We recorded $3.4 million of interest expense during the year ended December 31, 2017. The maturity date with respect to each advance was ten years from the date the advance was made. On December 18, 2017, we and Maiden Reinsurance agreed to extend the maturity date of the loan to coincide with the renewal date of the Maiden Quota Share (June 30, 2019) and adjust the interest rate to the federal funds rate plus 200 basis points. Effective December 1, 2008, AII and Maiden Reinsurance entered into a Reinsurer Trust Assets Collateral agreement whereby Maiden Reinsurance is required to provide AII the assets required to secure Maiden’s proportional share of AII’s obligations to the AmTrust Ceding Insurers. In addition, pursuant to the quota share reinsurance agreement among AEL, AIU and Maiden Reinsurance for our European medical liability business, Maiden Reinsurance is required to provide AEL and AIU the assets required to secure AEL’s and AIU’s obligations. The aggregate amount of this collateral as of December 31, 2017 was approximately $3.6 billion. Maiden retains ownership of the collateral in the trust account.

Reinsurance Brokerage Agreement

We, through a subsidiary, have a reinsurance brokerage agreement with Maiden. Pursuant to the brokerage agreement, we provide brokerage services relating to the Maiden Quota Share for a fee equal to 1.25% of reinsured premium. We recorded $24.2 million of brokerage commission during the year ended December 31, 2017.

Asset Management Agreement

One of our subsidiaries manages the assets of certain of Maiden’s subsidiaries for an annual rate of 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1.0 billion or less, and an annual rate of 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is more than $1.0 billion. Our subsidiary managed approximately $5.0 billion of assets as of December 31, 2017, related to this agreement. As a result of this agreement, we recorded approximately $7.5 million of asset management fees for the year ended December 31, 2017.

National General Holdings Corp. Investment and Transactions

NGHC is a publicly-held specialty personal lines insurance holding company (Nasdaq: NGHC) that operates twenty-two insurance companies in the U.S. and provides a variety of insurance products, including personal and commercial automobile, homeowners and umbrella, and supplemental health. NGHC’s two largest stockholders are the MK Family Trust and a grantor retained annuity trust controlled by Leah Karfunkel. The ultimate beneficiaries of the MK Family Trust include Leah Karfunkel’s children, one of whom is married to Mr. Zyskind. In addition, Barry Karfunkel, the son of Leah Karfunkel and brother-in-law of Mr. Zyskind, is the chief executive officer of NGHC and Mr. Zyskind is NGHC’s non-executive chairman of the board.

On June 9, 2017, we announced that we entered into agreements to sell 10,586,000 common shares of NGHC at a price of $20.00 per share (representing a discount of 8.3% to NGHC’s common stock closing market price on the Nasdaq Stock Exchange on June 8, 2017). The sale was completed through separate, privately negotiated purchase agreements with unaffiliated third parties and resulted in a $68.4 million realized gain, and our ownership interest in NGHC decreased from approximately 11.5% to approximately 1.6% which remained unchanged at December 31, 2017.

Sale of NPS and Termination of Master Services Agreement

On September 13, 2017, AmTrust North America, Inc. (“ANA”), one of our wholly-owned subsidiaries, entered into an Asset Purchase and License Agreement (the “Agreement”) with NGHC, pursuant to which ANA sold to NGHC the personal lines policy management system that ANA had developed for NGHC (the “System”), the related intellectual property, as well as a non-exclusive perpetual license to certain software programs NGHC may use in connection with the System. NGHC will pay ANA consideration of $200.0 million, which is payable in three equal installments, with the first payment made upon the execution of the Agreement, the second payment that was paid in the first quarter of 2018, and the third payment payable upon the completion of the full separation and transfer of the System to NGHC’s operating environment in accordance with the terms of the Agreement or eighteen months, whichever is later. The consideration also compensated ANA for System licensing fees of $9.3 million through the date of sale. In addition, NGHC will be required to pay ANA costs for the implementation of the System in NGHC’s environment (up to $5.0 million) and certain other production and development support costs consistent with past practice. NGHC offered employment to over 100 ANA employees who support the System. During the period of September 13, 2017 through December 31, 2017, NGHC was required to pay ANA costs for the following items: implementation of the System in NGHC's environment, ongoing production support of NGHC's environment, transition costs for the employees to whom NGHC offered employment to support the System and hardware purchased to facilitate the implementation of the System.

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

The Agreement terminated the Master Services Agreement, dated February 22, 2012, between ANA and a subsidiary of NGHC (the “MSA”) pursuant to which ANA provided (i) information technology services in connection with the development and licensing of the System at a cost of 1.25% of the gross written premium of NGHC and its affiliates written on the System plus our costs for development of the System at a price of cost plus 20%, plus costs for the support services of the System at a price of cost only; (ii) printing and mailing services at a per piece cost for policy and policy related materials, such as invoices, quotes, notices and endorsements, associated with the policies we processed for NGHC and its affiliates on the System; and (iii) lockbox services for policies processed on the System, and scanning of correspondence and supplemental materials. Under the MSA, NGHC was obligated to pay the licensing fee for use of the System until 2023 and actual cost for the other ancillary services. However, under the Agreement, as of July 1, 2017, ANA no longer charges NGHC for the 1.25% licensing fee or the cost plus 20% development fee for the System, but for a limited period of time until the parties agree upon a transition date, ANA will continue to provide NGHC and its affiliates printing, mailing and lockbox services and hosting of certain infrastructure, under the same terms as these services were provided under the MSA. As a result of the sale, we recognized a gain on sale of approximately $187.0 million for the year ended December 31, 2017. We recorded a financing receivable of $130.6 million from NGHC for the remaining payments.

We charge NGHC for these services based on actual volume and actual cost. We recorded approximately $44.6 million of fee income for the year ended December 31, 2017 related to this agreement.

Asset Management Agreement

One of our subsidiaries manages the assets of certain of NGHC’s subsidiaries, including the assets of reciprocal insurers managed by subsidiaries of NGHC, for an annual rate of 0.20% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for the preceding quarter is $1.0 billion or less, and 0.15% of the average aggregate value of the assets under management for the preceding quarter if the average aggregate value for that quarter is more than $1.0 billion. In addition, NGHC’s subsidiaries reimburse us for certain expenses directly related to managing the portfolio. Our subsidiary managed approximately $3.3 billion of assets as of December 31, 2017 related to this agreement. As a result of this agreement, we earned approximately $10.7 million of asset management fees for the year ended December 31, 2017.

Investment in Life Settlement Contracts

We currently have a 50% ownership interest in each of two entities (“LSC Entities”) formed for the purpose of acquiring life settlement contracts, with a subsidiary of NGHC owning the other 50%. We provide certain actuarial and finance functions related to the LSC Entities, for which NGHC receives a benefit. As a result of this arrangement, the LSC Entities collectively paid us approximately $614,400 for these services for the year ended December 31, 2017. However, as described in Note 6. “Investment in Life Settlements” to our consolidated financial statements appearing in the Original Filing, during 2017 we either sold to an unrelated third party or contributed to a limited partnership managed and operated by an unrelated third party all but six of our life settlement contracts, meaning that we expect these actuarial and finance functions related to the LSC Entities going forward to be minimal.

800 Superior, LLC

We and NGHC each have a 50% ownership interest in 800 Superior, LLC (“800 Superior”), which owns an office building in Cleveland, Ohio. The cost of the building was approximately $7.5 million. We have been appointed managing member of 800 Superior. Additionally, in conjunction with our approximate 2% ownership percentage of NGHC, we ultimately receive 51% of the profits and losses of 800 Superior.

NGHC has an office lease agreement with 800 Superior. The lease agreement is through 2027. NGHC paid 800 Superior approximately $2.8 million of rent for the year ended December 31, 2017. One of our subsidiaries also leases from 800 Superior space in the same office building for the same term and same base rent per square foot.

In September 2012, 800 Superior received $19.4 million in net proceeds from a financing transaction we and NGHC entered into with Key Community Development Corporation (“KCDC”) related to a capital improvement project for the office building owned by 800 Superior. We, NGHC and KCDC collectively made capital contributions (net of allocation fees) and loans to 800 Superior NMTC Investment Fund II and 800 Superior NMTC Investment Fund I LLC (collectively, the “Investment Funds”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments (“QLICIs”).

In addition to the capital contributions and loans from us, NGHC and KCDC, as part of the transaction, the Investment Funds received, directly and indirectly, proceeds of approximately $8.0 million through two loans originating from state and local governments of Ohio. These loans are each for a period of 15 years and have an average interest rate of 2.0% per annum. We and NGHC both serve as guarantors under these loans.

The Investment Funds then contributed the loan proceeds and capital contributions of $19.4 million to two CDEs, which, in turn, loaned the funds on similar terms to 800 Superior. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by KCDC, net of allocation fees) will be used to fund the capital improvement project. As collateral for these loans, we granted a security interest in the assets acquired with the loan proceeds.

We and NGHC are each entitled to receive an equal portion of 49% of the benefits derived from the NMTCs generated by 800 Superior Investment Fund II LLC, while KCDC is entitled to the remaining 51%. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. During this seven years compliance period, the entities involved are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in the projected tax benefits not being realized and, therefore, could require us to indemnify KCDC for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. In addition, this transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase KCDC's interest in the Investment Funds in September 2019 at the end of the recapture period. We entered into an agreement with NGHC whereby they have agreed to indemnify us for serving as guarantor under the NMTC arrangement and contribute their portion of any payments required.

4455 LBJ Freeway, LLC

We and NGHC each have a fifty percent ownership interest in 4455 LBJ Freeway, LLC (“4455 LBJ Freeway”), which owns an office building in Dallas, Texas. The cost of the building was approximately $21.1 million. We have been appointed the managing member of 4455 LBJ Freeway. Additionally, in conjunction with our approximate 2% ownership percentage of NGHC, we ultimately receive 51% of the profits and losses of 4455 LBJ Freeway.

NGHC has an office lease with 4455 LBJ Freeway that expires in February 2028. We recorded approximately $2.1 million of service and fee income related to NGHC rent for the year ended December 31, 2017. Lastly, 4455 LBJ Freeway entered into a ten-year loan agreement secured by the office building owned by 4455 LBJ Freeway. As part of that transaction, we and NGHC provided a joint and several guaranty to the lender. As a result, we and NGHC entered into an agreement to contribute 50% toward any payments the other party would be required to make pursuant to this guaranty.

Other Related Party Transactions

ACP Re, Ltd. Credit Agreement

ACP Re, Ltd. (“ACP Re”) is a privately-held Bermuda reinsurance holding company owned by the MK Family Trust.

We, as Administrative Agent, AII and NG Re Ltd. (both “Lenders”) entered into a credit agreement with ACP Re in September 2014 pursuant to which the Lenders made a $250.0 million loan to ACP Re. On September 20, 2016, we, the Lenders, ACP Re Holdings, LLC , a Delaware LLC owned 99.9% by the MK Family Trust (the “Borrower”), and the MK Family Trust entered into an Amended and Restated Credit Agreement, replacing the September 2014 agreement with ACP Re.

The Amended and Restated Credit Agreement has a maturity date of September 20, 2036, but commencing on September 20, 2026, and for each year thereafter, 2% of the then outstanding principal balance of the loan (inclusive of any amounts previously paid in kind) is due and payable. Interest on the outstanding principal balance of $250.0 million is a fixed annual rate of 3.70% (payable in cash, semi-annually, in arrears, on the last day of January and July), provided that up to 1.20% thereof may be paid in kind. The Borrower has the right to prepay the amounts borrowed, in whole or in part. At the Lenders’ discretion, the Borrower may repay the loan using cash or tradeable stock of an equivalent market value of any publicly traded company on the NYSE, Nasdaq or London stock exchange. We earn fees for our service as Administrative Agent, plus reimbursement of any costs, expenses and certain other charges.

The Amended and Restated Credit Agreement contains a covenant requiring the MK Family Trust to cause the Borrower to maintain assets having a value greater than 115% of the value of the then outstanding loan balance, and if there is a shortfall, the MK Family Trust will make a contribution to the Borrower of assets having a market value of at least the shortfall (the “Maintenance Covenant”). The amounts borrowed are secured by equity interests, cash and cash equivalents, other investments held by the Borrower, and proceeds of the foregoing in an amount equal to the requirements of the Maintenance Covenant.

The Amended and Restated Credit Agreement provides for customary events of default, with grace periods where appropriate, including failure to pay principal when due, failure to pay interest or fees within three business days after becoming due, breach of the Maintenance Covenant, breaches of representations and warranties, default under certain other indebtedness, certain insolvency, receivership or insurance regulatory events affecting the Borrower, the occurrence of certain material judgments, certain amounts of reportable ERISA or foreign pension plan noncompliance events, a change of control of greater than 50% of the MK Family Trust, or any security interest created ceases to be in full force and effect. Upon the occurrence and during the continuation of an event of default, we, as Administrative Agent, upon the request of any Lender, could declare the Borrower’s obligations immediately due and payable and/or exercise any and all remedies and other rights under the Amended and Restated Credit Agreement.

As of December 31, 2017, we recorded $128.5 million of loan and related interest receivable and interest income of $4.7 million related to the Amended and Restated Credit Agreement.

$300,000 Private Placement

In 2017, we issued 24,096,384 shares of common stock at a price of $12.45 per share (the closing market price of our common stock on May 25, 2017), resulting in gross proceeds to us of $300.0 million through a private placement (“Private Placement”). We contributed the proceeds from the Private Placement to our insurance subsidiaries to support their financial strength, continued organic growth, and writing of business. Certain members of the families of each of George Karfunkel, Leah Karfunkel and Barry Zyskind were the sole purchasers in the Private Placement. The purchasers received unregistered shares of common stock, as well as certain rights to register the shares at a future date. Additionally, the purchasers agreed not to transfer the common stock, subject to certain limited exceptions for bona fide estate planning purposes, for a period of one-year from the date of purchase and not to exercise their right to vote their shares of common stock until after the conclusion of our 2018 annual meeting of shareholders.

Corporate Office Lease Agreements

We lease office space at 59 Maiden Lane in New York, New York from 59 Maiden Lane Associates, LLC, an entity that is wholly-owned by Leah Karfunkel and George Karfunkel. The lease term is through May 2023. We paid approximately $1.9 million for the year ended December 31, 2017 for this leased office space.

We lease office space in Chicago, Illinois from IC 233 Building Company LLC, a wholly-owned subsidiary of Illinois Center (defined below). The lease term is ten years through the end of May 2026. We paid approximately $1.4 million for the year ended December 31, 2017 for this leased office space.

Equity Investments in Limited Partnerships

In February 2015, we invested approximately $9.7 million in North Dearborn Building Company, L.P. (“North Dearborn”), a limited partnership that owns an office building in Chicago, Illinois. NGHC is also a limited partner in North Dearborn, and the general partner is NA Advisors GP LLC (“NA Advisors”), an entity controlled by Leah Karfunkel and managed by an unrelated third party. We and NGHC each received a 45% limited partnership interest in North Dearborn for our respective $9.7 million investments, while NA Advisors invested approximately $2.2 million and holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. From time to time, we, NGHC and NA Advisors will make capital contributions to, or receive distributions from, North Dearborn, in all instances in accordance with respective ownership percentages. North Dearborn appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. We recorded a loss of $4.7 million from this investment during the year ended December 31, 2017.

In 2015, certain of our subsidiaries invested approximately $53.7 million in Illinois Center Building Company, L.P. (“Illinois Center”), a limited partnership that owns an office building complex in Chicago, Illinois. NGHC and ACP Re are also limited partners in Illinois Center, and the general partner is NA Advisors. We and NGHC each have a 37.5% limited partnership interest in Illinois Center, while ACP Re has a 15% limited partnership interest. NA Advisors holds a 10% general partnership interest and a 10% profit interest, which NA Advisors pays to the unrelated third party manager. From time to time, we, NGHC, ACP Re and NA Advisors will make capital contributions to, or receive distributions from, Illinois Center, in all instances in accordance with respective ownership percentages. Illinois Center appointed NA Advisors as the general manager to oversee the day-to-day operations of the office building and pays NA Advisors an annual fee for these services. We recorded a loss of $16.6 million from this investment during the year ended December 31, 2017.

Merger Agreement

On March 1, 2018, we entered into an agreement and plan of merger with Evergreen Parent, L.P. (“Evergreen Parent”), an entity formed by private equity funds managed by Stone Point Capital LLC (“Stone Point”), together with Barry Zyskind, George Karfunkel and Leah Karfunkel (such individuals, collectively, the “Karfunkel-Zyskind Family”) pursuant to which Evergreen Parent will acquire all of our outstanding common shares, par value $0.01 per share (the “Common Stock”) that are not currently owned or controlled by the Karfunkel-Zyskind Family and its affiliates and certain related parties (the “Merger Agreement”). The Karfunkel-Zyskind Family and its affiliates and certain related parties currently own or control approximately 55% of our outstanding shares of Common Stock.

Pursuant to the transactions contemplated by the Merger Agreement, each outstanding share of our Common Stock (other than certain excluded shares) will be converted into the right to receive $13.50 per share of Common Stock in cash, without interest and less any required withholding taxes (the “Merger Consideration”). Common Stock owned by us, any of our wholly-owned subsidiaries, a subsidiary formed to participate in the merger, Evergreen Parent (including the Rollover Shares (as defined below)) or holders who have properly exercised dissenters’ rights under Delaware law will not be converted into the right to receive the Merger Consideration.

Consummation of the Merger is subject to certain customary conditions, including approval by our stockholders as described below and receipt of required regulatory approvals. The closing of the Merger is subject to a non-waivable condition that the Merger Agreement be adopted by the affirmative vote of (i) the holders of at least a majority of all outstanding shares of Common Stock and (ii) the holders of at least a majority of all outstanding shares of Common Stock held by the “Public Stockholders” (defined as stockholders other than Evergreen Parent and its affiliates, the Rollover Stockholders (as defined below)) and their respective affiliates and certain related parties and our directors and officers as set forth on Schedule I to the Merger Agreement), in each case, entitled to vote on the Merger at a meeting of stockholders duly called and held for such purpose (the “Requisite Stockholder Vote”). The Merger Agreement does not contain a financing condition.

The Merger Agreement contains customary termination rights for us and Evergreen Parent, which were described in our Current Report on Form 8-K filed on March 1, 2018. The Merger Agreement also contains customary representations, warranties and covenants of ours, including covenants to conduct our business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and not to engage in certain types of transactions during this interim period without the prior written consent of Evergreen Parent.

Evergreen Parent has obtained equity financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Evergreen Parent to pay the aggregate Merger Consideration and all related fees and expenses. Private equity funds managed by Stone Point and an investment entity controlled by the Karfunkel-Zyskind Family have committed to capitalize Evergreen Parent, at or immediately prior to the effective time of the Merger, with an aggregate equity contribution in an amount up to $800.0 million and $400.0 million, respectively, in exchange for equity interests in Evergreen Parent, subject to the terms and conditions set forth in certain equity financing commitment letters, dated as of March 1, 2018. In addition, the Karfunkel-Zyskind Family and its affiliates and certain related parties (the “Rollover Stockholders”) have entered into a rollover agreement, dated as of March 1, 2018, pursuant to which such Rollover Stockholders have committed to contribute all of the shares of Common Stock that they own to Evergreen Parent immediately prior to the closing of the Merger (the “Rollover Shares”). The Rollover Agreement also provides that the Rollover Stockholders will, among other things, vote or cause to be voted their respective shares of Common Stock in favor of any proposal to approve the Merger and the Merger Agreement.

Use of Company Aircraft

We and our wholly-owned subsidiary, AmTrust Underwriters, Inc. (“AUI”), are each a party to aircraft time share agreements with each of Maiden and NGHC. The agreements provide for payment to us or AUI for usage of our respective company-owned aircraft and to cover actual expenses incurred and permissible under federal aviation regulations. Such expenses include, among others, travel and lodging expenses of the crew, in-flight catering, flight planning and weather contract services, ground transportation, fuel, landing and hanger fees, and airport taxes, among others. Neither we nor AUI charges Maiden or NGHC for the fixed costs that would be incurred in any event to operate the aircrafts (for example, aircraft purchase costs, insurance and flight crew salaries). During the year ended December 31, 2017, neither Maiden nor NGHC used our aircraft under these agreements.

In addition, for personal travel, Barry Zyskind and Leah Karfunkel each entered into an aircraft reimbursement agreement with us and AUI. Since entering into such agreements, Mr. Zyskind and Mrs. Karfunkel have each fully reimbursed us and AUI for the incremental cost billed by us and AUI for their respective personal use of our aircraft. Mr. Zyskind reimbursed us and AUI approximately $640,000 for his personal use of the aircraft during the year ended December 31, 2017. Mrs. Karfunkel did not use the aircraft for personal use during the year ended December 31, 2017.

Family Relationships

Tristan Caviet, son of Max Caviet, is employed as head of special risks with AEL. Natalie Caviet, daughter of Max Caviet, is employed as a liability underwriter with AEL. Marita Longo-Stoner, sister of Christopher Longo, is employed as director of software quality - assistant vice president of operations for ANA. Joseph Brecher, son-in-law of Mr. Zyskind, is employed by ANA as a business analyst. None of these employees is one of our executive officers. The compensation, perquisites and benefits we provide to them are substantially comparable to those provided to other employees with similar qualifications, responsibilities and experience. Tristan Caviet’s and Natalie Caviet’s compensation is paid in British pounds, but for this disclosure was converted to U.S. dollars using the spot market currency exchange rate in effect on December 29, 2017 of $1.3513 to £1.00. During the year ended December 31, 2017, Tristan Caviet earned a salary and bonus of £235,000 ($313,933), Natalie Caviet earned a salary and bonus of £225,000 ($300,904), Marita Longo-Stoner earned a salary and bonus of $182,146 and Joseph Brecher earned a salary and bonus of $568,801.

Independence of Directors

Certain SEC and Nasdaq Marketplace Rules require that at least a majority of our Board of Directors be independent. A director will qualify as independent if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that five of our eight directors, Donald DeCarlo, Susan Fisch, Abraham Gulkowitz, Raul Rivera and Mark Serock, are independent directors under the applicable rules. The remaining three directors, Barry Zyskind, George Karfunkel and Leah Karfunkel, do not qualify as independent directors.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Our Audit Committee approves the fees and other significant compensation to be paid to our independent auditors for the purpose of preparing or issuing an audit report or related work. Our Audit Committee also preapproves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed for us by our independent auditors, subject to the de minimis exceptions for non-audit services described in the Exchange Act.

Our Audit Committee reviewed and discussed with KPMG LLP, our independent public accounting firm for the fiscal year ended December 31, 2017, the following fees for services rendered for the 2017 and 2016 fiscal years and considered the compatibility of non-audit services with KPMG LLP’s independence.

The following table presents the aggregate fees billed or expected to be billed for professional services rendered to us by KPMG LLP for 2017 and 2016. Other than as set forth or described below, no professional services were rendered or fees billed by KPMG LLP or its international affiliates during 2017 and 2016.

KPMG LLP	2017	2016
Audit(1)	$26,788,900	$26,039,472
Audit Related(2)	3,970,365	458,989
Tax Fees(3)	125,900	106,410
All Other Fees(4)	85,100	11,961
Total	$30,970,265	$26,616,832

(1)
Audit fees relate to professional services rendered for: (i) the integrated audit of our annual financial statements and internal control over financial reporting, (ii) comfort letters, (iii) acquisition work related to the audit, (iv) audit of domestic and international statutory reports, (v) Solvency II audits associated with our international subsidiaries, (vi) fees associated with responses to SEC-related communications, and (vii) expenses incurred related to services performed. The 2016 Audit Fees reflect fees of $11,310,168 that were not presented in the prior year table due to the timing of the filing of the 2016 Form 10-K. These fees are associated with changes in scope, including additional statutory audit requirements, which were determined subsequent to the preparation of this table previously. This is consistent with our disclosure in the prior year table, which indicated additional fees had been incurred, but not yet billed.

(2)
Audit-related fees relate to professional services rendered for: (i) audits of the 2014, 2015, 2016 and 2017 financial statements of AMT Agency Holdings, Inc. in connection with the sale of an equity interest in certain of our U.S.-based fee businesses, which was announced in 2017 and closed in 2018, (ii) benefit plan audits, and (iii) the audits of service organization internal controls.

(3)	Tax fees relate to professional services rendered for tax compliance and consultation services.
(4)	All other fees relate to professional services rendered for independent actuarial reviews, reserve opinions, and agreed upon procedure engagements.

Pre-Approval Policies and Procedures of the Audit Committee

Pursuant to its charter, the Audit Committee pre-approves all audit and permitted non-audit services, including engagement fees and terms thereof, to be performed for us by the independent auditors, subject to the exceptions for certain non-audit services approved by the Audit Committee prior to the completion of the audit in accordance with Section 10A of the Exchange Act. The Audit Committee must also pre-approve all internal control-related services to be provided by the independent auditors. The Audit Committee will generally pre-approve a list of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to a specified cost level. In addition, from time to time, we may want the independent auditors to perform additional permitted services that the Audit Committee must pre-approve before the independent auditors can proceed with providing such services.

Our Audit Committee follows an Audit and Permitted Non-Audit Services Pre-Approval Policy, which sets forth the current procedures and the conditions pursuant to which services proposed by our independent auditor must be pre-approved. The proposed services either may (i) be pre-approved pursuant to pre-approval policies and procedures established by the Audit Committee that are detailed as to the particular service and do not delegate Audit Committee responsibilities to management, without consideration of specific case-by-case services by the Audit Committee (“class pre-approval”), or (ii) require the specific pre-approval of the Audit Committee (“specific pre-approval”). The Audit Committee believes that the combination of these two approaches results in an effective and efficient procedure to pre-approve services performed by our independent auditor. Unless a class of service has received class pre-approval, it will require specific pre-approval by the Audit Committee if it is to be provided by our independent auditor. Any proposed services exceeding pre-approved cost levels will also require specific pre-approval by the Audit Committee. All requests for services to be provided by our independent auditor are submitted to our Chief Financial Officer, who determines whether or not such service is included among the services that have received class pre-approval or require specific pre-approval by the Audit Committee. If such services are included in the class pre-approvals, the Chief Financial Officer has the authority to approve the service. Requests or applications to provide services that require specific pre-approval of the Audit Committee are submitted to the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)
Documents filed as part of this report: The financial statements and financial schedules listed in the Index to Consolidated Financial Statements and Schedules in the Original Filing are filed as part of this report.

(b)	Exhibits:

Exhibit No.	Description
2.1**
Contribution and Stock Purchase Agreement, dated as of November 3, 2017, by and between the Company, FeeCo Holdings LP, and Mayfield Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on November 6, 2017)

2.2
Amendment No. 1 to the Contribution and Stock Purchase Agreement, dated as of February 28, 2018, by and between the Company, Mayfield Holdings LLC and MH JV Holdings, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2018)

2.3**
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

4.25	Form of depositary receipt (included as Exhibit A to Exhibit 4.20) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on July 1, 2014)
4.26	Form of depositary receipt (included as Exhibit A to Exhibit 4.21) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 16, 2014)
4.27	Form of depositary receipt (included as Exhibit A to Exhibit 4.22) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 19, 2015)
4.28	Form of depositary receipt (included as Exhibit A to Exhibit 4.23) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 15, 2016)
4.29	Form of depositary receipt (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on September 27, 2016)

Exhibit No.	Description
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
10.2*
AmTrust Financial Services, Inc. 2010 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 29, 2016)

10.3*
Employment Agreement, dated as of January 1, 2005, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-134960) filed on June 12, 2006)

10.4*
Amendment to Employment Agreement, dated October 6, 2010, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on October 7, 2010)

10.5*
Second Amendment to Employment Agreement, dated March 22, 2013, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.6*
Amendment to Employment Agreement, dated April 5, 2017, by and between the Company and Barry D. Zyskind (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (No. 001-33143) filed on May 10, 2017)

10.7*
Employment Agreement, dated November 22, 2010, by and between the Company and Max G. Caviet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on November 23, 2010)

10.8*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.9*
Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)

10.10*
Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.11*
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.12*
Amendment No. 4 to Employment Agreement, dated December 27, 2017, by and between the Company and Christopher M. Longo (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2018)

10.13*
Amended and Restated Employment Agreement, dated June 13, 2017, by and between the Company and Ronald E. Pipoly, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 13, 2017)

10.14*
Employment Agreement, dated as of March 1, 2010, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2010)

10.15*
Amendment No. 1 to Employment Agreement, dated November 3, 2010, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 001-33143) filed on November 9, 2010)

10.16*
Amendment No. 2 to Employment Agreement, dated March 1, 2012, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 5, 2012)

10.17*
Amendment No. 3 to Employment Agreement, dated March 22, 2013, by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 25, 2013)

10.18*
Amendment No. 4 to Employment Agreement, dated December 14, 2017 by and between the Company and Michael J. Saxon (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2018)

10.19*
Employment Agreement, dated August 8, 2017, by and between the Company and Adam Karkowsky (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (No. 001-33143) filed on August 10, 2017)

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2018)
23.1
Consent of KPMG LLP, Independent Registered Public Accounting Firm, relating to the Financial Statements of the Company (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K (No. 01-33143) filed on March 16, 2018)

23.2
Consent of BDO USA, LLP, Independent Registered Public Accounting Firm, relating to the Financial Statements of the Company (incorporated by reference to Exhibit 23.2 to the Company's Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2018)

31.1
Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2018)

31.2
Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company's Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2018)

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.4	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2018)

32.2
Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company's Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2018)

101.1***
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) the Notes to the Consolidated Financial Statements.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Company may be participants.
**
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted Schedules upon request of the Securities and Exchange Commission.

***	Previously filed with the Company's Form 10-K filed with the Securities and Exchange Commissions on March 16, 2018, which is amended hereby.
^	Certain portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

(c)	Schedules: See Item 15(a).

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMTRUST FINANCIAL SERVICES, INC.
April 23, 2018	By:	/s/ Adam Karkowsky
Name: Adam Karkowsky Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Barry D. Zyskind	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 23, 2018
Barry D. Zyskind

/s/ Adam Karkowsky	Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2018
Adam Karkowsky

/s/ Leah Karfunkel	Director	April 23, 2018
Leah Karfunkel

/s/ George Karfunkel	Director	April 23, 2018
George Karfunkel

/s/ Donald DeCarlo	Director	April 23, 2018
Donald DeCarlo

/s/ Susan Fisch	Director	April 23, 2018
Susan Fisch

/s/ Abraham Gulkowitz	Director	April 23, 2018
Abraham Gulkowitz

/s/ Raul Rivera	Director	April 23, 2018
Raul Rivera

/s/ Mark Serock	Director	April 23, 2018
Mark Serock