Form 10-Q
period 2018-03-31
Amtrust Financial Services, Inc.
filed 2018-05-10
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

As of May 2, 2018, the Registrant had one class of Common Stock ($0.01 par value), of which 196,355,520 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED BALANCE SHEETS (unaudited) (In Millions, Except Par Value per Share)

	March 31, 2018	December 31, 2017
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost $8,466.9; and $7,408.7)	$8,388.7	$7,488.3
Fixed maturity securities, trading, at fair value (amortized cost $105.0; and $52.2)	100.8	49.8
Equity securities, at fair value (cost $136.0; and $195.9) (1)	149.4	211.7
Short-term investments	206.9	187.8
Other investments (related party $54.6; and $56.6)	438.0	212.0
Total investments	9,283.8	8,149.6
Cash and cash equivalents	728.5	763.1
Restricted cash and cash equivalents	408.5	480.1
Accrued interest and dividends	71.8	64.4
Premiums receivable, net	2,948.2	2,784.8
Reinsurance recoverable (related party $3,029.1; and $3,026.8)	6,012.3	6,131.4
Prepaid reinsurance premiums (related party $1,239.4; and $1,172.3)	2,213.7	2,137.3
Federal income tax receivable	53.7	73.9
Deferred policy acquisition costs	969.9	922.9
Assets held for sale	—	900.9
Property and equipment, net	444.4	453.4
Goodwill	534.4	552.9
Intangible assets	367.8	380.8
Other assets (related party $391.6; and $271.4; recorded at fair value $15.4; and $20.8)	1,664.0	1,423.1
Total assets	$25,701.0	$25,218.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$12,246.4	$12,138.8
Unearned premiums	5,591.0	5,279.2
Ceded reinsurance premiums payable (related party $724.1; and $402.4)	839.2	809.6
Funds held under reinsurance treaties	69.3	83.6
Note payable on collateral loan – related party	168.0	168.0
Securities sold but not yet purchased, at fair value	111.1	75.5
Liabilities held for sale	—	761.7
Deferred gain on retroactive reinsurance	324.1	330.0
Debt (net of debt issuance cost of $14.7, and $15.0)	1,292.9	1,288.7
Accrued expenses and other liabilities (related party $90.5; and $0; recorded at fair value $35.7; and $78.6)	1,126.6	913.5
Total liabilities	21,768.6	21,848.6
Commitments and contingencies
Redeemable non-controlling interest	—	1.9
Stockholders’ equity:
Common stock, $0.01 par value; 500.0 shares authorized; 210.8 issued in 2018 and 2017; 196.3 and 196.1 outstanding in 2018 and 2017, respectively	2.1	2.1
Preferred stock, $0.01 par value; 10.0 shares authorized; 5.4 issued and outstanding in 2018 and 2017; $913.7 aggregated liquidation preference in 2018 and 2017	913.7	913.7
Additional paid-in capital	1,640.9	1,639.6
Treasury stock at cost; 14.4 and 14.7 shares in 2018 and 2017, respectively	(240.5)	(242.1)
Accumulated other comprehensive (loss) income, net of tax	(49.3)	15.5
Retained earnings	1,490.1	860.9
Total AmTrust Financial Services, Inc. equity	3,757.0	3,189.7
Non-controlling interest	175.4	178.4
Total stockholders’ equity	3,932.4	3,368.1
Total liabilities and stockholders’ equity	$25,701.0	$25,218.6

(1)
In connection with the adoption of ASU 2016-01, the consolidated balance sheets as of December 31, 2017 have been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the adoption of ASU 2016-01.

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (In Millions, Except Per Share Data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net earned premiums	$1,354.9	$1,222.5
Service and fee income (related parties - $14.5; and $20.3)	116.1	137.5
Net investment income	68.2	63.3
Net realized gain on investments	2.3	8.6
Gain on sale of U.S.-based fee business	724.1	—
Other	7.7	8.7
Total revenues	2,273.3	1,440.6
Losses and expenses:
Loss and loss adjustment expenses	972.9	840.3
Amortization of deferred acquisition costs (net of ceding commission and administrative services - related party - $158.9; and $153.7)	215.6	205.9
Underwriting, general and administrative expenses	212.6	122.3
Interest expense (net of interest income - related party - $1.2; and $1.6)	22.8	23.6
Foreign currency (gain) loss	(26.5)	18.0
Other	214.6	162.9
Total losses and expenses	1,612.0	1,373.0
Income before income taxes and equity in earnings of unconsolidated subsidiaries	661.3	67.6
(Benefit) provision for income taxes	(14.6)	21.4
Income before equity in earnings of unconsolidated subsidiaries	675.9	46.2
Equity in earnings of unconsolidated subsidiaries	—	4.0
Net income	675.9	50.2
Net loss (income) attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	2.5	(11.0)
Net income attributable to AmTrust stockholders	678.4	39.2
Dividends on preferred stock	(16.6)	(16.6)
Net income attributable to AmTrust common stockholders	$661.8	$22.6
Earnings per common share:
Basic earnings per share	$3.37	$0.13
Diluted earnings per share	3.36	$0.13
Dividends declared per common share	$0.17	$0.17

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited) (In Millions)

	Three Months Ended March 31,
	2018	2017
Net income	$675.9	$50.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	62.2	13.9
Change in fair value of interest rate swap	—	0.1
Unrealized (loss) gain on debt securities:
Gross unrealized holding (loss) gain	(157.1)	32.0
Less tax (benefit) expense	(32.4)	6.4
Cumulative effect of change in accounting principles, net of taxes of $20.4 (1)	(0.7)	—
Net unrealized holding (loss) gain	(125.4)	25.6
Reclassification adjustment for investment loss included in net income:
Other net realized loss on investments	(1.6)	(11.6)
Reclassification adjustment for investment loss included in net income	(1.6)	(11.6)
Other comprehensive (loss) income, net of tax	(64.8)	28.0
Comprehensive income	611.1	78.2
Less: comprehensive income attributable to non-controlling and redeemable non-controlling interest	2.5	11.0
Comprehensive income attributable to AmTrust Financial Services, Inc.	$608.6	$67.2

(1)	See Note 2. "Recent Accounting Pronouncements" for additional information on the adoptions of ASU 2016-01 and ASU 2018-02.

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In Millions)

	Three Months Ended March 31,
	2018	2017 (1)
Net cash provided by operating activities	$296.0	$249.1
Cash flows from investing activities:
Purchases of:
Fixed maturities, available-for-sale	(1,739.7)	(871.3)
Fixed maturity securities, trading	(268.5)	(170.8)
Equity securities	(56.1)	(41.4)
Other investments	(6.1)	(12.2)
Subsidiaries, net of cash received	0.2	(27.5)
Property, equipment and software	(7.5)	(156.2)
Life settlement contracts	—	(15.2)
Short term investments, net	(19.2)	—
Sales of:
Fixed maturities, available-for-sale (includes maturities & paydowns)	737.1	523.4
Fixed maturity securities, trading	214.1	131.8
Equity securities	122.9	119.3
Other investments	1.6	12.7
Securities sold but not purchased, net	35.8	25.3
Subsidiary, net of cash transferred (2)	538.4	—
Receipt of life settlement contract proceeds	—	18.1
Net cash used in investing activities	(447.0)	(464.0)
Cash flows from financing activities:
Repurchase agreements, net	—	133.5
Secured loan agreements borrowings	—	102.0
Secured loan agreements payments	(1.8)	(5.9)
Promissory notes payments	—	(26.2)
Financing fees	(0.1)	(0.1)
Contingent consideration payments	(1.4)	—
Non-controlling interest capital contributions from consolidated subsidiaries, net	(0.6)	8.6
Stock option exercise and other	(1.1)	1.5
Dividends distributed on common stock	(33.3)	(29.0)
Dividends distributed on preferred stock	(16.6)	(16.6)
Net cash (used in) provided by financing activities	(54.9)	167.8
Effect of exchange rate changes on cash	9.8	3.4
Cash, cash equivalents and restricted cash included in business classified as held for sale, beginning of the year	89.9	—
Net decrease in cash, cash equivalents and restricted cash and restricted cash equivalents	(106.2)	(43.7)
Cash, cash equivalents and restricted cash, beginning of the year	1,243.2	1,281.1
Cash, cash equivalents and restricted cash, end of the period	$1,137.0	$1,237.4

(1)
In connection with the adoption of ASU 2016-18, the disclosure for the three months ended March 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the adoption of ASU 2016-18.

(2)	Relates to the transfer of our U.S.-based fee business. See Note 13. "Divestiture" for additional information.

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Millions, Except Share and Per Share Data)

1. Basis of Reporting and Merger Agreement

Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the Securities and Exchange Commission ("SEC") on March 16, 2018 ("Form 10-K").

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2017, included in the Company’s Form 10-K filed with the SEC.

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

As more fully described in the Company's Current Report on Form 8-K filed with the SEC on March 1, 2018, at the effective time of the Merger, each outstanding share of the Company’s Common Stock (other than certain excluded shares) will be converted into the right to receive $13.50 per share of Common Stock in cash, without interest and less any required withholding taxes (the “Merger Consideration”). Common Stock owned by the Company, any wholly-owned subsidiary of the Company, a subsidiary formed to participate in the merger, Evergreen Parent (including the Rollover Shares (as defined below)) or holders who have properly exercised dissenters’ rights under Delaware law will not be converted into the right to receive the Merger Consideration.

Consummation of the Merger is subject to certain customary conditions, including approval by the Company’s stockholders as described below and receipt of required regulatory approvals. The closing of the Merger is subject to a non-waivable condition that the Merger Agreement be adopted by the affirmative vote of (i) the holders of at least a majority of all outstanding shares of Common Stock and (ii) the holders of at least a majority of all outstanding shares of Common Stock held by the “Public Stockholders” (defined as stockholders other than Evergreen Parent and its affiliates, the Rollover Stockholders (as defined below) and their respective affiliates and certain related parties and the Company’s directors and officers as set forth on Schedule I to the Merger Agreement), in each case, entitled to vote on the Merger at a meeting of stockholders duly called and held for such purpose (the “Requisite Stockholder Vote”), as more fully described in the proxy statement on Schedule 14A filed with the SEC on May 4, 2018.

The Merger Agreement contains customary termination rights for the Company and Evergreen Parent, which were described in the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018. The Merger Agreement also contains customary

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Millions, Except Share and Per Share Data)

representations, warranties and covenants of the Company, including covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and not to engage in certain types of transactions during this interim period without the prior written consent of Evergreen Parent.

Evergreen Parent has obtained equity financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Evergreen Parent to pay the aggregate Merger Consideration and all related fees and expenses. Private equity funds managed by Stone Point and an investment entity controlled by the Karfunkel-Zyskind Family have committed to capitalize Evergreen Parent, at or immediately prior to the effective time of the Merger, with an aggregate equity contribution in an amount up to $800.0 and $400.0, respectively, in exchange for equity interests in Evergreen Parent, subject to the terms and conditions set forth in certain equity financing commitment letters, dated as of March 1, 2018. In addition, the Karfunkel-Zyskind Family and its affiliates and certain related parties (the “Rollover Stockholders”) have entered into a rollover agreement, dated as of March 1, 2018, pursuant to which such Rollover Stockholders have committed to contribute all of the shares of Common Stock that they own to Evergreen Parent immediately prior to the closing of the Merger (the “Rollover Shares”). The Rollover Agreement also provides that the Rollover Stockholders will, among other things, vote or cause to be voted their respective shares of Common Stock in favor of any proposal to approve the Merger and the Merger Agreement.

The Company incurred $42.5 of transaction expenses in connection with the Merger during the three months ended March 31, 2018.

2. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2018, as compared to those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance, or potential significance, to the Company.

Recent Accounting Standards, Adopted

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments allow an entity to elect to reclassify the income tax effects of the U.S. federal government enacted tax bill, the Tax Cuts and Jobs Act ("TCJA"), on items within accumulated other comprehensive income to retained earnings. If an entity elects to reclassify the income tax effects, the amount of that reclassification only includes the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment related to items remaining in accumulated other comprehensive income. An entity is not permitted to reclassify the effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from operations. An entity is required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income. An entity is permitted to apply the guidance either at the beginning of the period of adoption or retrospectively to each period (or periods) in which the income tax effects of the TCJA are recognized. This guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, including adoption in any interim period. The Company adopted the guidance early on January 1, 2018. The cumulative effect was an increase to accumulated other comprehensive income and a decrease to retained earnings of $16.0.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies. As a result, the new guidance does not apply to the derecognition of businesses, nonprofit activities, or financial assets (including equity method investments), or to certain revenue transactions accounted for as revenue from contracts with customers. The new guidance also clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. In addition, transfers of nonfinancial assets to another entity in exchange for a noncontrolling ownership interest in that entity is accounted for under ASC 610-20, and the specific guidance on such partial exchanges from ASC 845, Nonmonetary Transactions is eliminated. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20, Property, Plant, and Equipment-Real Estate Sales is eliminated. As such, sales and partial sales of real estate assets are subject to the same derecognition model as all other nonfinancial assets. The Company adopted this guidance on a modified retrospective basis. The adoption of this guidance on January 1, 2018 did not have a material effect on the Company's financial position, results of operations or cash flows.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity recognizes the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction is also recognized at the time of the transfer. The adoption of this guidance on January 1, 2018 did not have a material effect on the Company's financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance and clarification for eight specific cash flow issues, which include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank owned life insurance policies, distributions received from equity-method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. As a result, amounts generally described as restricted cash and restricted cash equivalents are required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statement of cash flows. An entity is required to disclose the amounts of cash, cash equivalents, and restricted cash, disaggregated by related captions within the balance sheet, reconciled to the total amount cash, cash equivalents, and restricted cash presented in the statement of cash flows, and to disclose information on the nature of restrictions on its cash, cash equivalents, and restricted cash. The Company adopted both ASUs on January 1, 2018 using a retrospective transition method to each period presented.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the guidance (a) requires equity investments to be measured at fair value with changes in fair value recognized in earnings. However, an entity may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulted from observable price changes in orderly transactions for identical or similar investments of the same issuer, (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (c) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost, (d) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (e) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option, (f) requires separate presentation of financial assets and liabilities by measurement category and form on the balance sheet or the notes to the financial statements, and (g) clarifies that the need for a valuation allowance on a deferred tax asset related to an available for sale security should be evaluated with other deferred tax assets. The Company adopted the guidance on January 1, 2018. The cumulative effect was a decrease to accumulated other comprehensive income and an increase to retained earnings of $16.7. The Company elected to measure its equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, and applied the prospective transition method.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. The new standard supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and eliminates industry-specific guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following steps: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. The new standard requires variable consideration to be estimated as part of the determination of the transaction price of a contract subject to a constraint based on a probability assessment of revenue reversal. The new standard also requires certain incremental costs incurred to obtain or fulfill a contract to be deferred and amortized on a systematic basis consistent with the transfer of goods or services to the customer. The guidance also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

from contracts, including significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations (over time or at a point in time), determining transaction price and amounts allocated to performance obligations, and assets recognized from the costs incurred to obtain or fulfill a contract. ASU 2014-09 does not apply to insurance contracts, leases, financial instruments, and certain other agreements that are within the scope of other GAAP guidance. The Company adopted the standard on January 1, 2018 using the modified retrospective method. The adoption of this guidance on January 1, 2018 did not have a material effect on the Company's financial position, results of operations or cash flows.

As a provider of property and casualty insurance products, the Company’s insurance contracts are accounted for as insurance which is not effected by the accounting policy changes. The accounting policy changes are applied to the Company’s contracts with customers related to the performance of services with no underlying insurance risk. The financial statement information reported for comparable prior periods is not adjusted for the accounting policy changes, and is reported in accordance with the accounting standards in effect under Topic 605, Revenue Recognition in accordance with the modified retrospective transition method applied under ASU 2014-09.

For the three months ended March 31, 2018, approximately $107.2 of revenues, or less than 5% of the Company's total revenues, is effected by the accounting policy changes. Refer to Note 12, Segments for disclosure of revenues from contracts with customers by business segment. On February 28, 2018, the Company completed the transfer of a majority interest in the portion of the Company's U.S.-based fee businesses that (a) act as managing general agents for the distribution, underwriting and procurement of property and casualty insurance on behalf of certain of the Company's affiliates and other insurance carriers and (b) design, develop, market and act as third party administrators for programs for service contracts, limited warranties and replacement plans as further described in the Acquisition Agreement (the “U.S.-based fee business”), that reduces service and fee income subsequent to the transfer date.

The Company’s revenues related to services provided to customers include, (i) product warranty registration and service, (ii) insurance-related services, broker and agency services, claims administration, management services, loss control and risk management services, and (iii) asset management services and other business services.

The Company’s broker and commission revenues are recognized at the point in time when the insurance or reinsurance is effective and the Company has the right to receive contract consideration, net of an adjustment for cancellations. The Company’s revenues from the other services are recognized on a pro rata basis over the contract service periods by allocating estimated contract consideration to the performance obligations which are satisfied as the services are provided and transferred to its customers. The contract consideration amounts received or receivable at inception of the contract service periods are recognized as deferred revenue.

The Company defers the incremental costs of obtaining contracts with customers and amortizes those costs over the contract service periods as services are transferred to the customers. The incremental costs incurred to obtain and fulfill contracts with customers are deferred when the costs a) relate directly to a specific contract or anticipated contract, b) generate or enhance resources that the Company will use in satisfying the performance obligation, and c) are expected to be recovered. Subsequent to the transfer of the U.S.-based fee business on February 28, 2018, the deferred contract costs are not significant. The Company expenses the incremental costs of obtaining contracts with customers as incurred if the amortization period of the asset that otherwise would have been recognized is one year or less as a permitted practical expedient.

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for credit losses, presented as a deduction from the amortized cost basis, with changes in the allowance recorded as credit loss expense based on management's current estimate of expected credit losses each period. The new standard also requires impairment relating to credit losses on available-for-sale debt securities to be presented through an allowance for credit losses with changes in the allowance recorded in the period of the change as credit loss expense or reversal of credit loss expense. Any impairment amount not recorded through an allowance for credit losses on available-for-sale debt securities is recorded through other comprehensive income. This new standard is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this standard will have on its financial position, results of operations or cash flows.

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

3. Investments

(a) Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale as of March 31, 2018 and December 31, 2017, are presented below:

As of March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$328.0	$0.7	$(4.0)	$324.7
U.S. government agencies	138.9	0.2	(1.4)	137.7
Municipal bonds	909.7	7.9	(12.0)	905.6
Foreign government	202.1	1.6	(5.4)	198.3
Corporate bonds:
Finance	1,961.4	22.5	(37.7)	1,946.2
Industrial	2,520.4	27.2	(53.4)	2,494.2
Utilities	353.6	7.5	(6.4)	354.7
Commercial mortgage-backed securities	404.3	1.1	(18.2)	387.2
Residential mortgage-backed securities:
Agency backed	921.1	3.9	(18.0)	907.0
Non-agency backed	8.2	—	(0.2)	8.0
Collateralized loan / debt obligation	704.0	7.3	(1.2)	710.1
Asset backed securities	15.2	—	(0.2)	15.0
Total available-for-sale securities	$8,466.9	$79.9	$(158.1)	$8,388.7

As of December 31, 2017 (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$301.6	$0.9	$(3.2)	$299.3
U.S. government agencies	51.1	—	(0.6)	50.5
Municipal bonds	1,035.5	15.9	(5.9)	1,045.5
Foreign government	151.4	3.5	(3.2)	151.7
Corporate bonds:
Finance	1,733.2	48.1	(11.9)	1,769.4
Industrial	2,237.0	57.3	(26.1)	2,268.2
Utilities	323.8	10.7	(2.1)	332.4
Commercial mortgage-backed securities	419.3	3.8	(10.4)	412.7
Residential mortgage-backed securities:
Agency backed	562.0	5.8	(11.4)	556.4
Non-agency backed	6.9	—	(0.1)	6.8
Collateralized loan / debt obligation	591.2	9.7	(0.3)	600.6
Asset backed securities	30.1	0.1	(0.1)	30.1
Less: Assets classified as held for sale (See Note 13)	(34.4)	(0.9)	—	(35.3)
Total available-for-sale securities	$7,408.7	$154.9	$(75.3)	$7,488.3

(1)
In connection with the adoption of ASU 2016-01, the disclosure for December 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

Proceeds from the sales of investments in available-for-sale securities were approximately $737.1 and $523.4, respectively, during the three months ended March 31, 2018 and 2017.

A summary of the Company’s available-for-sale securities as of March 31, 2018 and December 31, 2017, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$421.5	$417.0	$228.1	$226.7
Due after one through five years	1,930.5	1,935.6	1,811.3	1,845.5
Due after five through ten years	3,558.8	3,505.3	3,199.7	3,239.8
Due after ten years	503.3	503.5	594.5	605.1
Mortgage and asset backed securities	2,052.8	2,027.3	1,609.5	1,606.5
Less: Assets classified as held for sale (See Note 13)	—	—	(34.4)	(35.3)
Total	$8,466.9	$8,388.7	$7,408.7	$7,488.3

The tables below summarize the gross unrealized losses of the Company's available-for-sale securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
As of March 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$43.2	$(0.8)	$240.9	$(3.2)	$284.1	$(4.0)
U.S. government agencies	89.6	(1.4)	1.5	—	91.1	(1.4)
Municipal bonds	331.6	(6.5)	176.7	(5.5)	508.3	(12.0)
Foreign government	107.1	(4.1)	21.1	(1.3)	128.2	(5.4)
Corporate bonds:
Finance	1,145.2	(33.4)	85.0	(4.3)	1,230.2	(37.7)
Industrial	1,311.6	(38.5)	243.7	(14.9)	1,555.3	(53.4)
Utilities	168.1	(5.8)	22.8	(0.6)	190.9	(6.4)
Commercial mortgage-backed securities	164.9	(8.7)	131.7	(9.5)	296.6	(18.2)
Residential mortgage-backed securities:
Agency backed	351.8	(9.2)	160.1	(8.8)	511.9	(18.0)
Non-agency backed	2.3	(0.1)	0.9	(0.1)	3.2	(0.2)
Collateralized loan / debt obligations	105.8	(1.0)	10.8	(0.2)	116.6	(1.2)
Asset backed securities	7.6	(0.1)	2.6	(0.1)	10.2	(0.2)
Total	$3,828.8	$(109.6)	$1,097.8	$(48.5)	$4,926.6	$(158.1)

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2017 (1)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$41.9	$(0.5)	$247.0	$(2.7)	$288.9	$(3.2)
U.S. government agencies	48.7	(0.6)	0.5	—	49.2	(0.6)
Municipal bonds	171.3	(2.7)	178.7	(3.2)	350.0	(5.9)
Foreign government	57.4	(2.2)	17.1	(1.0)	74.5	(3.2)
Corporate bonds:
Finance	419.3	(9.7)	91.5	(2.2)	510.8	(11.9)
Industrial	437.1	(16.4)	255.4	(9.7)	692.5	(26.1)
Utilities	72.5	(2.0)	11.9	(0.1)	84.4	(2.1)
Commercial mortgage-backed securities	81.5	(4.1)	157.5	(6.3)	239.0	(10.4)
Residential mortgage-backed securities:
Agency backed	91.7	(4.7)	167.8	(6.7)	259.5	(11.4)
Non-agency backed	2.9	—	0.8	(0.1)	3.7	(0.1)
Collateralized loan / debt obligations	56.8	(0.2)	4.3	(0.1)	61.1	(0.3)
Asset backed securities	7.1	—	3.1	(0.1)	10.2	(0.1)
Total	$1,488.2	$(43.1)	$1,135.6	$(32.2)	$2,623.8	$(75.3)

(1)
In connection with the adoption of ASU 2016-01, the disclosure for December 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

There were 3,145 and 2,086 individual security lots as of March 31, 2018 and December 31, 2017, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be other-than-temporarily impaired ("OTTI"). The Company analyzes its fixed maturity securities in an unrealized loss position for OTTI each reporting period. Beginning January 1, 2018, the Company considers an investment to be impaired when it has been in an unrealized loss position of 20% or more of amortized cost for twelve consecutive months. As of March 31, 2018, the Company has determined that the unrealized losses on fixed maturity securities were primarily due to market interest rate movements since their date of purchase. As of March 31, 2018, for the $48.5 of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, none were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.

There were no material credit-related OTTI charges for the three months ended March 31, 2018 and 2017.

(b) Trading Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as trading as of March 31, 2018 and December 31, 2017 are presented in the tables below:

As of March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
Industrial	$23.0	$—	$(4.5)	$18.5
Finance	2.0	—	(0.1)	1.9
U.S. treasury securities	80.0	0.4	—	80.4
Total trading securities	$105.0	$0.4	$(4.6)	$100.8

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

As of December 31, 2017 (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
Industrial	$26.7	$0.1	$(2.4)	$24.4
Finance	0.5	—	—	0.5
U.S. treasury securities	25.0	—	(0.1)	24.9
Total trading securities	$52.2	$0.1	$(2.5)	$49.8

(1)
In connection with the adoption of ASU 2016-01, the disclosure for December 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

Proceeds from the sales of investments in trading securities were approximately $214.1 and $131.8, respectively, during the three months ended March 31, 2018 and 2017.

The table below shows the portion of trading gains and losses for the period related to trading securities still held during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017 (1)
Net losses recognized during the period on trading securities	$(3.1)	$(3.1)
Less: Net gains recognized during the period on trading securities sold during the period	0.4	1.8
Unrealized losses recognized during the reporting period on trading securities still held at the reporting date	$(3.5)	$(4.9)

(1)
In connection with the adoption of ASU 2016-01, the disclosure for the three months ended March 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

(c) Equity Securities

In accordance with the adoption of ASU 2016-01, the Company's equity securities are no longer bifurcated between available-for-sale and trading, but rather are measured at fair value with changes in fair value recognized in earnings. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

The original cost, gross unrealized gains and losses, and estimated fair value of the Company's equity securities as of March 31, 2018 and December 31, 2017, are presented below:

As of March 31, 2018	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$0.5	$—	$—	$0.5
Common stock	135.5	30.3	(16.9)	148.9
Total equity securities	$136.0	$30.3	$(16.9)	$149.4

As of December 31, 2017	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$0.5	$—	$—	$0.5
Common stock	195.4	30.6	(14.8)	211.2
Total equity securities	$195.9	$30.6	$(14.8)	$211.7

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

Proceeds from the sales of investments in equity securities were approximately $122.9 and $119.3, respectively, during the three months ended March 31, 2018 and 2017.

The table below shows the portion of gains and losses for the period related to equity securities still held during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net gains recognized during the period on equity securities	$4.1	$5.1
Less: Net gains recognized during the period on equity securities sold during the period	5.0	(0.7)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(0.9)	$5.8

(d) Investment Income

Net investment income for the three months ended March 31, 2018 and 2017 was derived from the following sources:

	Three Months Ended March 31,
	2018	2017
Fixed maturity securities, available-for-sale	$59.4	$57.6
Fixed maturity securities, trading	0.6	—
Equity securities (1)	0.3	2.3
Cash and short term investments	4.1	5.4
Other invested assets	6.4	—
Total investment income	70.8	65.3
Investment expenses and interest expense on securities sold under agreement to repurchase	(2.6)	(2.0)
Net investment income	$68.2	$63.3

(1)
In connection with the adoption of ASU 2016-01, the disclosure for the three months ended March 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

(e) Realized Gains and Losses

The tables below summarize the gross and net realized gains and (losses) for the three and three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities, available-for-sale	$3.5	$(1.9)	$1.6	$8.3	$(1.3)	$7.0
Fixed maturity securities, trading	2.1	(5.2)	(3.1)	2.4	(5.4)	(3.0)
Equity securities (1)	13.6	(9.5)	4.1	11.2	(6.9)	4.3
Other invested assets	—	—	—	0.3	—	0.3
Other-than-temporary impairment of fixed maturity securities, available-for-sale	—	(0.3)	(0.3)	—	—	—
Total	$19.2	$(16.9)	$2.3	$22.2	$(13.6)	$8.6

(1)
In connection with the adoption of ASU 2016-01, the disclosure for the three months ended March 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain investment grade securities. The fair values of the Company's restricted assets as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Restricted cash and cash equivalents	$408.5	$480.1
Restricted investments	2,386.9	3,193.8
Total restricted cash, cash equivalents and investments	$2,795.4	$3,673.9

(g) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. For more information related to these agreements, see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s liability for securities to be delivered is measured at their fair value and was $111.1 and $75.5 as of March 31, 2018 and December 31, 2017, respectively.

From time to time, the Company enters into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed maturity securities. As of March 31, 2018 and December 31, 2017, the Company had no repurchase agreements outstanding.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

4. Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2018 and December 31, 2017:

As of March 31, 2018	Total	Level 1	Level 2	Level 3
Financial Assets
U.S. treasury securities	$405.1	$405.1	$—	$—
U.S. government agencies	137.7	—	137.7	—
Municipal bonds	905.6	—	905.1	0.5
Foreign government	198.3	—	198.3	—
Corporate bonds and other bonds:
Finance	1,948.1	—	1,948.1	—
Industrial	2,512.7	—	2,512.7	—
Utilities	354.7	—	354.7	—
Commercial mortgage-backed securities	387.2	—	365.2	22.0
Residential mortgage-backed securities:
Agency backed	907.0	—	907.0	—
Non-agency backed	8.0	—	8.0	—
Collateralized loan / debt obligations	710.1	—	710.1	—
Asset-backed securities	15.0	—	14.2	0.8
Equity securities	149.4	148.6	0.3	0.5
Short term investments	206.9	—	206.9	—
Other investments	4.5	—	—	4.5
Life settlement contracts	15.4	—	—	15.4
Total financial assets	$8,865.7	$553.7	$8,268.3	$43.7
Financial Liabilities
Securities sold but not yet purchased	$111.1	$108.2	$2.9	$—
Life settlement contract profit commission	3.4	—	—	3.4
Contingent consideration	32.3	—	—	32.3
Total financial liabilities	$146.8	$108.2	$2.9	$35.7

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

As of December 31, 2017	Total	Level 1	Level 2	Level 3
Financial Assets
U.S. treasury securities	$324.2	$324.2	$—	$—
U.S. government agencies	50.5	—	50.5	—
Municipal bonds	1,045.5	—	1,045.1	0.4
Foreign government	151.7	—	151.7	—
Corporate bonds and other bonds:
Finance	1,769.9	—	1,769.9	—
Industrial	2,292.6	—	2,292.6	—
Utilities	332.4	—	332.4	—
Commercial mortgage-backed securities	412.7	—	389.8	22.9
Residential mortgage-backed securities:
Agency backed	556.4	—	556.4	—
Non-agency backed	6.8	—	6.8	—
Collateralized loan / debt obligations	600.6	—	600.6	—
Asset-backed securities	30.1	—	29.3	0.8
Equity securities	211.7	210.7	0.5	0.5
Short term investments	187.8	—	187.8	—
Other investments	5.0	—	—	5.0
Life settlement contracts	20.8	—	—	20.8
Less: Fixed maturity securities classified as held for sale (see note 13)	(35.3)	—	(35.3)	—
Total financial assets (1)	$7,963.4	$534.9	$7,378.1	$50.4
Financial Liabilities
Securities sold but not yet purchased	$75.5	$70.8	$4.7	$—
Life settlement contract profit commission	3.2	—	—	3.2
Contingent consideration	75.4	—	—	75.4
Total financial liabilities (2)	$154.1	$70.8	$4.7	$78.6

(1)
Does not include assets held for sale of $900.9 carried at fair value and classified as Level 2 within the fair value hierarchy as of December 31, 2017. See Note 13. "Divestiture" for additional information.

(2)
Does not include liabilities held for sale of $761.7 carried at fair value and classified as Level 2 within the fair value hierarchy as of December 31, 2017. See Note 13. "Divestiture" for additional information.

Transfers between Level 1 and Level 2 for all periods presented are due to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs. During the three months ended March 31, 2018 and 2017, there were no significant transfers between Level 1 and Level 2.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three months ended March 31, 2018 and 2017. The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Balance as of December 31, 2017	Net (loss) income	Other comprehensive loss	Purchases and issuances	Sales and settlements	Net transfers into (out of) Level 3	Balance as of March 31, 2018
Fixed maturities, available-for-sale	$24.1	$(0.3)	$(0.3)	$—	$(0.2)	$—	$23.3
Equity securities	0.5	—	—	—	—	—	0.5
Other investments	5.0	(0.5)	—	—	—	—	4.5
Life settlement contracts	20.8	4.6	—	—	(10.0)	—	15.4
Life settlement contract profit commission	(3.2)	(0.2)	—	—	—	—	(3.4)
Contingent consideration	(75.4)	(1.7)	—	—	44.8	—	(32.3)
Total	$(28.2)	$1.9	$(0.3)	$—	$34.6	$—	$8.0

	Balance as of December 31, 2016	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into Level 3	Balance as of March 31, 2017
Fixed maturities, available-for-sale	$46.9	$—	$(0.7)	$2.3	$(0.5)	$(12.9)	$35.1
Equity securities	24.4	(0.3)	0.2	4.5	(2.1)	(5.2)	21.5
Life settlement contracts	356.9	35.5	—	15.2	(10.1)	—	397.5
Life settlement contract profit commission	(4.9)	(0.7)	—	—	—	—	(5.6)
Contingent consideration	(71.7)	(0.7)	—	—	—	—	(72.4)
Total	$351.6	$33.8	$(0.5)	$22.0	$(12.7)	$(18.1)	$376.1

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Maturity Investments: As of March 31, 2018, the Company's Level 3 securities consisted primarily of a commercial mortgage-backed security. The fair value of this fixed maturity security as of March 31, 2018 was measured using valuation techniques involving unobservable inputs.

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

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: In June 2017, the Company sold 10,586,000 common shares of National General Holdings Corp, a publicly-held insurance holding company ("NGHC"). As a result of the sale, the Company ceased accounting for this investment under the equity method. The Company has classified its investment in NGHC common stock of $41.6 and $33.6 as of March 31, 2018 and December 31, 2017, respectively, as equity securities.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

•	Subordinated Debentures and Debt: The fair value of the Company's debt arrangements as of March 31, 2018 was as follows:

	March 31, 2018
	Carrying Value	Fair Value
Revolving credit facility	$130.0	$130.0
5.5% Convertible senior notes due 2021	5.4	5.4
2.75% Convertible senior notes due 2044	174.7	209.0
6.125% Senior notes due 2023	248.5	243.6
Junior subordinated debentures due 2035-2037	122.1	114.1
Trust preferred securities due 2033-2037	92.8	88.8
7.25% Subordinated Notes due 2055	145.4	141.1
7.50% Subordinated Notes due 2055	130.8	130.7
Secured loan agreements	176.6	176.6
Promissory notes	66.6	66.7
Total debt	$1,292.9	$1,306.0

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

5. Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for loss and loss adjustment expense ("Loss and LAE") reserves for the three months ended March 31, 2018, and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
Loss and LAE reserves, gross of related reinsurance recoverables at beginning of period	$12,138.8	$10,140.7
Less: Reinsurance recoverables at beginning of period	5,669.6	3,873.8
Net balance, beginning of period	6,469.2	6,266.9
Incurred related to:
Current year	968.6	821.4
Prior year	4.3	18.9
Total incurred during the period	972.9	840.3
Paid related to:
Current year	(131.2)	(135.8)
Prior year	(687.1)	(612.9)
Total paid during the period	(818.3)	(748.7)
Acquired loss and loss adjustment reserves and other	(2.1)	200.8
Retroactive reinsurance adjustment	6.6	—
Effect of foreign exchange rates	56.0	27.9
Net balance, end of period	6,684.3	6,587.2
Plus reinsurance recoverables at end of period	5,562.1	4,042.9
Loss and LAE reserves, at end of period	$12,246.4	$10,630.1

The Company's Loss and LAE reserves, gross of related reinsurance recoverables, increased $107.5 and $489.4 during the three months ended March 31, 2018 and 2017, respectively. The increase in 2018 primarily related to the incremental impact of the AHC Insurance Company ("AHC") acquisition and increased premium earnings. The Company had adverse prior period reserve development of $4.3 during the three months ended March 31, 2018. Consistent with prior quarters, the actuarial process was driven by updated and new incurred and paid loss data, continued review of actuarial diagnostics, and actuarial analyses based on updated data for the quarter. For the period ended March 31, 2018, adverse development was primarily recognized in the Commercial Auto Liability portfolio on accident years 2014 through 2017, driven by severity trends that exceeded prior expectations and actuarial analyses using updated data for the quarter. Offsetting part of the Commercial Auto adverse development is favorable experience in the Company's core Workers’ Compensation portfolio and Workers’ Compensation programs that were part of the Republic acquisition and are now in run-off. Additionally, a small amount of adverse development was driven from long-tailed terminated programs, particularly general liability programs, in the Company's Specialty Program segment. The Company had adverse prior period reserve development of $18.9 for the three months ended March 31, 2017. The adverse development was driven primarily by certain general liability programs in the Company's Specialty Program segment.
In setting its reserves, the Company utilizes a combination of Company loss development factors and industry-wide loss development factors. In the event that the Company’s losses develop more favorably (adversely) than the industry, as a whole, the Company’s liabilities for unpaid losses and LAE may decrease (increase). Company management believes that its use of both its historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. In either case, future events beyond the control of management, such as changes in or judicial interpretations of law and inflation, may favorably or unfavorably impact the ultimate settlement of the Company’s Loss and LAE reserves.
The anticipated effect of inflation is implicitly considered when estimating Loss and LAE reserves. While the Company considers anticipated changes in claim costs due to inflation in estimating the ultimate claim costs, the increase in average severity of claims is caused by a number of factors that vary with the individual type of policy written. The Company projects future average severities based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. The Company monitors those anticipated trends based on actual development and makes modifications, if necessary.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

6. Debt

The Company’s outstanding debt consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Revolving credit facility	$130.0	$130.0
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5.4	5.4
2.75% Convertible senior notes due 2044 (the "2044 Notes")	174.7	173.0
6.125% Notes due 2023 (the "2023 Notes")	248.5	248.4
Junior subordinated debentures (the "2035-2037 Notes")	122.1	122.1
Trust preferred securities (the "2033-2037 TPS Notes")	92.8	92.8
7.25% Subordinated notes due 2055 (the "7.25% 2055 Notes")	145.4	145.3
7.50% Subordinated notes due 2055 (the "7.50% 2055 Notes")	130.8	130.8
Secured loan agreements	176.6	174.4
Promissory notes	66.6	66.5
Total debt	$1,292.9	$1,288.7

Additionally, the Company utilizes various letters of credit in its operations. The following is a summary of the Company's letters of credit as of March 31, 2018:

	Limit	Outstanding	Available
Revolving credit facility	$175.0	$173.7	$1.3
Funds at Lloyd's facility	637.7	583.2	54.5
ING Bank N.V., BHF Bank Aktiengesellschaft, and Deutsche Bank AG facilities	106.9	71.7	35.2
Comerica Bank facility	75.0	42.9	32.1
Other letters of credit, in aggregate	139.1	139.1	—

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the three months ended March 31, 2018 and 2017 was:

	Three Months Ended March 31,
	2018	2017
Revolving credit facility	$1.8	$1.5
2021 Notes	0.1	0.1
2044 Notes	3.3	3.2
2023 Notes	3.8	3.8
2035-2037 Notes	1.5	1.5
2033-2037 TPS Notes	1.2	1.0
7.25% 2055 Notes	2.8	2.8
7.50% 2055 Notes	2.6	2.6
Secured loan agreements	1.6	1.3
Promissory notes	0.9	1.7
Funds at Lloyd's facility	1.6	1.5
Other, including interest income	1.6	2.6
Total	$22.8	$23.6

A detailed description of the Company's various debt arrangements is located in Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

7. Earnings Per Share

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to AmTrust common stockholders	$661.8	$22.6

Denominator:
Weighted average common shares outstanding – basic	196.2	170.9
Plus: Dilutive effect of stock options, convertible debt, other	1.0	1.8
Weighted average common shares outstanding – dilutive	197.2	172.7

Net income per AmTrust common share - basic	$3.37	$0.13

Net income per AmTrust common share – diluted	$3.36	$0.13

8. Income Taxes

Income tax benefit for the three months ended March 31, 2018 was $14.6, which resulted in an effective tax rate of (2.2)%, compared to an income tax provision of $21.4 for the three months ended March 31, 2017, which resulted in an effective tax rate of 31.6%. The decrease in the effective tax rate during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 resulted from a lower U.S. statutory tax rate as a result of tax reform under the Tax Cuts and Jobs Act, which went into effect December 22, 2017, and a large estimated permanent favorable tax adjustment on the gain related to the transfer of the Company's U.S.-based fee business on February 28, 2018.

As of March 31, 2018, the Company has U.S. Net Operating Losses ("NOLs") of $10.4 that expire beginning in 2019 through 2037. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $9.1 per year. The Company also has foreign NOLs of $983.6, the majority of which have no expiration.

The Company’s management believes that as of March 31, 2018, except for a portion of foreign NOLs, it will realize the benefits of its deferred tax assets, which are included as a component of other assets on the consolidated balance sheets, due to the Company having an overall deferred tax asset position. As a result, the Company recorded a valuation allowance of $198.1 and $195.1 as of March 31, 2018 and December 31, 2017, respectively.

The increase in the valuation allowance from December 31, 2017 to March 31, 2018 was driven primarily by the increase of gross NOLs in Luxembourg that required a full valuation allowance. The Company did not utilize any equalization reserves attributed to its Luxembourg reinsurance companies during the three months ended March 31, 2018 and 2017, respectively.

In accordance with the adoption of ASU 2018-02, the Company reclassed certain tax effects from accumulated other comprehensive (loss) income. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2018-02.

For additional information relating to Income Taxes, see Note 18. "Income Taxes" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

9. Related Party Transactions

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. ("Maiden") and NGHC. There were no material changes to these agreements during the three months ended March 31, 2018. For more information related to these agreements, see Note 15. "Related Party Transactions" to the consolidated financial statements included in the Company's

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

Annual Report on Form 10-K for the year ended December 31, 2017. In addition, a related party transaction entered into by the Company and a Karfunkel-Zyskind Family affiliated entity is described in Note 1. "Basis of Reporting and Merger Agreement".

10. Stockholders' Equity

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	Three Months Ended March 31,
	2018			2017
	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Beginning balance	$3,189.7	$178.4	$3,368.1	$3,269.1	$196.5	$3,465.6
Net income (loss)	678.4	(2.5)	675.9	39.2	10.7	49.9
Unrealized holding gain, net of tax	(124.7)	—	(124.7)	25.6	—	25.6
Reclassification adjustment	(1.6)	—	(1.6)	(11.6)	—	(11.6)
Foreign currency translation	62.2	(0.5)	61.7	13.9	—	13.9
Unrealized gain on interest rate swap	—	—	—	0.1	—	0.1
Share exercises, compensation and other	3.0	—	3.0	5.9	—	5.9
Common stock dividends	(33.4)	—	(33.4)	(29.1)	—	(29.1)
Preferred stock dividends	(16.6)	—	(16.6)	(16.6)	—	(16.6)
Capital distributions, net	—	—	—	—	8.6	8.6
Balance, March 31,	$3,757.0	$175.4	$3,932.4	$3,296.5	$215.8	$3,512.3

During the three months ended March 31, 2017, net income attributable to non-controlling interest was $10.7, and net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries was $11.0. Redeemable non-controlling interest of subsidiaries was extinguished with the transfer of the U.S.-based fee business during the three months ended March 31, 2018.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(44.8)	$62.6	$—	$(2.3)	$15.5
Net cumulative effect adjustments (1)	—	(0.7)	—	—	(0.7)
Other comprehensive income (loss) before reclassification	62.2	(157.1)	—	—	(94.9)
Amounts reclassed out of accumulated other comprehensive (loss) income	—	(1.6)	—	—	(1.6)
Income tax benefit	—	32.4	—	—	32.4
Net current-period other comprehensive income (loss)	62.2	(127.0)	—	—	(64.8)
Balance, March 31, 2018	$17.4	$(64.4)	$—	$(2.3)	$(49.3)

Balance, December 31, 2016	$(188.2)	$65.8	$(0.2)	$(3.2)	$(125.8)
Other comprehensive income before reclassification	13.9	32.0	0.1	—	46.0
Amounts reclassed out of accumulated other comprehensive (loss) income	—	(11.6)	—	—	(11.6)
Income tax expense	—	(6.4)	—	—	(6.4)
Net current-period other comprehensive income	13.9	14.0	0.1	—	28.0
Balance, March 31, 2017	$(174.3)	$79.8	$(0.1)	$(3.2)	$(97.8)

(1)	See Note 2. "Recent Accounting Pronouncements" for additional information on the adoptions of ASU 2016-01 and ASU 2018-02.

11. Commitments and Contingencies

Litigation

The Company’s insurance subsidiaries are named as defendants in various legal actions arising principally from claims made under insurance policies and contracts. The Company considers these actions in estimating its Loss and LAE reserves. The Company is also a party to various commercial and employment disputes, including claims made both by and against the Company. The Company’s management believes the resolution of these actions will not have a material adverse effect on the Company’s financial position or results of operations.

On April 7, 2015, one of the Company's stockholders, Cambridge Retirement System ("Cambridge"), filed a derivative action in the Court of Chancery of the State of Delaware against the Company, as nominal defendant, and against the Company's board of directors, Leah Karfunkel, and ACP Re, as defendants. Cambridge amended its complaint on November 3, 2015 to add NGHC as a defendant. Cambridge purports to bring the derivative action on the Company's behalf, alleging breaches of the duties of loyalty and care on the part of the Company's board of directors and majority stockholders related to the Company's transactions involving Tower Group International, Ltd. Cambridge's claim against NGHC and ACP Re is for unjust enrichment. The amended complaint seeks damages, disgorgement and reform of the Company's governance practices.

On April 27, 2017, one of the Company's stockholders, David Shaev Profit Sharing Plan, filed a derivative action in the Supreme Court of the State of New York for the County of New York (Shaev v. DeCarlo et al.).

Two derivative suits have also been filed in the U.S. District Court for the District of Delaware. On May 11, 2017, one of the Company's stockholders, West Palm Beach Police Pension Fund, filed suit (West Palm Beach Police Pension Fund v. Zyskind et al.), and on June 28, 2017, two of the Company's stockholders, City of Lauderhill Police Officers Retirement Plan and Pompano

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

Beach Police & Firefighters Retirement System, filed suit (City of Lauderhill Police Officers Retirement Plan and Pompano Beach Police & Firefighters Retirement System et al. v. Zyskind et al.). These two Delaware derivative actions have been consolidated under the case name In re AmTrust Financial Services, Inc. Derivative Litigation. Plaintiffs in this proceeding filed a Verified Amended Stockholder Derivative Complaint on November 7, 2017 and a Verified Second Amended Stockholder Derivative Complaint on December 11, 2017.  The Verified Second Amended Stockholder Derivative Complaint alleges violations of Sections 10(b), 20A, and 29(b) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, and corporate waste. Such stockholders purport to bring the derivative action on the Company's behalf and raise claims that primarily involve the Company's recent restatement of its financial statements, the identification of material weaknesses in the Company's internal control over financial reporting and recent increases in the Company's loss reserves. The In re AmTrust Financial Services, Inc. Derivative Litigation second amended complaint also seeks reform of the Company's governance practices and damages. The Company believes that the allegations in these pending derivative actions are unfounded and is vigorously pursuing its defenses.

The Company and certain of its officers and directors are also defendants in three putative securities class action lawsuits filed in March and April of 2017 in the U.S. District Court for the Southern District of New York. Another putative class action, filed in February 2017 in the U.S. District Court for the Central District of California, was voluntarily dismissed (Miller v. AmTrust, Zyskind, and Pipoly). The three cases in the Southern District of New York have been consolidated under the case name In re AmTrust Financial Services, Inc. Securities Litigation. Plaintiffs in this proceeding filed a consolidated, amended complaint on August 21, 2017. Plaintiffs assert in the consolidated, amended complaint claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The consolidated, amended complaint adds as defendants BDO USA LLP, Citigroup Global Markets Inc., Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and UBS Securities LLC. Plaintiffs seek an unspecified amount in damages, attorneys’ fees, and other relief. The Company believes the allegations are unfounded and is vigorously pursuing its defenses; however, the Company cannot reasonably estimate a potential range of loss, if any, due to the early stage of the proceeding.

Additionally, between April 2017 and April 2018, the Company received demands for the inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law, from purported stockholders Rikhard Dauber, Pompano Beach Police & Firefighters Retirement System, Nestor Shust, the City of Lauderhill Police Officers’ Retirement Plan, the West Palm Beach Police Pension Fund, Cambridge, the Lislois Family Trust and Arca Capital Group.

Since June 2013, the Company has been responding to an investigation by the SEC, which in its course has included a review of the Company's investment in life settlement contracts, acquisition of Luxembourg captives, certain accounting practices, including accounting for loss and loss adjustment expense reserve estimates for the Company’s major business lines and segments, internal controls and other related matters. The Company cannot predict the eventual scope, duration or outcome of such inquiry or whether it could have a material impact on the Company’s financial condition, results of operations or cash flow. The Company has been responsive to this ongoing inquiry and will continue to be cooperative with regards to any governmental or regulatory inquiries or investigations.

Other than as discussed above, the Company is not involved presently in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its properties.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

12. Segments

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

During the three months ended March 31, 2018 and 2017, no segment derived over ten percent of its total revenue from one customer.

The following tables summarize the results of operations of the business segments for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Revenues:
Net earned premiums	$644.0	$594.7	$116.2	$—	$1,354.9
Losses and expenses:
Loss and loss adjustment expenses	498.7	392.3	81.9	—	972.9
Amortization of deferred acquisition costs	99.4	87.8	28.4	—	215.6
Underwriting, general and administrative expenses	98.2	86.4	28.0	—	212.6
Total losses and expenses	696.3	566.5	138.3	—	1,401.1
Underwriting (loss) gain	(52.3)	28.2	(22.1)	—	(46.2)
Other income (losses and expenses):
Service and fee income	19.5	76.7	1.0	18.9	116.1
Investment income and realized gain on investments	30.7	28.0	11.8	—	70.5
Other expenses	(58.8)	(39.4)	(9.1)	(107.3)	(214.6)
Interest expense	(12.5)	(8.4)	(1.9)	—	(22.8)
Foreign currency gain	—	26.5	—	—	26.5
Other income	4.3	2.8	0.6	724.1	731.8
Benefit (provision) for income taxes	(1.5)	2.5	(0.4)	14.0	14.6
Net (loss) income	$(70.6)	$116.9	$(20.1)	$649.7	$675.9

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

Three Months Ended March 31, 2017	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Revenues:
Net earned premiums	$553.6	$473.5	$195.4	$—	$1,222.5
Losses and expenses:
Loss and loss adjustment expenses	377.4	312.6	150.3	—	840.3
Amortization of deferred acquisition costs	97.0	74.3	34.6	—	205.9
Underwriting, general and administrative expenses	57.7	44.1	20.5	—	122.3
Total losses and expenses	532.1	431.0	205.4	—	1,168.5
Underwriting income (loss)	21.5	42.5	(10.0)	—	54.0
Other income (losses and expenses):
Service and fee income	28.7	86.9	1.5	20.4	137.5
Investment income and realized gain on investments	29.7	26.1	16.1	—	71.9
Other expenses	(45.3)	(26.3)	(9.9)	(81.4)	(162.9)
Interest expense	(13.1)	(7.6)	(2.9)	—	(23.6)
Foreign currency loss	—	(18.0)	—	—	(18.0)
Other income	4.8	2.8	1.1	—	8.7
(Provision) benefit for income taxes	(7.9)	(31.7)	1.2	17.0	(21.4)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	4.0	4.0
Net income (loss)	$18.4	$74.7	$(2.9)	$(40.0)	$50.2

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

The following table summarizes net earned premiums by major line of business, by segment, for the three months ended March 31, 2018 and 2017:

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended March 31, 2018:
Workers' compensation	$378.3	$—	$64.5	$442.8
Warranty	—	299.8	—	299.8
Commercial auto and liability, physical damage	113.6	—	30.6	144.2
Commercial multiple-peril	80.5	10.2	11.5	102.2
Other liabilities	—	69.6	9.6	79.2
Medical malpractice	—	62.7	—	62.7
Accident and health	—	43.6	—	43.6
Surety	13.4	25.2	—	38.6
Homeowners multiple-peril	6.5	23.8	—	30.3
Fire	1.5	25.4	—	26.9
Inland Marine	1.5	11.1	—	12.6
Other	48.7	23.3	—	72.0
Total net earned premiums	$644.0	$594.7	$116.2	$1,354.9

Three Months Ended March 31, 2017:
Workers' compensation	$336.3	$—	$109.0	$445.3
Warranty	—	214.5	—	214.5
Commercial auto and liability, physical damage	101.1	—	26.0	127.1
Commercial multiple-peril	31.8	—	—	31.8
Other liabilities	—	43.3	54.5	97.8
Medical malpractice	—	52.8	—	52.8
Accident and health	—	—	5.9	5.9
Surety	12.2	18.0	—	30.2
Homeowners multiple-peril	11.5	24.9	—	36.4
Fire	11.8	60.2	—	72.0
Inland Marine	—	26.1	—	26.1
Other	48.9	33.7	—	82.6
Total net earned premiums	$553.6	$473.5	$195.4	$1,222.5

The following table presents the Company's revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the three months ended March 31, 2018:

Three Months Ended March 31, 2018	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Major service lines
Product warranty registration and service	$—	$52.4	$—	$—	$52.4
Broker and agency services, and insurance-related services	17.5	23.1	1.0	—	41.6
Asset management, and business services	—	—	—	13.2	13.2
Total	$17.5	$75.5	$1.0	$13.2	$107.2
Primary Geographic Market
United States	$17.5	$55.2	$1.0	$4.0	$77.7
International	—	20.3	—	9.2	29.5
Total	$17.5	$75.5	$1.0	$13.2	$107.2

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

13. Divestiture

On November 3, 2017, the Company and Mayfield Holdings LLC (“Mayfield”), entered into a Contribution and Stock Purchase Agreement (the “Acquisition Agreement”) with MH JV Holdings L.P. (“Investor”), a newly-formed investment vehicle owned by affiliates of Madison Dearborn Partners, related to the Investor’s acquisition of a majority interest in a portion of the Company's U.S.-based fee business.

On February 28, 2018, the Company completed the transfer of the U.S.-based fee businesses to Mayfield and the Investor's acquisition of a majority interest in Mayfield. Under the terms of the Acquisition Agreement, as amended, (1) Investor contributed to Mayfield approximately $225.8 in cash in exchange for approximately 51% of the common units of Mayfield, (2) the Company contributed into Mayfield equity interests in certain of the entities comprising the U.S.-based fee businesses with an implied value of approximately $217.0 in exchange for approximately 49% of the common units of Mayfield, and (3) one or more subsidiaries of Mayfield acquired from the Company the remaining portion of the entities comprising the U.S.-based fee businesses in exchange for a base cash purchase price of approximately $933.0, subject to post-closing purchase price adjustments based upon the amount of cash, indebtedness, other non-cash adjustments and transaction expenses of Mayfield and its subsidiaries at the closing of the transaction. The company recognized a $724.1 gain on the sale based on the base cash purchase price during the three months ended March 31, 2018.

Now that the transaction has closed, the Company will cease consolidating the results of the U.S.-based fee businesses within its consolidated financial statements and will report its ownership interest in Mayfield using the equity method of accounting and included in other investments on the consolidated balance sheets.

The assets and liabilities related to this transaction were classified as held for sale in the consolidated balance sheets as of December 31, 2017. The Company determined the estimated fair value of the net assets held for sale based on the estimated selling price less costs to sell and was classified as Level 2 within the fair value hierarchy as of December 31, 2017.

The classes of assets and liabilities to be sold and classified as held for sale as of December 31, 2017 consisted of the following:

December 31, 2017
Fixed maturity securities, available for sale	$35.3
Other investments	0.2
Cash and cash equivalents	56.1
Restricted cash and cash equivalents	33.8
Accrued interest and dividends	0.3
Premiums receivable, net	33.9
Deferred policy acquisition costs	211.5
Property, equipment and software, net	4.2
Goodwill	188.3
Intangible assets	171.9
Other assets	165.4
Total assets held for sale	$900.9

Funds held under reinsurance treaties	$1.3
Accrued expenses and other liabilities	760.4
Total liabilities held for sale	$761.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q. Amounts in the following discussion may not reconcile due to rounding differences.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds and estimates of the impact of material weaknesses in our internal control over financial reporting, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, changes in tax laws, a downgrade in the financial strength ratings of our insurance subsidiaries, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, our ability to timely and effectively remediate the material weakness in our internal control over financial reporting and implement effective internal control over financial reporting and disclosure controls and procedures in the future, access to public markets to raise debt or equity capital, risks associated with conducting business outside the United States, the impact of Brexit, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd. or National General Holdings Corp., breaches in data security or other disruptions with our technology, any inability to keep pace with technological advances, heightened competition, changes in pricing environments, changes in asset valuations and the results of legal proceedings and risks related to the proposed merger. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Merger Agreement

On March 1, 2018, we announced that we had entered into a definitive agreement with Evergreen Parent, L.P. ("Evergreen Parent") an entity formed by private equity funds managed by Stone Point Capital LLC, together with Barry D. Zyskind, our Chairman and CEO, George Karfunkel and Leah Karfunkel (collectively, the "Karfunkel-Zyskind Family"), in which Evergreen Parent will acquire the approximately 45% of our issued and outstanding common shares that the Karfunkel-Zyskind Family and certain of its affiliates and related parties do not presently own or control (the "Merger"). The transaction values our fully diluted equity at approximately $2.7 billion, excluding our outstanding preferred stock. For additional information about the proposed merger, see Note 1. "Basis of Reporting and Merger Agreement" included elsewhere in this Form 10-Q and Item 1. "Business" and Note 28. "Subsequent Events" to our Annual Report on Form 10-K for year ended December 31, 2017.

Transfer of Equity Interest in U.S.-based Fee Businesses

On November 3, 2017, we and Mayfield Holdings LLC (“Mayfield”), entered into a Contribution and Stock Purchase Agreement (the “Acquisition Agreement”) with MH JV Holdings L.P. (“Investor”), a newly-formed investment vehicle owned by affiliates of Madison Dearborn Partners, related to the Investor’s acquisition of a majority interest in the portion of our U.S.-based fee businesses that (a) act as managing general agents for the distribution, underwriting and procurement of property and casualty insurance on behalf of certain of our affiliates and other insurance carriers and (b) design, develop, market and act as third party administrators for programs for service contracts, limited warranties and replacement plans as further described in the Acquisition Agreement (the “U.S.-based fee business”). On February 28, 2018, we completed the transfer of the U.S.-based fee business to Mayfield and the Investor's acquisition of a majority interest in Mayfield (the "transfer of our U.S.-based fee business"). Additional information is presented in Note 13. "Divestiture" included elsewhere in this Form 10-Q and Note 28. “Subsequent Events” to our Annual Report on Form 10-K for year ended December 31, 2017.

Overview

We are a multinational specialty property and casualty insurer focused on generating consistent underwriting profits. We provide insurance coverage for small businesses and products with high volumes of insureds and loss profiles that we believe are predictable. We target lines of insurance that we believe generally are under served by the market. We have grown by hiring teams of underwriters with expertise in our specialty lines, through acquisitions of companies and assets that, in each case, provide access to distribution networks and renewal rights to established books of specialty insurance business. We operate in three business segments:

•	Small Commercial Business. We provide workers’ compensation, commercial package and other commercial insurance lines produced by wholesale agents, retail agents and brokers in the United States.

•
Specialty Risk and Extended Warranty. We provide custom designed coverages, such as accidental damage plans, mechanical breakdown protection and payment protection plans offered in connection with the sale of consumer and commercial goods in the U.S. and Europe, and certain niche property, casualty and specialty liability risks in the U.S. and Europe, including general liability, employers’ liability and professional and medical liability.

•
Specialty Program. We write commercial insurance for narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment, through general and other wholesale agents.

We transact business primarily through our insurance subsidiaries, the majority of which are domiciled in the United States. We also transact business through insurance subsidiaries domiciled internationally, primarily in Bermuda and Europe. We are authorized to write business in all 50 states, the District of Columbia, and Puerto Rico. We have insurance operations in the United Kingdom, Ireland and Luxembourg and are authorized to write business throughout the European Union. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed. With the exception of AmTrust Title Insurance Company, which is rated "A-" (Excellent), our principal operating subsidiaries are rated "A" (Excellent) by A.M. Best Company ("A.M. Best"), but are under review with negative implications.

For the three months ended March 31, 2018, our results of operations included the January and February activities of certain of our U.S.-based fee business entities transferred to Mayfield on February 28, 2018, which primarily include:

•	Warrantech Companies

•	Warranty Solutions Companies

•	First Nonprofit Companies

•	Builders & Tradesman's Insurance Services, Inc

•	Oryx Insurance Brokerage, Inc

•	PDP Group, Inc

•	Risk Services

•	Total Program Management, LLC

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

We evaluate our operations by monitoring key measures of growth and profitability, including return on equity and combined ratio. Our return on equity was 103.4% and 3.8% for the three months ended March 31, 2018 and 2017, respectively. The March 31, 2018 ratio was impacted by the $724.1 million (pre-tax) gain on sale of our U.S.-based fee business. Return on equity excluding the $724.1 million gain would have been (9.7)%. Our overall financial objective is to produce a return on equity of 12.0%-15.0% over the long-term. In addition, we target a combined ratio of 95.0% or lower over the long term, while seeking to maintain optimal operating leverage in our insurance subsidiaries commensurate with our A.M. Best rating objectives. Our combined ratio was 103.4% and 95.6% for the three months ended March 31, 2018 and 2017, respectively. Although we did not achieve our key growth and profitability measures for the three months ended March 31, 2018, we do not consider this to be a trend.

Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the businesses in which we have expertise, which we believe should provide opportunities for greater returns. Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash received from premiums for significant periods of time. Our net investment income was $68.2 million and $63.3 million for the three months ended March 31, 2018 and 2017, respectively.

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

In 2017, we also observed adverse trends in our workers’ compensation business in our Small Commercial Business segment in accident years 2012 and subsequent. These trends were driven, primarily, by an increase in claims frequency and claims severity related to contracting, healthcare and fast food restaurant classes, which increased as a percentage of business written in this time period. We also observed adverse loss development trends in our medical malpractice business in our Specialty Risk and Extended Warranty segment, which resulted from failure to achieve certain anticipated benefits with respect to accident years 2013 and prior from operational changes in the claims department and the failure of the Italian government to implement a law passed in April 2017, which was expected to reduce medical malpractice costs. Having recognized adverse development consistent with these trends in 2016 and 2017, we will continue to monitor them as the impacted accident years mature for possible adverse or favorable development.

In 2018, we continued to observe adverse trends in our Small Commercial Business and Specialty Program automobile liability line of business. In particular, severity trends have exceeded our prior expectations. We continue to monitor ongoing operational and actuarial diagnostics to determine if our ongoing initiative to re-underwrite this portfolio has been effective. Our Small Commercial Business and Specialty Program workers' compensation portfolio has offset part of the development observed in commercial auto. In particular, our underwriting initiatives to monitor class code exposure mix and favorable claims operational diagnostics have demonstrated improvement in this portfolio. It is possible that the continuation of these trends could result in future adverse or favorable development that would be significant to our results of operations, but we believe it is unlikely that it would have a material impact on liquidity or capital resources.

In the aggregate, we responded to these observed trends, resulting in adverse development on prior accident years of $4.3 million in the three months ended March 31, 2018 as compared to $18.9 million in the three months ended March 31, 2017. We will continue to monitor these trends through the processes described in “Critical Accounting Policies - Reserves for Loss and Loss Adjustment Expenses and Unearned Premium Reserves" disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Principal Revenue and Expense Measures and Key Ratios

The following summary further describes our principal revenue and expense measures and key ratios that we use to evaluate our results of operations:

Net Earned Premiums. Net earned premiums is the earned portion of our net written premiums. We earn insurance premiums on a pro-rata basis over the term of the policy. At the end of each reporting period, gross written premiums that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy. Our workers’ compensation insurance and commercial package policies typically have a term of one year. Thus, for a one-year policy written on July 1, 2017 for an employer with a constant payroll during the term of the policy, we would earn half of the premiums from July 1, 2017 through December 31, 2017 and the other half from January 1, 2018 through June 30, 2018. We earn our specialty risk and extended warranty coverages over the estimated exposure time period. The terms vary depending on the risk and range in duration from one month to 120 months.

Service and Fee Income. We currently generate service and fee income from the following sources:

•
Product warranty registration and service — Our Specialty Risk and Extended Warranty business generates fee revenue for product warranty registration and claims handling services provided to unaffiliated third party retailers, manufacturers and dealerships. Additionally, we provide credit monitoring services for a fee. As discussed above, on February 28, 2018, we completed the transfer of our U.S.-based fee business, which will impact the service and fee income generated from this source.

•
Servicing carrier — We act as a servicing carrier for workers’ compensation assigned risk plans in multiple states. In addition, we also offer claims adjusting and loss control services for fees to unaffiliated third parties.

•
Management services — We provide services to insurance consumers, traditional insurers and insurance producers by offering flexible and cost effective alternatives to traditional insurance tools in the form of various risk retention groups and captive management companies, as well as management of workers’ compensation and commercial property programs. We also offer programs and alternative funding options for non-profit and public sector organizations for the management of their state unemployment insurance obligations. As discussed above, on February 28, 2018, we completed the transfer of our U.S.-based fee business, which will impact the service and fee income generated from this source.

•
Insurance fees — We recognize fee income associated with the issuance of workers’ compensation policies for installment fees, in jurisdictions where it is permitted and approved, and reinstatement fees, which are fees charged to reinstate a policy after it has been canceled for non-payment, in jurisdictions where it is permitted and approved. Additionally, we recognize broker commissions and policy management fees associated with general liability policies placed by one of our managing general agencies. As discussed above, on February 28, 2018, we completed the transfer of our U.S.-based fee business, which will impact the service and fee income generated from this source.

•	Broker services — We provide brokerage services to Maiden Holdings Ltd. ("Maiden") in connection with our reinsurance agreement for which we receive a fee.

•
Asset management services — We currently manage the investment portfolios of certain subsidiaries of Maiden and National General Holdings Corp. ("NGHC") for which we receive a management fee. Effective May 1, 2018, we will no longer manage the investment portfolio of subsidiaries of NGHC.

Net Investment Income and Net Realized Gains on Investments. We invest our statutory surplus funds and the funds supporting our insurance liabilities primarily in cash and cash equivalents, fixed maturity and equity securities. Our net investment income includes interest and dividends earned on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their cost or amortized cost, as applicable. Net realized losses occur when we sell our investment securities for less than their cost or amortized cost, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We classify our fixed maturity securities primarily as available-for-sale. We report net unrealized gains (losses) on those securities classified as available-for-sale separately within accumulated other comprehensive income on our consolidated balance sheets. Additionally, we have a small portfolio of fixed maturity securities classified as trading securities. We report unrealized gains (losses) on those securities classified as trading securities within net realized gains on investments. In accordance with the adoption of ASU 2016-01, our equity securities are no longer bifurcated between available-for-sale and trading but rather are measured at fair value with changes in fair value recognized in earnings. See Note 2. "Recent Accounting Pronouncements" included elsewhere in this Form 10-Q for additional information on the impact of the adoption of ASU 2016-01.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses (“LAE”) incurred represent our largest expense item and, for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and loss adjustment expenses related to estimates of future claim payments based on case-by-case valuations and statistical analysis. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious bodily injury claims to take several years to settle and we revise our estimates as we receive additional information about the condition of injured employees and claimants and the costs of their medical treatment. Our ability to estimate loss and loss adjustment expenses accurately at the time of pricing our insurance policies is a critical factor in our profitability.

Amortization of Deferred Acquisition Costs. These costs are originally deferred and then amortized into expense ratably in relation to net earned premiums and consist of the following:

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

•
Salaries and benefit expenses are comprised of salary and benefit costs associated with employees that are directly involved in the origination and issuance of policies. We classify salaries and benefits associated with employees that are involved in fee generating activities as other expenses.

•
Ceding commissions from reinsurance transactions are amounts we receive from ceding gross written premiums to third party reinsurers, and is netted against acquisition costs and other underwriting expenses. In connection with a quota share reinsurance agreement with Maiden (the "Maiden Quota Share"), which is our primary source of ceding commissions, the amount we receive is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of the individual segments. The ceding commissions we receive cover a portion of our deferred direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of deferred direct acquisition costs are recorded as a reduction of unamortized deferred direct acquisition costs and the net amount is charged to expense in proportion to net earned premiums recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the consolidated statements of operations over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities in the consolidated balance sheets. We allocate earned ceding commissions to our segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

Underwriting, General & Administrative Expenses. These costs represent amounts not directly associated with the origination and issuance of policies and are not deferrable.

Loss Ratio. The loss ratio is a measure of the underwriting profitability of an insurance company's business. Expressed as a percentage, this is the ratio of loss and loss adjustment expenses ("Loss and LAE") to net earned premiums.

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

Combined Ratio. The combined ratio is a measure of an insurance company's overall underwriting profit. This is the sum of the loss ratio and expense ratio. If the combined ratio is at or above 100 percent, an insurance company cannot be profitable without net investment income, and may not be profitable if net investment income is insufficient.

Net Premiums Earned less Expenses Included in Combined Ratio (Underwriting (Loss) Income). Underwriting (loss) income is a measure of an insurance company’s overall operating profitability before items such as investment income, interest expense and income taxes.

Return on Equity. We calculate return on equity by dividing net income by the average of stockholders’ equity.

Critical Accounting Policies

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Results of Operations

Consolidated Results of Operations

	Three Months Ended March 31,
(Amounts in Millions)	2018	2017
Revenues:
Net earned premiums	$1,354.9	$1,222.5
Service and fee income	116.1	137.5
Net investment income	68.2	63.3
Net realized gain on investments	2.3	8.6
Gain on sale of U.S.-based fee business	724.1	—
Other	7.7	8.7
Total Revenues	2,273.3	1,440.6
Losses and expenses:
Loss and loss adjustment expenses	972.9	840.3
Amortization of deferred acquisition costs (net of ceding commission and administrative services - related party - $158.9; and $153.7)	215.6	205.9
Underwriting, general and administrative expenses	212.6	122.3
Interest expense	22.8	23.6
Foreign currency (gain) loss	(26.5)	18.0
Other	214.6	162.9
Total losses and expenses	1,612.0	1,373.0
Income before income taxes and equity in earnings of unconsolidated subsidiaries	661.3	67.6
(Benefit) provision for income taxes	(14.6)	21.4
Income before equity in earnings of unconsolidated subsidiaries	675.9	46.2
Equity in earnings of unconsolidated subsidiaries	—	4.0
Net income	675.9	50.2
Net loss (income) attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	2.5	(11.0)
Net income attributable to AmTrust stockholders	678.4	39.2
Dividends on preferred stock	(16.6)	(16.6)
Net income attributable to AmTrust common stockholders	$661.8	$22.6

Key measures:
Loss ratio (1)	71.8%	68.7%
Expense ratio (2)	31.6%	26.9%
Combined ratio (3)	103.4%	95.6%

(1)	Loss ratio is calculated by dividing the loss and loss adjustment expenses by net earned premiums.

(2)	Expense ratio is calculated by dividing the total of amortization of deferred acquisition costs and underwriting, general and administrative expenses by net earned premiums.

(3)	Combined ratio is calculated by adding loss ratio and expense ratio.

Net Income

Net income increased $625.7 million to $675.9 million for the three months ended March 31, 2018 from $50.2 million for the three months ended March 31, 2017. The increase resulted primarily from the $724.1 million (pre-tax) gain on the transfer of our U.S.-based fee business, which was completed on February 28, 2018.

Revenues

Net Earned Premiums. Net earned premiums increased $132.4 million, or 10.8%, to $1,354.9 million from $1,222.5 million for the three months ended March 31, 2018 and 2017, respectively. The increase primarily resulted from the continued increase of gross written premiums combined with a higher retention rate during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Our retention of gross written premiums increased to 65.7% during the three months ended March 31, 2018 compared to 59.3% during the three months ended March 31, 2017.

Service and Fee Income. Service and fee income decreased $21.4 million, or 15.6%, to $116.1 million from $137.5 million for the three months ended March 31, 2018 and 2017, respectively. The three months ended March 31, 2018 includes $71.8 million of revenues generated by entities included in the transfer of our U.S.-based fee business, which represents two months of activity, while the three months ended March 31, 2017 includes $80.0 million of revenues generated by those entities, which represents three months of activity. In addition, the three months ended March 31, 2017 includes $6.3 million of system licensing fees related to an arrangement with NGHC for a policy management system, while the three months ended March 31, 2018 does not include any amounts for this arrangement.

Net Investment Income. Net investment income increased $4.9 million, or 7.7%, to $68.2 million from $63.3 million for the three months ended March 31, 2018 and 2017, respectively. The increase resulted primarily from having higher average invested assets during the three months ended March 31, 2018 compared to the same period in 2017, primarily arising from our investment of certain proceeds from the transfer of our U.S.-based fee business in 2018 and the 2017 sales of our policy management system and the majority of our life settlement contract portfolio.

Net Realized Gains on Investments. We had net realized gains on investments of $2.3 million and $8.6 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in net realized gains on investments related primarily to a decrease in gains on equity securities during the three months ended March 31, 2018 compared to the same period in 2017.

Other. Other revenues decreased $1.0 million, or 11.5%, to $7.7 million from $8.7 million for the three months ended March 31, 2018 and 2017, respectively. The decrease related to a decline in income from life settlement contracts in 2018 due to the sale of the majority of our life settlement portfolio at the end of 2017, partially offset by a gain from a legal settlement recognized during the three months ended March 31, 2018.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $132.6 million, or 15.8%, to $972.9 million for the three months ended March 31, 2018 from $840.3 million for the three months ended March 31, 2017. Our loss ratio for the three months ended March 31, 2018 and 2017 was 71.8% and 68.7%, respectively. The increase in the loss ratio was driven by higher current accident year selected ultimate losses compared to selected ultimate losses from prior years. Included in the 71.8% loss ratio was $4.3 million (representing 0.3 loss ratio points and 0.1% of the prior year-ending net reserve balance) of net prior period adverse reserve development in our Small Commercial Business segment partially offset by redundancies in our Specialty Program and Specialty Risk and Extended Warranty segments.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $9.7 million, or 4.7%, to $215.6 million for the three months ended March 31, 2018 from $205.9 million for the three months ended March 31, 2017. Amortization of deferred acquisition costs in each period was reduced by ceding commission primarily earned through the Maiden Quota Share. We receive a ceding commission from Maiden of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during the three months ended March 31, 2018 and 2017 was $161.1 million and $156.9 million, respectively. Ceding commission increased as a result of an increase in gross written premiums.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased $90.3 million, or 73.8%, to $212.6 million for the three months ended March 31, 2018 from $122.3 million for the three months ended March 31, 2017. Underwriting, general and administrative expenses increased due to higher salary expense resulting from the hiring of management and finance positions, as well as higher policy acquisition costs and professional fees.

Net Interest Expense. Net interest expense for the three months ended March 31, 2018 was $22.8 million, compared to $23.6 million for the same period in 2017. The decrease primarily related to lower interest expense on promissory notes and letters of credit.

Foreign Currency Gain (Loss). The foreign currency transaction gain was $26.5 million during the three months ended March 31, 2018 compared to a loss of $18.0 million during the same period in 2017. The gain during 2018 related to the strengthening of the British Pound compared to the U.S. Dollar, which positively impacted our Lloyd's business.

Other. Other expenses increased $51.7 million, or 31.7%, to $214.6 million for the three months ended March 31, 2018 from $162.9 million for the three months ended March 31, 2017. The increase resulted primarily from one time transaction expenses incurred related to the Merger and expenses incurred in connection with the closing of the transfer of our U.S.-based fee business.

Taxes

(Benefit) Provision for Income Tax. Income tax benefit for the three months ended March 31, 2018 was $14.6 million, which resulted in an effective tax rate of (2.2)%, compared to an income tax provision of $21.4 million for the three months ended March 31, 2017, which resulted in an effective tax rate of 31.6%. The decrease in the effective tax rate during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is attributable to a lower U.S. statutory tax rate as a result of tax reform under the Tax Cuts and Jobs Act, which went into effect December 22, 2017, and a large estimated permanent favorable tax adjustment on the gain related to our transfer of our U.S.-based fee business on February 28, 2018.

Small Commercial Business Segment Results of Operations

	Three Months Ended March 31,
(Amounts in Millions)	2018	2017
Net earned premiums	$644.0	$553.6

Loss and loss adjustment expenses	498.7	377.4
Amortization of deferred acquisition costs	99.4	97.0
Underwriting, general and administrative expenses	98.2	57.7
Total expenses	696.3	532.1
Underwriting (loss) income	$(52.3)	$21.5

Key measures:
Loss ratio (1)	77.4%	68.2%
Expense ratio (2)	30.7%	27.9%
Combined ratio (3)	108.1%	96.1%

(1)	Loss ratio is calculated by dividing the loss and loss adjustment expenses by net earned premiums.

(2)	Expense ratio is calculated by dividing the total of amortization of deferred acquisition costs and underwriting, general and administrative expenses by net earned premiums.

(3)	Combined ratio is calculated by adding loss ratio and expense ratio.

	Three Months Ended March 31,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Workers' compensation	$378.3	58.7%	$336.3	60.7%
Commercial auto and liability, physical damage	113.6	17.6	101.1	18.3
Commercial multiple-peril	80.5	12.5	31.8	5.7
Surety	13.4	2.1	12.2	2.2
Homeowners multiple-peril	6.5	1.0	11.5	2.1
Fire	1.5	0.2	11.8	2.1
Inland Marine	1.5	0.2	—	—
Other	48.7	7.7	48.9	8.9
Total net earned premiums	$644.0	100.0%	$553.6	100.0%

Underwriting (Loss) Income

The segment's underwriting result decreased $73.8 million, or 343.5%, to a loss of $52.3 million for the three months ended March 31, 2018 compared with income of $21.5 million for the three months ended March 31, 2017. The decrease resulted primarily from an increase in both loss and loss adjustment expenses and underwriting, general and administrative expenses during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in loss and loss adjustment expenses was primarily related to strengthening of commercial auto related reserves, which was partially offset by favorable performance for the Small Commercial Business portion of the Republic book of business and our core workers' compensation portfolio. The increase in underwriting, general and administrative expenses was primarily related to higher salary expense and policy acquisition costs.

Revenues

Net Earned Premiums. Net earned premiums increased $90.4 million, or 16.3%, to $644.0 million for the three months ended March 31, 2018 from $553.6 million for the three months ended March 31, 2017. Net earned premiums increased as a result of a 2.4% increase of gross written premiums primarily in our commercial package and excess and surplus lines businesses, combined with a higher retention rate during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Our retention of gross written premiums increased to 57.0% during the three months ended March 31, 2018 compared to 52.4% during the three months ended March 31, 2017.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $121.3 million, or 32.1%, to $498.7 million for the three months ended March 31, 2018 from $377.4 million for the three months ended March 31, 2017. Our loss ratio for the segment for the three months ended March 31, 2018 increased to 77.4% compared to 68.2% for the three months ended March 31, 2017. The increase in the loss ratio was driven primarily by higher current accident year selected ultimate losses compared to the prior year. Additionally, the loss ratio was negatively impacted as a result of adverse reserve development of $16.5 million (representing 2.6 loss ratio points) primarily due to higher severity of claims in our commercial auto portfolio and overall soft market conditions, partially offset by favorable performance on Republic workers’ compensation and general liability business attributed to lower incurred claims and positive emergence.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $2.4 million, or 2.5%, to $99.4 million for the three months ended March 31, 2018 from $97.0 million for the three months ended March 31, 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during the three months ended March 31, 2018 and 2017 by $74.3 million and $73.9 million, respectively. Amortization of deferred acquisition costs was consistent period over period.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased $40.5 million, or 70.2%, to $98.2 million for the three months ended March 31, 2018 from $57.7 million for the three months ended March 31, 2017. The increase primarily resulted from higher salary expense and policy acquisition costs and higher allocated professional fees during the three months ended March 31, 2018 compared to the same period in 2017.

Specialty Risk and Extended Warranty Segment Results of Operations

	Three Months Ended March 31,
(Amounts in Millions)	2018	2017
Net earned premiums	$594.7	$473.5

Loss and loss adjustment expenses	392.3	312.6
Amortization of deferred acquisition costs	87.8	74.3
Underwriting, general and administrative expenses	86.4	44.1
Total expenses	566.5	431.0
Underwriting income	$28.2	$42.5

Key measures:
Loss ratio (1)	66.0%	66.0%
Expense ratio (2)	29.3%	25.0%
Combined ratio (3)	95.3%	91.0%

(1)	Loss ratio is calculated by dividing the loss and loss adjustment expenses by net earned premiums.

(2)	Expense ratio is calculated by dividing the total of amortization of deferred acquisition costs and underwriting, general and administrative expenses by net earned premiums.

(3)	Combined ratio is calculated by adding loss ratio and expense ratio.

	Three Months Ended March 31,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Warranty	$299.8	50.4%	$214.5	45.3%
Other liabilities	69.6	11.7	43.3	9.1
Medical malpractice	62.7	10.5	52.8	11.2
Accident and health	43.6	7.3	—	—
Fire	25.4	4.3	60.2	12.7
Surety	25.2	4.2	18.0	3.8
Homeowners multiple-peril	23.8	4.0	24.9	5.3
Inland marine	11.1	1.9	26.1	5.5
Commercial multiple-peril	10.2	1.7	—	—
Other	23.3	4.0	33.7	7.1
Total net earned premiums	$594.7	100.0%	$473.5	100.0%

Underwriting Income

The segment had underwriting income of $28.2 million for the three months ended March 31, 2018 compared to $42.5 million for the three months ended March 31, 2017. The decrease was primarily attributable to the segment's increase in underwriting, general and administrative expenses during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, which primarily resulted from higher salary expense and policy acquisition costs.

Revenues

Net Earned Premiums. Net earned premiums increased $121.2 million, or 25.6%, to $594.7 million for the three months ended March 31, 2018 from $473.5 million for the three months ended March 31, 2017. Net earned premiums increased primarily due to increased gross written premiums resulting from our acquisition of ANV in late 2016, of which a larger portion was earned in 2018 compared with 2017. The increase was also attributable to a higher retention rate during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Our retention of gross written premiums increased to 79.8% during the three months ended March 31, 2018 compared to 69.7% during the three months ended March 31, 2017. The segment experienced growth in both our U.S. and European businesses.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses increased $79.7 million, or 25.5%, to $392.3 million for the three months ended March 31, 2018 from $312.6 million for the three months ended March 31, 2017. Our loss ratio for the segment remained flat at 66.0% for the three months ended March 31, 2018 and 2017. We had $1.5 million (representing 0.3 loss ratio points) of prior year loss reserve redundancy in the three months ended March 31, 2018. We had no prior year loss reserve development during the three months ended March 31, 2017.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $13.5 million, or 18.1%, to $87.8 million for the three months ended March 31, 2018 from $74.3 million for the three months ended March 31, 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during the three months ended March 31, 2018 and 2017 of $65.6 million and $56.6 million, respectively. The increase in amortization of deferred acquisition costs primarily relates to direct policy acquisition costs, which increased period over period as a result of premium growth in our European subsidiary, ANV.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased $42.3 million, or 95.7%, to $86.4 million for the three months ended March 31, 2018 from $44.1 million for the three months ended March 31, 2017. This increase was mainly due to approximately $31 million of miscellaneous income that was included in 2017 underwriting, general and administrative expenses. This amount was subsequently reclassed during the three months ended September 30, 2017. Absent this amount, expenses increased primarily due to higher salary expense and policy acquisition costs and higher professional fees during the three months ended March 31, 2018 compared to the same period in 2017.

Specialty Program Segment Results of Operations

	Three Months Ended March 31,
(Amounts in Millions)	2018	2017
Net earned premiums	$116.2	$195.4

Loss and loss adjustment expenses	81.9	150.3
Amortization of deferred acquisition costs	28.4	34.6
Underwriting, general and administrative expenses	28.0	20.5
Total expenses	138.3	205.4
Underwriting loss	$(22.1)	$(10.0)

Key measures:
Loss ratio (1)	70.5%	76.9%
Expense ratio (2)	48.5%	28.2%
Combined ratio (3)	119.0%	105.1%

(1)	Loss ratio is calculated by dividing the loss and loss adjustment expenses by net earned premiums.

(2)	Expense ratio is calculated by dividing the total of amortization of deferred acquisition costs and underwriting, general and administrative expenses by net earned premiums.

(3)	Combined ratio is calculated by adding loss ratio and expense ratio.

	Three Months Ended March 31,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Workers' compensation	$64.5	55.5%	$109.0	55.8%
Commercial auto and liability, physical damage	30.6	26.3	26.0	13.3
Commercial multiple-peril	11.5	9.9	—	—
Other liabilities	9.6	8.3	54.5	27.9
Accident and health	—	—	5.9	3.0
Total net earned premiums	$116.2	100.0%	$195.4	100.0%

Underwriting Loss

Underwriting Loss. The segment's underwriting loss increased $12.1 million, or 121.0%, to $22.1 million for the three months ended March 31, 2018 compared to $10.0 million for the three months ended March 31, 2017. The increase was primarily due to lower net earned premiums in 2018 coupled with an increase in underwriting, general and administrative expenses primarily related to higher salary expense and policy acquisition costs.

Revenues

Net Earned Premiums. Net earned premiums decreased $79.2 million, or 40.5%, to $116.2 million for the three months ended March 31, 2018 from $195.4 million for the same period in 2017. The decrease primarily resulted from the termination of certain workers' compensation and general liability programs in 2017.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and loss adjustment expenses decreased $68.4 million, or 45.5%, to $81.9 million for the three months ended March 31, 2018, compared to $150.3 million for the same period in 2017. Our loss ratio for the segment decreased to 70.5% compared to 76.9% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the loss ratio resulted from having prior period favorable development in the first quarter of 2018 of $10.7 million (representing 9.2 loss ratio points) compared to prior period adverse development of $18.9 million (representing 9.6 loss ratio points). This prior period favorable development was partially offset by higher current accident year selected ultimate losses compared with selected ultimate losses from prior year. For the three months ended March 31, 2018, the segment realized favorable development from certain workers' compensation related programs, which was partially offset by adverse development across some discontinued general liability programs. The prior period adverse development in the first quarter of 2017 was driven primarily by certain general liability, auto liability and workers' compensation programs.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased $6.2 million, or 17.9%, to $28.4 million for the three months ended March 31, 2018 from $34.6 million for the same period in 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during the three months ended March 31, 2018 and 2017 of $21.2 million and $26.4 million, respectively. The decrease in amortization of deferred acquisition costs excluding ceding commissions primarily relates to the termination of programs with lower acquisition costs as compared to the current business written in this segment.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased $7.5 million, or 36.6%, to $28.0 million for the three months ended March 31, 2018 from $20.5 million for the same period in 2017. The increase primarily resulted from a higher salary expense and policy acquisition costs and higher professional fees during the three months ended March 31, 2018 compared to the same period in 2017.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth for at least the next twelve months. However, we do anticipate decreases in our operating cash flows from service and fee income as a result of our September 2017 sale of the NPS system to NGHC (as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017) and the February 28, 2018 transfer of our U.S.-based fee business (as discussed in Note 13. "Divestiture" included elsewhere in this Form 10-Q). If our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital sooner to support our growth. As a result, we may from time to time raise capital from the issuance of equity, debt, equity-related debt or other capital securities, or seek to redeem, repurchase or exchange for other securities, prior to maturity, some or all of our outstanding debt in the open market, as circumstances allow. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements and, as a result, our business, financial condition and results of operation could be adversely affected. Additional information regarding our ability to access the public markets to raise capital was discussed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table is a summary of our statement of cash flows:

	Three Months Ended March 31,
(Amounts in Millions)	2018	2017 (1)
Net cash provided by (used in):
Operating activities	$296.0	$249.1
Investing activities	(447.0)	(464.0)
Financing activities	(54.9)	167.8
Effect of exchange rate changes on cash	9.8	3.4
Cash, cash equivalents and restricted cash included in business classified as held for sale, beginning of the year	89.9	—
Net decrease in cash, cash equivalents and restricted cash	$(106.2)	$(43.7)

(1)
In connection with the adoption of ASU 2016-18, the disclosure for the three months ended March 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" to the consolidated financial statements included elsewhere in this report for additional information on the adoption of ASU 2016-18.

Net cash provided by operating activities was $296.0 million for the three months ended March 31, 2018, compared to $249.1 million for the same period in 2017. The increase in cash provided by operating activities was primarily due to changes in the timing of payments, partially offset by a decrease in net income after adjusting for the non-cash gain on the transfer of our U.S.-based fee business.

Net cash used in investing activities was $447.0 million for the three months ended March 31, 2018, compared to $464.0 million for the same period in 2017. The decrease in cash used in investing activities was primarily attributable to cash proceeds received on the transfer of our U.S.-based fee business and decreases in purchases of subsidiaries and property, equipment and software, partially offset by an increase in net purchases of investments.

Net cash used in financing activities was $54.9 million for the three months ended March 31, 2018, compared to net cash provided of $167.8 million for the same period in 2017. The decrease in cash provided by financing activities was primarily due to decreases in cash generated by repurchase agreements and secured loan borrowings.

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

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year %	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference amount per share of Preferred Stock $	Net proceeds ($ in thousands)	Dividend paid during the three months ended March 31, 2018 ($ in thousands)
A	6.75	4,600,000	N/A	$25	$111,130	$1,941
B	7.25	105,000	4,200,000	1,000	101,702	1,903
C	7.625	80,000	3,200,000	1,000	77,480	1,525
D	7.50	182,500	7,300,000	1,000	176,529	3,422
E	7.75	143,750	5,750,000	1,000	139,070	2,785
F	6.95	287,500	11,500,000	1,000	278,194	4,995

For a detailed description of our Preferred Stock, refer to Note 21. “Stockholders' Equity” in Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Credit Sources

Credit Facilities

For further information on our credit facilities and outstanding notes, see Note 6. "Debt" to the consolidated financial statements included elsewhere in this report on Form 10-Q, and Note 13. "Debt" in Item 8. "Financial Statements and Supplementary Data" in our Annual Report Form 10-K for the year ended December 31, 2017.

Other Sources of Liquidity

In November 2016, one of our subsidiaries became a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Through membership, we have access to secured cash advances that can be used for supplemental liquidity purposes or other operational needs, as deemed appropriate by management. The amount of advances our subsidiary can take is dependent on eligible asset types available for pledge to secure the advances, which is limited by the statutory admitted assets and capital and surplus of the member subsidiary. At March 31, 2018, we had no outstanding borrowings with the FHLB.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the three months ended March 31, 2018.

Contractual Obligations

During the three months ended March 31, 2018, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

For further information on our reinsurance arrangements, see Note 14. "Reinsurance" to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our cash and investment portfolio is summarized in the table below by type of investment:

	March 31, 2018		December 31, 2017
(Amounts in Millions)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,137.0	10.9%	$1,243.2	13.2%
Short-term investments	206.9	2.0	187.8	2.0
Other investments	438.0	4.2	212.0	2.3
U.S. treasury securities	405.1	3.9	324.2	3.5
U.S. government agencies	137.7	1.3	50.5	0.5
Municipals	905.6	8.7	1,045.5	11.1
Foreign government	198.3	1.9	151.7	1.6
Commercial mortgage back securities	387.2	3.7	412.7	4.4
Residential mortgage backed securities:
Agency backed	907.0	8.7	556.4	5.9
Non-agency backed	8.0	0.1	6.8	0.1
Collateralized loan / debt obligations	710.1	6.8	600.6	6.4
Asset-backed securities	15.0	0.1	30.1	0.3
Corporate bonds	4,815.5	46.3	4,394.9	46.9
Preferred stocks	0.5	—	0.5	—
Common stocks	148.9	1.4	211.2	2.2
Less: Fixed maturity securities classified as held for sale (1)	—	—	(35.3)	(0.4)
Total cash and investment portfolio	$10,420.8	100.0%	$9,392.8	100.0%

(1)	For further information on our assets classified as held for sale, see Note 13. “Divestiture” to our consolidated financial statements included elsewhere in this Form 10-Q.

Our cash and investment portfolio increased $1.0 billion, or 10.9%, to $10.4 billion at March 31, 2018 from $9.4 billion as of March 31, 2017. The cash and investment portfolio increased during the three months ended March 31, 2018, primarily attributable to the cash generated by the transfer of our U.S.-based fee business and the inclusion in other investments of our $217.0 million investment in Mayfield. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. Our fixed maturity securities had a fair value of $8.5 billion and an amortized cost of $8.6 billion as of March 31, 2018. Our equity securities had a fair value of $149.4 million with a cost of $136.0 million as of March 31, 2018.

The table below summarizes the credit quality of our fixed maturity securities as of March 31, 2018 and December 31, 2017, as rated by Standard and Poor’s:

	March 31, 2018	December 31, 2017
U.S. Treasury	4.8%	4.3%
AAA	6.9	7.1
AA	28.7	27.2
A	34.7	34.7
BBB, BBB+, BBB-	22.9	24.2
BB, BB+, BB-	0.9	0.8
B, B+, B-	0.1	0.2
Other	1.0	1.5
Total	100.0%	100.0%

As of March 31, 2018, the weighted average duration of our fixed maturity securities was approximately 4.6 years and had an average yield of 3.0%.

Other investments represented approximately $438.0 million and $212.0 million of our total investment portfolio as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, other investments consisted primarily of real estate partnerships of $85.4 million, private limited partnerships of $315.7 million, syndicated term loans of $20.5 million, and other investments of $16.4 million. At December 31, 2017, other investments consisted primarily of real estate partnerships of $88.2 million, private limited partnerships of $86.8 million, syndicated term loans of $20.3 million, and other investments of $15.8 million.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We write down investments immediately that we consider to be impaired based on the above criteria collectively. There were no material impairment charges for the three months ended March 31, 2018 and March 31, 2017. For further information on our OTTI policy, see Note 3. “Investments” to the consolidated financial statements included elsewhere in this report and Note 2. "Significant Accounting Policies" to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, we own corporate bonds in the financial institutions, industrial, and utilities sectors, which account for approximately 22.9%, 29.6% and 4.2%, respectively, and 56.7% in the aggregate of the total fair value of our fixed maturity securities, and 23.2%, 35.6% and 3.9%, respectively, and 62.8% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to the consolidated financial statements, included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 31, 2017 described our Quantitative and Qualitative Disclosures about Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2018.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that, as of March 31, 2018, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that has not yet been fully remediated as further discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)    Internal Control Over Financial Reporting

As disclosed in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we identified a material weakness in internal control over financial reporting related to insufficient complement of personnel with adequate time to design, implement and operate certain controls.

Management believes that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the U.S. Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-Q.

(c)    Remediation Actions

Management continues to implement the comprehensive remediation program as disclosed in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively. During the fiscal quarter ended March 31, 2018, we continued to enhance and execute our process level controls to help ensure that the recently hired Finance personnel have adequate time to demonstrate that these controls are operating effectively.

While management believes that significant progress has been made in enhancing internal controls as of March 31, 2018, and in the period since, the material weakness described in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 has not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and work to improve our procedures and internal control over financial reporting throughout 2018 and will make any further changes management deems appropriate.

(d)    Changes in Internal Control Over Financial Reporting

The remediation efforts related to the material weakness described in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and above represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018, that have materially affected our internal control over financial reporting.

In addition, during the fiscal quarter ended March 31, 2018, we completed the transfer of a majority interest in our U.S.-based fee business. As such, there have been changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as a result of this divestiture that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect this change to reduce the complexity of our control environment as a result of having less accounting groups to consolidate.  We will continue to evaluate this change during 2018 as we begin recording this divestiture as an equity method investment.

Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 11. “Commitments and Contingencies” to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 includes a discussion of our risk factors. There have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1*
Agreement and Plan of Merger, dated as of March 1, 2018, by and among AmTrust Financial Services, Inc., Evergreen Parent, L.P. and Evergreen Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on March 1, 2018).

2.2
Amendment No. 1 to the Contribution and Stock Purchase Agreement, dated as of February 28, 2018, by and between the Company, Mayfield Holdings LLC and MH JV Holdings, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K (No. 001-33143) filed on March 16, 2018).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2018 (filed herewith).

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2018 (filed herewith).

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2018 (furnished herewith).

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2018 (furnished herewith).

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) the Notes to Unaudited Consolidated Financial Statements.

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	May 10, 2018	/s/ Barry D. Zyskind
Barry D. Zyskind
Chairman, President and Chief Executive Officer

/s/ Adam Karkowsky
Adam Karkowsky
Chief Financial Officer