Form 10-Q
period 2018-06-30
Amtrust Financial Services, Inc.
filed 2018-08-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

As of August 3, 2018, the Registrant had one class of Common Stock ($0.01 par value), of which 197,577,246 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED BALANCE SHEETS (unaudited) (In Millions, Except Par Value per Share)

	June 30, 2018	December 31, 2017
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost $8,376.8; and $7,408.7)	$8,278.3	$7,488.3
Fixed maturity securities, trading, at fair value (amortized cost $150.0; and $52.2)	148.8	49.8
Equity securities, at fair value (cost $137.3; and $195.9) (1)	154.3	211.7
Short-term investments	169.7	187.8
Other investments (related party $271.6; and $56.6)	441.5	212.0
Total investments	9,192.6	8,149.6
Cash and cash equivalents	668.8	763.1
Restricted cash and cash equivalents	532.2	480.1
Accrued interest and dividends	62.6	64.4
Premiums receivable, net (related party $165.7; and $0)	3,069.7	2,784.8
Reinsurance recoverable (related party $3,188.7; and $3,026.8)	6,053.2	6,131.4
Prepaid reinsurance premiums (related party $1,248.0; and $1,172.3)	2,304.1	2,137.3
Federal income tax receivable	69.8	73.9
Deferred policy acquisition costs	980.9	922.9
Assets held for sale	—	900.9
Property and equipment, net	421.1	453.4
Goodwill	529.5	552.9
Intangible assets	350.6	380.8
Other assets (related party $195.7; and $271.4; recorded at fair value $1.9; and $20.8)	1,526.2	1,423.1
Total assets	$25,761.3	$25,218.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$12,345.3	$12,138.8
Unearned premiums	5,703.4	5,279.2
Ceded reinsurance premiums payable (related party $412.8; and $402.4)	898.4	809.6
Funds held under reinsurance treaties	75.5	83.6
Note payable on collateral loan – related party	168.0	168.0
Securities sold but not yet purchased, at fair value	161.8	75.5
Securities sold under agreements to repurchase	214.8	—
Liabilities held for sale	—	761.7
Deferred gain on retroactive reinsurance	317.9	330.0
Debt (net of debt issuance cost of $14.4, and $15.0)	1,315.3	1,288.7
Accrued expenses and other liabilities (related party $55.3; and $0; recorded at fair value $34.4; and $78.6)	959.8	913.5
Total liabilities	22,160.2	21,848.6
Commitments and contingencies
Redeemable non-controlling interest	—	1.9
Stockholders’ equity:
Common stock, $0.01 par value; 500.0 shares authorized; 210.8 issued in 2018 and 2017; 197.5 and 196.1 outstanding in 2018 and 2017, respectively	2.1	2.1
Preferred stock, $0.01 par value; 10.0 shares authorized; 5.4 issued and outstanding in 2018 and 2017; $913.7 aggregated liquidation preference in 2018 and 2017	913.7	913.7
Additional paid-in capital	1,622.8	1,639.6
Treasury stock at cost; 13.2 and 14.7 shares in 2018 and 2017, respectively	(218.2)	(242.1)
Accumulated other comprehensive (loss) income, net of tax	(150.6)	15.5
Retained earnings	1,373.8	860.9
Total AmTrust Financial Services, Inc. equity	3,543.6	3,189.7
Non-controlling interest	57.5	178.4
Total stockholders’ equity	3,601.1	3,368.1
Total liabilities and stockholders’ equity	$25,761.3	$25,218.6

(1)
In connection with the adoption of ASU 2016-01, the consolidated balance sheets as of December 31, 2017 have been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the adoption of ASU 2016-01.

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (In Millions, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net earned premiums	$1,286.2	$1,380.7	$2,641.1	$2,603.2
Service and fee income (related parties - three months $12.7; $35.6 and six months $27.2; $55.9)	49.3	168.4	165.4	305.9
Net investment income	68.3	49.3	136.5	112.6
Net realized gain on investments	5.4	23.5	7.7	32.1
Gain on sale of U.S.-based fee business	—	—	724.1	—
Other	(2.5)	(1.5)	5.2	7.2
Total revenues	1,406.7	1,620.4	3,680.0	3,061.0
Losses and expenses:
Loss and loss adjustment expenses	933.7	1,024.5	1,906.6	1,864.8
Amortization of deferred acquisition costs (net of ceding commission - related party - three months $156.0; $158.2 and six months $314.9; $311.9)	310.4	207.8	526.0	413.7
Underwriting, general and administrative expenses	121.1	165.4	333.7	287.7
Interest expense (net of interest income - related party - three months $1.2; $1.2 and six months $2.3; $2.3)	21.9	24.2	44.7	47.8
Foreign currency loss (gain)	11.6	58.9	(14.9)	76.9
Other	109.3	199.8	323.9	362.7
Total losses and expenses	1,508.0	1,680.6	3,120.0	3,053.6
(Loss) income before income taxes and equity in earnings of unconsolidated subsidiaries	(101.3)	(60.2)	560.0	7.4
(Benefit) provision for income taxes	(4.4)	(19.8)	(19.0)	1.6
(Loss) income before equity in earnings of unconsolidated subsidiaries	(96.9)	(40.4)	579.0	5.8
Equity in earnings of unconsolidated subsidiaries	—	69.5	—	73.5
Net (loss) income	(96.9)	29.1	579.0	79.3
Net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	(2.8)	(6.7)	(0.3)	(17.7)
Net (loss) income attributable to AmTrust stockholders	(99.7)	22.4	578.7	61.6
Dividends on preferred stock	(16.5)	(16.5)	(33.1)	(33.1)
Net (loss) income attributable to AmTrust common stockholders	$(116.2)	$5.9	$545.6	$28.5
(Loss) earnings per common share:
Basic (loss) earnings per share	$(0.59)	$0.03	$2.78	$0.16
Diluted (loss) earnings per share	$(0.59)	$0.03	$2.77	$0.16
Dividends declared per common share	$—	$0.17	$0.17	$0.34

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited) (In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(96.9)	$29.1	$579.0	$79.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(86.6)	62.7	(24.4)	76.6
Change in fair value of interest rate swap	—	—	—	0.1
Unrealized (loss) gain on debt securities:
Gross unrealized holding (loss) gain	(17.8)	66.1	(174.9)	98.1
Less tax (benefit) expense	(5.6)	16.6	(38.0)	23.0
Cumulative effect of change in accounting principles, net of taxes of $20.4 for the six months ended June 30, 2018 (1)	—	—	(0.7)	—
Net unrealized holding (loss) gain	(12.2)	49.5	(137.6)	75.1
Reclassification adjustment for investment gain included in net (loss) income:
Other net realized gain on investments	(2.5)	(19.3)	(4.1)	(30.9)
Reclassification adjustment for investment gain included in net (loss) income	(2.5)	(19.3)	(4.1)	(30.9)
Other comprehensive (loss) income, net of tax	(101.3)	92.9	(166.1)	120.9
Comprehensive (loss) income	(198.2)	122.0	412.9	200.2
Less: comprehensive income attributable to non-controlling and redeemable non-controlling interest	2.8	6.7	0.3	17.7
Comprehensive (loss) income attributable to AmTrust Financial Services, Inc.	$(201.0)	$115.3	$412.6	$182.5

(1)	See Note 2. "Recent Accounting Pronouncements" for additional information on the adoptions of ASU 2016-01 and ASU 2018-02.

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In Millions)

	Six Months Ended June 30,
	2018	2017 (1)
Net cash provided by operating activities	$323.9	$277.6
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(2,125.3)	(1,112.4)
Fixed maturity securities, trading	(383.2)	(312.9)
Equity securities	(114.7)	(11.2)
Other investments	(13.5)	(15.6)
Subsidiaries, net of cash received	0.1	(97.8)
Property, equipment and software, net	(4.9)	(188.7)
Life settlement contracts	—	(16.5)
Sales of:
Fixed maturity securities, available-for-sale (includes maturities & paydowns)	1,079.1	988.3
Fixed maturity securities, trading	282.9	309.4
Equity securities	181.7	151.7
Other investments	4.0	65.7
Securities sold but not purchased, net	85.4	21.5
Equity method investment	—	211.3
Subsidiary, net of cash transferred (2)	538.4	—
Short term investments, net	35.2	—
Receipt of life settlement contract proceeds	—	33.2
Net cash (used in) provided by investing activities	(434.8)	26.0
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	214.8	(128.6)
Secured loan agreements borrowings	—	105.6
Secured loan agreements payments	(3.8)	(7.5)
Promissory notes and other proceeds (payments)	13.3	(52.3)
Financing fees	—	(0.2)
Common stock issuance	—	298.7
Contingent consideration payments	(1.4)	(5.0)
Non-controlling interest capital (dividends) contributions from consolidated subsidiaries, net	(114.6)	12.4
Stock option exercise and other	(3.1)	(1.4)
Dividends distributed on common stock	(66.7)	(58.1)
Dividends distributed on preferred stock	(33.1)	(33.1)
Net cash (used in) provided by financing activities	5.4	130.5
Effect of exchange rate changes on cash	(26.6)	19.1
Cash, cash equivalents and restricted cash included in business classified as held for sale, beginning of the year	89.9	—
Net (decrease) increase in cash, cash equivalents and restricted cash and restricted cash equivalents	(42.2)	453.2
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of the year	1,243.2	1,281.1
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of the period	$1,201.0	$1,734.3

(1)
In connection with the adoption of ASU 2016-18, the disclosure for the six months ended June 30, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the adoption of ASU 2016-18.

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Millions, Except Share and Per Share Data)

1. Basis of Reporting and Merger Agreement

Basis of Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the AmTrust Financial Services, Inc. (“AmTrust” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the Securities and Exchange Commission ("SEC") on March 16, 2018 ("Form 10-K").

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

Merger Agreement

On March 1, 2018, the Company entered into an agreement and plan of merger with Evergreen Parent, L.P. (“Evergreen Parent”), an entity formed by private equity funds managed by Stone Point Capital LLC (“Stone Point”), together with Barry D. Zyskind, the Company’s Chairman and CEO, George Karfunkel and Leah Karfunkel (such individuals, collectively, the “Karfunkel-Zyskind Family”) pursuant to which Evergreen Parent will acquire all of the Company’s outstanding common shares, par value $0.01 per share (the “Common Stock”) that are not currently owned or controlled by the Karfunkel-Zyskind Family and its affiliates and certain related parties (the “Merger Agreement”). The Karfunkel-Zyskind Family and its affiliates and certain related parties currently own or control approximately 55% of the Company's outstanding shares of Common Stock. On June 6, 2018, the parties entered into Amendment No. 1 to the Merger Agreement (the “Amended Merger Agreement”).

Pursuant to the transactions contemplated by the Amended Merger Agreement, at the effective time of the merger, each outstanding share of the Company’s Common Stock (other than certain excluded shares) will be converted into the right to receive $14.75 per share of Common Stock in cash, without interest and less any required withholding taxes (the “Merger Consideration”). Common Stock owned by the Company, any wholly-owned subsidiary of the Company, a subsidiary formed to participate in the merger, Evergreen Parent (including the Rollover Shares (as defined below)) or holders who have properly exercised dissenters’ rights under Delaware law will not be converted into the right to receive the Merger Consideration.

On June 21, 2018, the Amended Merger Agreement was adopted by the affirmative vote of (i) the holders of at least a majority of all outstanding shares of Common Stock and (ii) the holders of at least a majority of all outstanding shares of Common Stock held by the “Public Stockholders” (defined as stockholders other than Evergreen Parent and its affiliates, the Rollover Stockholders (as defined below) and their respective affiliates and certain related parties and the Company’s directors and officers as set forth on Schedule I to the Merger Agreement), in each case, entitled to vote on the merger at a meeting of stockholders duly called and held for such purpose (the “Requisite Stockholder Vote”). Consummation of the merger remains subject to certain customary closing conditions, including regulatory approvals.

The Amended Merger Agreement contains customary termination rights for the Company and Evergreen Parent, which were described in the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018 and its Current Report on Form 8-K filed with the SEC on June 7, 2018. The Amended Merger Agreement also contains customary representations, warranties and

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Millions, Except Share and Per Share Data)

covenants of the Company, including covenants to conduct its business in the ordinary course during the interim period between the execution of the Amended Merger Agreement and consummation of the merger and not to engage in certain types of transactions during this interim period without the prior written consent of Evergreen Parent.

Evergreen Parent has obtained equity financing commitments for the transactions contemplated by the Amended Merger Agreement, the aggregate proceeds of which, when combined with available cash resources of the Company, will be sufficient for Evergreen Parent to pay the aggregate Merger Consideration and all related fees and expenses. On March 1, 2018, private equity funds managed by Stone Point and an investment entity controlled by the Karfunkel-Zyskind Family committed to capitalize Evergreen Parent, at or immediately prior to the effective time of the merger, with an aggregate equity contribution in an amount up to $800.0 and $400.0, respectively, in exchange for equity interests in Evergreen Parent, subject to the terms and conditions set forth in certain equity financing commitment letters, dated as of March 1, 2018. On July 23, 2018, Evergreen Parent entered into subscription agreements, subject to certain conditions, with Enstar Group Limited (“Enstar”), an entity controlled by Madison Dearborn Partners (“MDP”), and for certain limited purposes, a private equity fund controlled by Stone Point and the investment entity controlled by the Karfunkel-Zyskind Family, pursuant to which Enstar and MDP agreed to purchase equity in Evergreen Parent in an aggregate amount of $200.0 and $150.0, respectively. This aggregate amount of equity financing provided to Evergreen Parent by Enstar and MDP will reduce, pro rata, the aggregate amount of equity financing provided to Evergreen Parent by the private equity funds managed by Stone Point and the investment entity controlled by the Karfunkel-Zyskind Family. In addition, the Karfunkel-Zyskind Family and its affiliates and certain related parties (the “Rollover Stockholders”) entered into a rollover agreement, dated as of March 1, 2018, pursuant to which such Rollover Stockholders committed to contribute all of the shares of Common Stock that they own to Evergreen Parent immediately prior to the closing of the merger (the “Rollover Shares”).

The Company incurred $36.6 of transaction expenses in connection with the merger during the six months ended June 30, 2018, respectively.

2. Recent Accounting Pronouncements

As compared to those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the Company's significant accounting policies have been updated for the recent accounting pronouncements or changes in accounting pronouncements discussed below during the six months ended June 30, 2018.

Recent Accounting Standards, Adopted

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments allow an entity to elect to reclassify the income tax effects of the United States of America ("U.S.") federal government enacted tax bill, the Tax Cuts and Jobs Act ("TCJA"), on items within accumulated other comprehensive income to retained earnings. If an entity elects to reclassify the income tax effects, the amount of that reclassification only includes the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment related to items remaining in accumulated other comprehensive income. An entity is not permitted to reclassify the effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from operations. An entity is required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income. An entity is permitted to apply the guidance either at the beginning of the period of adoption or retrospectively to each period (or periods) in which the income tax effects of the TCJA are recognized. This guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, including adoption in any interim period. The Company adopted the guidance early on January 1, 2018. The cumulative effect was an increase to accumulated other comprehensive income and a decrease to retained earnings of $16.0.

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

For the three and six months ended June 30, 2018, approximately $49.7 and $156.9, respectively, of revenues, or less than 5% of the Company's total revenues, are affected by the accounting policy changes. Refer to Note 12. "Segments" for disclosure of revenues from contracts with customers by business segment. On February 28, 2018, the Company completed the transfer of a majority interest in the portion of the Company's U.S.-based fee businesses that (a) act as managing general agents for the distribution, underwriting and procurement of property and casualty insurance on behalf of certain of the Company's affiliates and other insurance carriers and (b) design, develop, market and act as third party administrators for programs for service contracts, limited warranties and replacement plans as further described in the Acquisition Agreement (the “U.S.-based fee business”), that reduces service and fee income subsequent to the transfer date.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard amends the guidance for leasing transactions. The guidance requires a lessee to classify lease contracts as finance or operating leases, and to recognize assets and liabilities for the rights and obligations created by leasing transactions with lease terms more than twelve months. The guidance substantially retains the criteria for classifying leasing transactions as finance or operating leases. For finance leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes interest expense on the lease liability separately from the amortization of the right-of-use asset. For operating leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes lease expense on a straight-line basis. The guidance requires a lessor to recognize lease income related to an operating lease generally on a straight-line basis over the lease term. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 that provides a lessee or lessor the election to not assess whether land easements, not currently accounted for as leases under the current lease guidance, are leases under the new standard. On a prospective basis after adoption of the guidance, a lessee or lessor is required to apply the new standard to new or modified land easements. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements that permits the initial application of the new standard as of the effective date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessors with an option, by class of underlying asset, to not separate nonlease components from the related lease component and, instead, to account for those components as a single component subject to certain criteria. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that period. Early adoption is permitted. The Company is implementing changes to its enterprise reporting systems and its processes in conjunction with the evaluation of the new standard on the existing lease agreements. The Company plans to adopt the new standard as of January 1, 2019, and to recognize any cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

The Company is currently evaluating the impact this standard will have on its financial position, results of operations or cash flows.

3. Investments

(a) Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale as of June 30, 2018 and December 31, 2017, are presented below:

As of June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$299.7	$0.9	$(3.0)	$297.6
U.S. government agencies	131.4	0.8	(1.6)	130.6
Municipal bonds	822.5	7.6	(9.0)	821.1
Foreign government	286.5	1.3	(3.9)	283.9
Corporate bonds:
Finance	1,909.8	13.9	(37.3)	1,886.4
Industrial	2,400.3	16.4	(55.5)	2,361.2
Utilities	325.6	4.5	(7.3)	322.8
Commercial mortgage-backed securities	397.2	1.6	(14.1)	384.7
Residential mortgage-backed securities:
Agency backed	916.3	1.5	(16.8)	901.0
Non-agency backed	7.6	—	—	7.6
Collateralized loan / debt obligation	822.6	4.4	(2.9)	824.1
Asset backed securities	57.3	0.1	(0.1)	57.3
Total available-for-sale securities	$8,376.8	$53.0	$(151.5)	$8,278.3

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

As of December 31, 2017 (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$301.6	$0.9	$(3.2)	$299.3
U.S. government agencies	51.1	—	(0.6)	50.5
Municipal bonds	1,035.5	15.9	(5.9)	1,045.5
Foreign government	151.4	3.5	(3.2)	151.7
Corporate bonds:
Finance	1,733.2	48.1	(11.9)	1,769.4
Industrial	2,237.0	57.3	(26.1)	2,268.2
Utilities	323.8	10.7	(2.1)	332.4
Commercial mortgage-backed securities	419.3	3.8	(10.4)	412.7
Residential mortgage-backed securities:
Agency backed	562.0	5.8	(11.4)	556.4
Non-agency backed	6.9	—	(0.1)	6.8
Collateralized loan / debt obligation	591.2	9.7	(0.3)	600.6
Asset backed securities	30.1	0.1	(0.1)	30.1
Less: Assets classified as held for sale (See Note 13)	(34.4)	(0.9)	—	(35.3)
Total available-for-sale securities	$7,408.7	$154.9	$(75.3)	$7,488.3

(1)
In connection with the adoption of ASU 2016-01, the disclosure for December 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

Proceeds from the sales of investments in available-for-sale securities were $342.0 and $464.9 during the three months ended June 30, 2018 and 2017, respectively, and $1,079.1 and $988.3 during the six months ended June 30, 2018 and 2017, respectively.

A summary of the Company’s available-for-sale securities as of June 30, 2018 and December 31, 2017, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$319.8	$317.3	$228.1	$226.7
Due after one through five years	1,875.8	1,877.7	1,811.3	1,845.5
Due after five through ten years	3,455.4	3,383.4	3,199.7	3,239.8
Due after ten years	524.8	525.2	594.5	605.0
Mortgage and asset backed securities	2,201.0	2,174.7	1,609.5	1,606.6
Less: Assets classified as held for sale (See Note 13)	—	—	(34.4)	(35.3)
Total	$8,376.8	$8,278.3	$7,408.7	$7,488.3

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

The tables below summarize the gross unrealized losses of the Company's available-for-sale securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$40.6	$(0.4)	$233.9	$(2.6)	$274.5	$(3.0)
U.S. government agencies	94.6	(1.6)	1.5	—	96.1	(1.6)
Municipal bonds	256.3	(4.6)	134.2	(4.4)	390.5	(9.0)
Foreign government	182.5	(3.2)	14.6	(0.7)	197.1	(3.9)
Corporate bonds:
Finance	1,299.7	(34.0)	73.1	(3.3)	1,372.8	(37.3)
Industrial	1,544.0	(43.2)	190.9	(12.3)	1,734.9	(55.5)
Utilities	223.4	(7.0)	9.2	(0.3)	232.6	(7.3)
Commercial mortgage-backed securities	164.0	(5.4)	127.4	(8.7)	291.4	(14.1)
Residential mortgage-backed securities:
Agency backed	557.5	(9.6)	120.4	(7.2)	677.9	(16.8)
Collateralized loan / debt obligations	316.9	(2.9)	—	—	316.9	(2.9)
Asset backed securities	4.0	—	0.7	(0.1)	4.7	(0.1)
Total	$4,683.5	$(111.9)	$905.9	$(39.6)	$5,589.4	$(151.5)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2017 (1)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$41.9	$(0.5)	$247.0	$(2.7)	$288.9	$(3.2)
U.S. government agencies	48.7	(0.6)	0.5	—	49.2	(0.6)
Municipal bonds	171.3	(2.7)	178.7	(3.2)	350.0	(5.9)
Foreign government	57.4	(2.2)	17.1	(1.0)	74.5	(3.2)
Corporate bonds:
Finance	419.3	(9.7)	91.5	(2.2)	510.8	(11.9)
Industrial	437.1	(16.4)	255.4	(9.7)	692.5	(26.1)
Utilities	72.5	(2.0)	11.9	(0.1)	84.4	(2.1)
Commercial mortgage-backed securities	81.5	(4.1)	157.5	(6.3)	239.0	(10.4)
Residential mortgage-backed securities:
Agency backed	91.7	(4.7)	167.8	(6.7)	259.5	(11.4)
Non-agency backed	2.9	—	0.8	(0.1)	3.7	(0.1)
Collateralized loan / debt obligations	56.8	(0.2)	4.3	(0.1)	61.1	(0.3)
Asset backed securities	7.1	—	3.1	(0.1)	10.2	(0.1)
Total	$1,488.2	$(43.1)	$1,135.6	$(32.2)	$2,623.8	$(75.3)

(1)
In connection with the adoption of ASU 2016-01, the disclosure for December 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

There were 3,596 and 2,086 individual security lots as of June 30, 2018 and December 31, 2017, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be other-than-temporarily impaired ("OTTI"). The Company analyzes its fixed maturity securities in an unrealized loss position for OTTI each reporting period. Beginning January 1, 2018, the Company generally evaluates an investment for impairment when it has been in an unrealized loss position of 20% or more of amortized cost for twelve consecutive months. As of June 30, 2018, the Company has determined that the unrealized losses on fixed maturity securities were primarily due to market interest rate movements since their date of purchase. As of June 30, 2018, for the $39.6 of unrealized losses related to securities in unrealized loss positions for a period of twelve or more

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

consecutive months, none were related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.

There were no material credit-related OTTI charges for the three and six months ended June 30, 2018 and 2017.

(b) Trading Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as trading as of June 30, 2018 and December 31, 2017 are presented in the tables below:

As of June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
Industrial	$25.3	$0.6	$(1.6)	$24.3
Finance	1.0	—	—	1.0
U.S. treasury securities	123.7	0.3	(0.5)	123.5
Total trading securities	$150.0	$0.9	$(2.1)	$148.8

As of December 31, 2017 (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
Industrial	$26.7	$0.1	$(2.4)	$24.4
Finance	0.5	—	—	0.5
U.S. treasury securities	25.0	—	(0.1)	24.9
Total trading securities	$52.2	$0.1	$(2.5)	$49.8

(1)
In connection with the adoption of ASU 2016-01, the disclosure for December 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

Proceeds from the sales of investments in trading securities were approximately $68.8 and $177.6 during the three months ended June 30, 2018 and 2017, respectively, and $282.9 and $309.4 during the six months ended June 30, 2018 and 2017, respectively.

The table below shows the portion of trading gains and losses for the period related to trading securities still held during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Net losses recognized during the period on trading securities	$(1.9)	$(1.5)	$(5.0)	$(4.6)
Less: Net (gains) losses recognized during the period on trading securities sold during the period	(4.3)	0.6	(3.9)	2.4
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$2.4	$(2.1)	$(1.1)	$(7.0)

(1)
In connection with the adoption of ASU 2016-01, the disclosure for the three and six months ended June 30, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

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

The original cost, gross unrealized gains and losses, and estimated fair value of the Company's equity securities as of June 30, 2018 and December 31, 2017, are presented below:

As of June 30, 2018	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$0.5	$—	$—	$0.5
Common stock	136.8	37.3	(20.3)	153.8
Total equity securities	$137.3	$37.3	$(20.3)	$154.3

As of December 31, 2017	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$0.5	$—	$—	$0.5
Common stock	195.4	30.6	(14.8)	211.2
Total equity securities	$195.9	$30.6	$(14.8)	$211.7

Proceeds from the sales of investments in equity securities were approximately $58.8 and $32.4 during the three months ended June 30, 2018 and 2017, respectively, and $181.7 and $151.7 during the six months ended June 30, 2018 and 2017, respectively.

The table below shows the portion of gains and losses for the period related to equity securities still held during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net gains recognized during the period on equity securities	$4.6	$11.9	$8.7	$17.0
Less: Net gains recognized during the period on equity securities sold during the period	(6.4)	(4.4)	(1.4)	(5.0)
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$11.0	$16.3	$10.1	$22.0

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

(d) Investment Income

Net investment income for the three and six months ended June 30, 2018 and 2017 was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed maturity securities, available-for-sale	$62.0	$69.4	$121.4	$126.7
Fixed maturity securities, trading	4.2	—	4.8	1.0
Equity securities (1)	0.4	0.2	0.7	1.6
Cash and short term investments	4.7	1.9	8.8	3.3
Other invested assets	0.3	(19.2)	6.7	(15.0)
Total investment income	71.6	52.3	142.4	117.6
Investment expenses and interest expense on securities sold under agreement to repurchase	(3.3)	(3.0)	(5.9)	(5.0)
Net investment income	$68.3	$49.3	$136.5	$112.6

(1)
In connection with the adoption of ASU 2016-01, the disclosure for the three and six months ended June 30, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

(e) Realized Gains and Losses

The tables below summarize the gross and net realized gains and (losses) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities, available-for-sale	$16.4	$(13.9)	$2.5	$14.1	$(0.9)	$13.2
Fixed maturity securities, trading	—	(1.9)	(1.9)	2.8	(4.3)	(1.5)
Equity securities (1)	10.1	(5.5)	4.6	9.8	(13.7)	(3.9)
Other invested assets	0.2	—	0.2	15.7	—	15.7
Total	$26.7	$(21.3)	$5.4	$42.4	$(18.9)	$23.5

	Six Months Ended June 30,
	2018			2017
	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities, available-for-sale	$19.9	$(15.8)	$4.1	$22.4	$(2.1)	$20.3
Fixed maturity securities, trading	2.1	(7.1)	(5.0)	5.2	(9.8)	(4.6)
Equity securities (1)	23.7	(15.0)	8.7	21.0	(20.6)	0.4
Other invested assets	0.2	—	0.2	16.0	—	16.0
Other-than-temporary impairment of fixed maturity securities, available-for-sale	—	(0.3)	(0.3)	—	—	—
Total	$45.9	$(38.2)	$7.7	$64.6	$(32.5)	$32.1

(1)
In connection with the adoption of ASU 2016-01, the disclosure for the three and six months ended June 30, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain investment grade securities. The fair values of the Company's restricted assets as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Restricted cash and cash equivalents	$532.2	$480.1
Restricted investments	3,062.2	3,193.8
Total restricted cash, cash equivalents and investments	$3,594.4	$3,673.9

(g) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. For more information related to these agreements, see Note 3. "Investments" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s liability for securities to be delivered is measured at their fair value and was $161.8 and $75.5 as of June 30, 2018 and December 31, 2017, respectively.

From time to time, the Company enters into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed maturity securities. For more information related to these agreements, see Note 2. "Significant Accounting Policies" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, the Company had 16 individual repurchase agreements outstanding with a principal amount of $214.8, which approximates fair value, at interest rates between 0.0% and 3.5%. The Company had approximately $227.5 of collateral pledged in support of these agreements as of June 30, 2018. As of December 31, 2017, the Company had no repurchase agreements outstanding.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

4. Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Total	Level 1	Level 2	Level 3
Financial Assets
U.S. treasury securities	$421.1	$421.1	$—	$—
U.S. government agencies	130.6	—	130.6	—
Municipal bonds	821.1	—	820.5	0.6
Foreign government	283.9	—	283.9	—
Corporate bonds and other bonds:
Finance	1,887.4	—	1,887.4	—
Industrial	2,385.5	—	2,385.5	—
Utilities	322.8	—	322.8	—
Commercial mortgage-backed securities	384.7	—	362.6	22.1
Residential mortgage-backed securities:
Agency backed	901.0	—	901.0	—
Non-agency backed	7.6	—	7.6	—
Collateralized loan / debt obligations	824.1	—	824.1	—
Asset-backed securities	57.3	—	56.5	0.8
Equity securities	154.3	153.2	0.3	0.8
Short term investments	169.7	—	169.7	—
Other investments	4.1	—	—	4.1
Life settlement contracts	1.9	—	—	1.9
Total financial assets	$8,757.1	$574.3	$8,152.5	$30.3
Financial Liabilities
Securities sold but not yet purchased	$161.8	$153.9	$7.9	$—
Securities sold under agreements to repurchase	214.8	—	214.8	—
Life settlement contract profit commission	3.2	—	—	3.2
Contingent consideration	31.2	—	—	31.2
Total financial liabilities	$411.0	$153.9	$222.7	$34.4

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

As of December 31, 2017	Total	Level 1	Level 2	Level 3
Financial Assets
U.S. treasury securities	$324.2	$324.2	$—	$—
U.S. government agencies	50.5	—	50.5	—
Municipal bonds	1,045.5	—	1,045.1	0.4
Foreign government	151.7	—	151.7	—
Corporate bonds and other bonds:
Finance	1,769.9	—	1,769.9	—
Industrial	2,292.6	—	2,292.6	—
Utilities	332.4	—	332.4	—
Commercial mortgage-backed securities	412.7	—	389.8	22.9
Residential mortgage-backed securities:
Agency backed	556.4	—	556.4	—
Non-agency backed	6.8	—	6.8	—
Collateralized loan / debt obligations	600.6	—	600.6	—
Asset-backed securities	30.1	—	29.3	0.8
Equity securities	211.7	210.7	0.5	0.5
Short term investments	187.8	—	187.8	—
Other investments	5.0	—	—	5.0
Life settlement contracts	20.8	—	—	20.8
Less: Fixed maturity securities classified as held for sale (see note 13)	(35.3)	—	(35.3)	—
Total financial assets (1)	$7,963.4	$534.9	$7,378.1	$50.4
Financial Liabilities
Securities sold but not yet purchased	$75.5	$70.8	$4.7	$—
Life settlement contract profit commission	3.2	—	—	3.2
Contingent consideration	75.4	—	—	75.4
Total financial liabilities (2)	$154.1	$70.8	$4.7	$78.6

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

Transfers between Level 1 and Level 2 for all periods presented are due to changes in the availability of observable market information and re-evaluation of the observability of pricing inputs. During the three and six months ended June 30, 2018 and 2017, there were no significant transfers between Level 1 and Level 2.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and six months ended June 30, 2018 and 2017. The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Balance as of March 31, 2018	Net (loss) income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into Level 3	Balance as of June 30, 2018
Fixed maturities, available-for-sale	$23.3	$—	$1.1	$—	$(0.9)	$—	$23.5
Equity securities	0.5	—	0.3	—	—	—	0.8
Other investments	4.5	—	—	—	(0.4)	—	4.1
Life settlement contracts	15.4	(2.3)	—	—	(11.2)	—	1.9
Life settlement contract profit commission	(3.4)	0.2	—	—	—	—	(3.2)
Contingent consideration	(32.3)	(0.9)	—	—	2.0	—	(31.2)
Total	$8.0	$(3.0)	$1.4	$—	$(10.5)	$—	$(4.1)

	Balance as of March 31, 2017	Net (loss) income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into Level 3	Balance as of June 30, 2017
Fixed maturities, available-for-sale	$35.1	$—	$0.2	$5.2	$(2.3)	$3.3	$41.5
Equity securities	21.5	(0.1)	0.1	0.1	(16.7)	18.6	23.5
Life settlement contracts	397.5	13.1	—	1.3	(15.1)	—	396.8
Life settlement contract profit commission	(5.6)	(0.1)	—	—	—	—	(5.7)
Contingent consideration	(72.4)	(3.1)	—	(27.2)	5.0	—	(97.7)
Total	$376.1	$9.8	$0.3	$(20.6)	$(29.1)	$21.9	$358.4

	Balance as of December 31, 2017	Net (loss) income	Other comprehensive income	Purchases and issuances	Sales and settlements	Net transfers into Level 3	Balance as of June 30, 2018
Fixed maturities, available-for-sale	$24.1	$(0.3)	$0.8	$—	$(1.1)	$—	$23.5
Equity securities	0.5	—	0.3	—	—	—	0.8
Other investments	5.0	(0.5)	—	—	(0.4)	—	4.1
Life settlement contracts	20.8	2.3	—	—	(21.2)	—	1.9
Life settlement contract profit commission	(3.2)	—	—	—	—	—	(3.2)
Contingent consideration	(75.4)	(2.6)	—	—	46.8	—	(31.2)
Total	$(28.2)	$(1.1)	$1.1	$—	$24.1	$—	$(4.1)

	Balance as of December 31, 2016	Net (loss) income	Other comprehensive (loss) income	Purchases and issuances	Sales and settlements	Net transfers into Level 3	Balance as of June 30, 2017
Fixed maturities, available-for-sale	$46.9	$—	$(0.5)	$7.5	$(2.8)	$(9.6)	$41.5
Equity securities	24.4	(0.4)	0.3	4.6	(18.8)	13.4	23.5
Life settlement contracts	356.9	48.6	—	16.5	(25.2)	—	396.8
Life settlement contract profit commission	(4.9)	(0.8)	—	—	—	—	(5.7)
Contingent consideration	(71.7)	(3.8)	—	(27.2)	5.0	—	(97.7)
Total	$351.6	$43.6	$(0.2)	$1.4	$(41.8)	$3.8	$358.4

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Maturity Investments: As of June 30, 2018, the Company's Level 3 securities consisted primarily of a commercial mortgage-backed security. The fair value of this fixed maturity security as of June 30, 2018 was measured using valuation techniques involving unobservable inputs.

•
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Short Term Investments: The carrying value of cash and cash equivalents, restricted cash and cash equivalents, and short term investments approximate their respective fair value and are classified as Level 2 in the fair value hierarchy.

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: In June 2017, the Company sold 10,586,000 common shares of National General Holdings Corp, a publicly-held insurance holding company ("NGHC"). As a result of the sale, the Company ceased accounting for this investment under the equity method. The Company has classified its investment in NGHC common stock of $45.0 and $33.6 as of June 30, 2018 and December 31, 2017, respectively, as equity securities.

•	Subordinated Debentures and Debt: The fair value of the Company's debt arrangements as of June 30, 2018 was as follows:

	June 30, 2018
	Carrying Value	Fair Value
Revolving credit facility	$130.0	$130.0
5.5% Convertible senior notes due 2021	5.4	5.4
2.75% Convertible senior notes due 2044	176.4	218.8
6.125% Senior notes due 2023	248.6	242.5
Junior subordinated debentures due 2035-2037	122.2	112.1
Trust preferred securities due 2033-2037	92.8	87.3
7.25% Subordinated Notes due 2055	145.4	146.0
7.50% Subordinated Notes due 2055	130.9	134.7
Secured loan agreements	168.2	168.2
Promissory notes and other	95.4	95.4
Total debt	$1,315.3	$1,340.4

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

•
Securities sold but not yet purchased: The Company's securities sold but not yet purchased consist of equity and fixed maturity securities and are valued and classified within the fair value hierarchy accordingly.

•
Securities sold under agreements to repurchase: The Company's securities sold under agreements to repurchase are classified as Level 2 in the fair value hierarchy and approximate their fair values due to the short-term and secured nature of the liabilities.

•
Contingent consideration: The fair value of contingent consideration is based on a discounted cash flow methodology and is classified as Level 3 in the fair value hierarchy. The range of discount rates used for contingent consideration was primarily between 11% and 30%.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

5. Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for loss and loss adjustment expense ("Loss and LAE") reserves for the six months ended June 30, 2018, and 2017, respectively:

	Six Months Ended June 30,
	2018	2017
Loss and LAE reserves, gross of related reinsurance recoverables at beginning of year	$12,138.8	$10,140.7
Less: Reinsurance recoverables at beginning of year	5,669.6	3,873.8
Net balance, beginning of year	6,469.2	6,266.9
Incurred related to:
Current year	1,886.3	1,772.9
Prior year	20.3	91.9
Total incurred during the period	1,906.6	1,864.8
Paid related to:
Current year	(414.0)	(366.2)
Prior year	(1,177.4)	(1,148.3)
Total paid during the period	(1,591.4)	(1,514.5)
Acquired loss and loss adjustment reserves and other	9.2	200.8
Retroactive reinsurance adjustment	12.1	(698.0)
Effect of foreign exchange rates	(51.5)	87.4
Net balance, end of period	6,754.2	6,207.4
Plus reinsurance recoverables at end of period	5,591.1	4,942.1
Loss and LAE reserves, at end of period	$12,345.3	$11,149.5

The Company's Loss and LAE reserves, gross of related reinsurance recoverables, increased $206.5 and $1,008.8, respectively, during the six months ended June 30, 2018 and 2017. The Company had adverse prior period reserve development of $20.3 during the six months ended June 30, 2018 after reflecting a $12.1 gain on an adverse development cover (ADC) obtained in 2017. Prior to the gain on the ADC, the Company's total six-month prior period reserve development is $32.4. Consistent with prior periods, the actuarial process was driven by updated and new incurred and paid loss data, continued review of actuarial diagnostics, and actuarial analysis based on updated data for the period.
For the six months ended June 30, 2018, adverse development of approximately $49.0 was recognized in the Small Commercial Business and Specialty Program Commercial Auto Liability portfolio on accident years 2014 through 2017, driven by severity trends that exceeded prior expectations and actuarial analysis using updated data for the period. The Company is currently engaged in re-underwriting and devoting additional claims resources/focus to the existing auto liability portfolio to mitigate risks of future development. Additionally, $30.4 of adverse development was reflected in the Small Commercial Business General Liability portfolio, largely driven by severity trends being greater than expected in the regional New York/New Jersey policies and large loss development on Excess & Surplus policies. Additionally, $22.3 of adverse development was driven primarily by long-tailed terminated programs, particularly general liability programs, in the Company's Specialty Program segment. The Company's adverse prior period reserve development was $91.9 for the six months ended June 30, 2017, primarily due to adverse loss experience in the Company's Specialty Program segment's general liability and auto liability portfolios, and the Company's Small Commercial Business segment's auto liability portfolio.
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
6. Debt

The Company’s outstanding debt consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Revolving credit facility	$130.0	$130.0
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5.4	5.4
2.75% Convertible senior notes due 2044 (the "2044 Notes")	176.4	173.0
6.125% Notes due 2023 (the "2023 Notes")	248.6	248.4
Junior subordinated debentures (the "2035-2037 Notes")	122.2	122.1
Trust preferred securities (the "2033-2037 TPS Notes")	92.8	92.8
7.25% Subordinated notes due 2055 (the "7.25% 2055 Notes")	145.4	145.3
7.50% Subordinated notes due 2055 (the "7.50% 2055 Notes")	130.9	130.8
Secured loan agreements	168.2	174.4
Promissory notes and other	95.4	66.5
Total debt	$1,315.3	$1,288.7

Additionally, the Company utilizes various letters of credit in its operations. The following is a summary of the Company's letters of credit as of June 30, 2018:

	Limit	Outstanding	Available
Revolving credit facility	$175.0	$173.4	$1.6
Funds at Lloyd's facility	600.9	567.7	33.2
ING Bank N.V., BHF Bank Aktiengesellschaft, and Deutsche Bank AG facilities	101.3	80.6	20.7
Comerica Bank facility	75.0	42.9	32.1
Other letters of credit, in aggregate	114.1	114.1	—

On May 8, 2018, the Company, as Guarantor, and several of its wholly-owned subsidiaries, as Account Party and as Corporate Members, entered into a Second Amendment Agreement (the “FAL Amendment”) to its existing £455.0 million (or $600.9 million at June 30, 2018) Funds at Lloyd's facility agreement with ING Bank, N.V., London Branch, The Bank of Nova Scotia, London Branch and Bank of Montreal, London Branch (as amended from time to time, the “Lloyd’s Agreement”).

The FAL Amendment revised the financial covenant related to realistic disaster scenario loss estimate calculations to exclude the Company's life syndicate, Syndicate 44, on a prospective basis, effective as of the date of the FAL Amendment. Additionally, the FAL Amendment revised the financial covenant related to forecast underwriting losses exceeding 25% of allocated capacity in respect of any one open year of account to now be calculated on the basis of aggregate forecast underwriting losses across the non-life syndicates (Syndicates 1861, 1206, 2526 and 5820) and a per syndicate basis for Syndicate 44. Under the financial covenant as included in the original Lloyd’s Agreement, forecast losses were calculated per syndicate rather than in the aggregate. This revised approach aligned the operation of the covenant with the consolidation of all non-life underwriting within Syndicate 1861 from January 1, 2018. The change to the forecast underwriting losses financial covenant is retroactively effective to the date of the Lloyd’s Agreement dated November 8, 2017.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the three and six months ended June 30, 2018 and 2017 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revolving credit facility	$1.6	$1.5	$3.4	$3.0
2021 Notes	0.1	0.1	0.2	0.2
2044 Notes	3.4	3.2	6.7	6.4
2023 Notes	4.0	4.0	7.8	7.8
2035-2037 Notes	1.8	1.4	3.3	2.9
2033-2037 TPS Notes	1.3	1.1	2.5	2.1
7.25% 2055 Notes	2.7	2.7	5.5	5.5
7.50% 2055 Notes	2.5	2.5	5.1	5.1
Secured loan agreements	1.7	1.5	3.3	2.8
Promissory notes	0.8	1.0	1.7	2.7
Funds at Lloyd's facility	1.2	1.2	2.8	2.7
Other, including interest income	0.8	4.0	2.4	6.6
Total	$21.9	$24.2	$44.7	$47.8

A detailed description of the Company's various debt arrangements is located in Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

7. Earnings Per Share

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income attributable to AmTrust common stockholders	$(116.2)	$5.9	$545.6	$28.5

Denominator:
Weighted average common shares outstanding – basic	196.9	180.7	196.6	175.8
Plus: Dilutive effect of stock options, convertible debt, other (1)	—	0.8	0.3	1.1
Weighted average common shares outstanding – dilutive	196.9	181.5	196.9	176.9

Net (loss) income per AmTrust common share – basic	$(0.59)	$0.03	$2.78	$0.16

Net (loss) income per AmTrust common share – diluted	$(0.59)	$0.03	$2.77	$0.16

(1)
In accordance with ASC 260, Earnings Per Share, no potential common shares are included in the computation of diluted per share amounts as the effect would be antidilutive for the three months ended June 30, 2018.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

8. Income Taxes

Income tax benefit for the six months ended June 30, 2018 was $19.0, which resulted in an effective tax rate of (3.4)%, compared to an income tax provision of $1.6 for the six months ended June 30, 2017, which resulted in an effective tax rate of 21.8%. The decrease in the effective tax rate during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 resulted from a lower U.S. statutory tax rate as a result of tax reform under the Tax Cuts and Jobs Act, which went into effect December 22, 2017, and an estimated permanent favorable tax adjustment on the gain related to the transfer of the Company's U.S.-based fee business on February 28, 2018.

Income tax benefit for the three months ended June 30, 2018 was $4.4, which resulted in an effective tax rate of 4.3%, compared to an income tax benefit of $19.8 for the three months ended June 30, 2017, which resulted in an effective tax rate of 32.9%. The decrease in the effective tax rate during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 resulted from a lower U.S. statutory tax rate as a result of tax reform under the Tax Cuts and Jobs Act, which went into effect December 22, 2017, and a shift in the Company's foreign operations from higher taxing jurisdictions to lower taxing jurisdictions, partially offset by an estimated permanent favorable tax adjustment on the gain related to the transfer of the Company's U.S.-based fee business on February 28, 2018.

As of June 30, 2018, the Company has U.S. Net Operating Losses ("NOLs") of $82.0 that expire beginning in 2019 through 2038. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $9.1 per year. The Company also has foreign NOLs of $948.6, the majority of which have no expiration.

The Company’s management believes that as of June 30, 2018, except for a portion of the NOLs, it will realize the benefits of its deferred tax assets, which are included as a component of other assets on the condensed consolidated balance sheet, due to the Company having an overall deferred tax asset position. As a result, the Company recorded a valuation allowance of $169.2 and $195.1 as of June 30, 2018 and December 31, 2017, respectively.

The decrease in the valuation allowance from December 31, 2017 to June 30, 2018 was driven primarily by the tax rate decrease in Luxembourg, which reduced the Luxembourg NOLs, thereby requiring a reduction in the valuation allowance because the Luxembourg NOLs are in a full valuation allowance position. The Company did not utilize any equalization reserves attributed to its Luxembourg reinsurance companies during the six months ended June 30, 2018 and 2017, respectively.

In accordance with the adoption of ASU 2018-02, the Company reclassed certain tax effects from accumulated other comprehensive (loss) income. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2018-02.

For additional information relating to Income Taxes, see Note 18 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

9. Related Party Transactions

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. ("Maiden") and NGHC. With the exception of the agreement discussed below, there were no material changes to these agreements during the six months ended June 30, 2018. For more information related to these agreements, see Note 15. "Related Party Transactions" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. In addition, a related party transaction entered into by the Company and a Karfunkel-Zyskind Family affiliated entity is described in Note 1. "Basis of Reporting and Merger Agreement".

Effective May 1, 2018, NGHC's subsidiaries terminated their asset management agreements with the Company.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

10. Stockholders' Equity

Stockholders' Equity

The following table summarizes the ownership components of total stockholders' equity:

	Six Months Ended June 30,
	2018			2017
	AmTrust	Non-Controlling Interest	Total	AmTrust	Non-Controlling Interest	Total
Beginning balance	$3,189.7	$178.4	$3,368.1	$3,269.1	$196.5	$3,465.6
Net income (loss)	578.7	(6.3)	572.4	61.6	17.1	78.7
Unrealized holding gain, net of tax	(136.9)	—	(136.9)	75.1	—	75.1
Reclassification adjustment	(4.1)	—	(4.1)	(30.9)	—	(30.9)
Foreign currency translation	(24.4)	—	(24.4)	76.6	—	76.6
Unrealized gain on interest rate swap	—	—	—	0.1	—	0.1
Distribution of non-controlling interest	—	(114.6)	(114.6)	—	—	—
Share exercises, compensation and other	7.0	—	7.0	9.7	—	9.7
Common stock issuance	—	—	—	298.7	—	298.7
Common stock dividends	(33.3)	—	(33.3)	(63.3)	—	(63.3)
Preferred stock dividends	(33.1)	—	(33.1)	(33.1)	—	(33.1)
Capital distributions, net	—	—	—	—	19.3	19.3
Balance, June 30,	$3,543.6	$57.5	$3,601.1	$3,663.6	$232.9	$3,896.5

During the six months ended June 30, 2017, net income attributable to non-controlling interest was $17.1, and net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries was $17.7. During the six months ended June 30, 2018, net loss attributable to non-controlling interest was $6.3, and net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries was $0.3. Redeemable non-controlling interest of subsidiaries was extinguished with the transfer of the U.S.-based fee business during the six months ended June 30, 2018.

Each share of the Company's preferred stock will remain outstanding in accordance with its terms through consummation of the proposed merger transaction.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activities and components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2018	$17.4	$(64.4)	$—	$(2.3)	$(49.3)
Other comprehensive income (loss) before reclassification	(86.6)	(17.8)	—	—	(104.4)
Amounts reclassed out of accumulated other comprehensive (loss) income	—	(2.5)	—	—	(2.5)
Income tax benefit	—	5.6	—	—	5.6
Net current-period other comprehensive loss	(86.6)	(14.7)	—	—	(101.3)
Balance, June 30, 2018	$(69.2)	$(79.1)	$—	$(2.3)	$(150.6)

Balance, March 31, 2017	$(174.3)	$79.8	$(0.1)	$(3.2)	$(97.8)
Other comprehensive income before reclassification	62.7	66.1	—	—	128.8
Amounts reclassed out of accumulated other comprehensive (loss) income	—	(19.3)	—	—	(19.3)
Income tax expense	—	(16.6)	—	—	(16.6)
Net current-period other comprehensive income	62.7	30.2	—	—	92.9
Balance, June 30, 2017	$(111.6)	$110.0	$(0.1)	$(3.2)	$(4.9)

	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(44.8)	$62.6	$—	$(2.3)	$15.5
Net cumulative effect adjustments (1)	—	(0.7)	—	—	(0.7)
Other comprehensive income (loss) before reclassification	(24.4)	(174.9)	—	—	(199.3)
Amounts reclassed out of accumulated other comprehensive (loss) income	—	(4.1)	—	—	(4.1)
Income tax benefit	—	38.0	—	—	38.0
Net current-period other comprehensive loss	(24.4)	(141.7)	—	—	(166.1)
Balance, June 30, 2018	$(69.2)	$(79.1)	$—	$(2.3)	$(150.6)

Balance, December 31, 2016	$(188.2)	$65.8	$(0.2)	$(3.2)	$(125.8)
Other comprehensive income before reclassification	76.6	98.1	0.1	—	174.8
Amounts reclassed out of accumulated other comprehensive (loss) income	—	(30.9)	—	—	(30.9)
Income tax expense	—	(23.0)	—	—	(23.0)
Net current-period other comprehensive income	76.6	44.2	0.1	—	120.9
Balance, June 30, 2017	$(111.6)	$110.0	$(0.1)	$(3.2)	$(4.9)

(1)	See Note 2. "Recent Accounting Pronouncements" for additional information on the adoptions of ASU 2016-01 and ASU 2018-02.

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

In view of the inherent difficulty of assessing the potential outcome of legal proceedings, governmental, regulatory and legislative investigations and inquiries, claims and litigation and similar matters and contingencies, the Company generally cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. Unless specified below, the Company cannot reasonably estimate a potential range of loss, if any, with respect to the matters disclosed below due to, among other factors, the complexity of the matters involved and in many instances, the relatively early stage of the proceedings. The Company also is not able to predict at this time the impact, if any, that any such matters might have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition and to accrue for and disclose such matters as and when required.

Derivative Litigation

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

Securities Litigation

The Company and certain of its officers and directors are also defendants in three putative securities class action lawsuits filed in March and April of 2017 in the U.S. District Court for the Southern District of New York. Another putative class action, filed in February 2017 in the U.S. District Court for the Central District of California, was voluntarily dismissed (Miller v. AmTrust, Zyskind, and Pipoly). The three cases in the Southern District of New York have been consolidated under the case name In re AmTrust Financial Services, Inc. Securities Litigation. Plaintiffs in this proceeding filed a consolidated, amended complaint on

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

August 21, 2017. Plaintiffs assert in the consolidated, amended complaint claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The consolidated, amended complaint adds as defendants BDO USA LLP, Citigroup Global Markets Inc., Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, and UBS Securities LLC. Plaintiffs seek an unspecified amount in damages, attorneys’ fees, and other relief. The Company believes the allegations are unfounded and is vigorously pursuing its defenses.

Section 220 Demands and Related Legal Proceedings

Additionally, between April 2017 and May 2018, the Company received demands for the inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law, from purported stockholders Rikhard Dauber, Pompano Beach Police & Firefighters Retirement System, Nestor Shust, the City of Lauderhill Police Officers’ Retirement Plan, the West Palm Beach Police Pension Fund, Cambridge, the Lislois Family Trust, Arca Capital Group ("Arca") and Gabriel McLure (“McLure”). In May and June 2018, Arca and McLure, respectively, commenced legal proceedings against the Company in the Court of Chancery of the State of Delaware over the scope of the Company’s proposed production of documents in response to the Section 220 demands of Arca and McLure. The lawsuits are entitled Arca Investments, A.S., Arca Capital Bohemia, S.A., and Arca Venture Capital A.S. v AmTrust Financial Services, Inc. (Case No. 2018-0381) and Gabriel McLure v AmTrust Financial Services, Inc. (Case No. 2018-0400). The Arca Section 220 demand lawsuit was dismissed voluntarily on August 6, 2018.

SEC Investigation

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

Litigation Related to the Merger
Following the filing by the Company of its definitive proxy statement with the SEC on May 4, 2018 in connection with the special meeting of the stockholders of the Company to consider and vote upon a proposal to adopt the Amended Merger Agreement by and among Evergreen Parent, Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Evergreen Parent (“Merger Sub”), and the Company, on May 9, 2018, purported stockholders of the Company filed putative class action lawsuits against the Company and members of the Board (other than Mr. Serock) in the United States District Court for the Southern District of New York, captioned Bartholomew v. AmTrust Fin’l Services, Inc., et al., Case No. 1:18-cv-04178 (S.D.N.Y.) and Myhre v. AmTrust Fin’l Services, Inc., et al., Case No. 1:18-cv-04175 (S.D.N.Y.), respectively. The complaints are substantially identical and allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the preliminary proxy statement filed with the SEC on April 9, 2018 allegedly omitted material information with respect to the merger, thus rendering the preliminary proxy statement false and misleading. The complaints seek, among other things, injunctive relief preventing the consummation of the merger and costs of the applicable action, including reasonable allowance for plaintiff attorneys’ and experts’ fees.
On May 15, 2018, a purported stockholder of the Company filed a putative class action lawsuit against the Company and members of the Board in the United States District Court for the Northern District of Ohio, captioned Shust v. AmTrust Fin’l Services, Inc., et al., Case No. 1:18-cv-01129 (N.D. Ohio). On May 18, 2018, a purported stockholder of the Company filed a putative class action lawsuit against the Company and members of the Board in the United States District Court for the Southern District of New York, captioned Raul v. AmTrust Fin’l Services, Inc., et al., Case No. 1:18-cv-04440 (S.D.N.Y.). On May 21, 2018, a purported stockholder of the Company filed a putative class action lawsuit against the Company, members of the Board, Evergreen Parent, Merger Sub and Stone Point in the United States District Court for the Southern District of New York, captioned Rabinowitz v. AmTrust Fin’l Services, Inc., et al., Case No. 1:18-cv-04484 (S.D.N.Y.). Similar to the complaints described above, the complaints allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the definitive proxy statement, in the case of the Shust complaint and the Rabinowitz complaint, and the preliminary proxy statement, in the case of the Raul complaint, omitted or misrepresented material information concerning the merger. The complaints seek, among other things, injunctive relief preventing the consummation of the merger unless additional disclosure is provided and costs of the applicable action, including for plaintiff attorneys’ and experts’ fees.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

On May 31, 2018, Pompano Beach Police & Firefighters’ Retirement System, City of Lauderhill Police Officers’ Retirement System and West Palm Beach Police Pension Fund filed a putative class action lawsuit against the Company’s board of directors, Stone Point, Trident Pine Acquisition ("Trident Pine"), Trident VII Professionals Fund, Trident VII, Trident VII DE Parallel Fund, and Trident VII Parallel Fund (collectively, the "Trident Funds") in the Court of Chancery of the State of Delaware, Case No. 2018-0396-AGB. The complaint alleges that defendants Zyskind, G. Karfunkel. L. Karfunkel, Gulkowitz, Fisch, DeCarlo, and Rivera breached their fiduciary duties, which resulted in an unfair merger stock price through an unfair process. The complaint alleges additional claims for breaches of fiduciary duty against Zyskind, G. Karfunkel and L. Karfunkel in their capacity as officers and directors of the Company and as controlling stockholders of the Company. The complaint alleges that Stone Point, Trident Pine and the Trident Funds aided and abetted the breaches of fiduciary duties.
On June 4, 2018, Cambridge filed a putative class action lawsuit against the Company’s board of directors, the Estate of Michael Karfunkel, Evergreen Parent, K-Z Evergreen, LLC, Merger Sub, Trident Pine Acquisition LP and Stone Point in the Court of Chancery of the State of Delaware, Case No. 2018-0402-AGB. Similar to the 2018 Pompano Beach action, the complaint alleges that the director defendants breached their fiduciary duties, which resulted in an unfair merger stock price through an unfair process. The complaint alleges an additional claim for breach of fiduciary duty against Zyskind, G. Karfunkel, L. Karfunkel, and M. Karfunkel in their capacity as controlling shareholders of the Company and alleges that Evergreen Parent, Stone Point, and Trident Pine aided and abetted the foregoing breaches of fiduciary duties.
The Company believes the allegations in the merger litigation described above are without merit and is vigorously pursuing its defenses.

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

During the three and six months ended June 30, 2018, neither Small Commercial Business nor Specialty Risk and Extended Warranty derived over ten percent of its total revenue from one customer. Specialty Program derived over ten percent of its total revenue during the three and six months ended June 30, 2018 from a customer that was formally a consolidated entity and was included in the transfer of the U.S.-based fee businesses completed on February 28, 2018. See Note 13. "Divestiture" for additional information on the transfer.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

The following tables summarize the results of operations of the business segments for the three and six months ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Revenues:
Net earned premiums	$622.9	$560.5	$102.8	$—	$1,286.2
Losses and expenses:
Loss and loss adjustment expenses	478.0	356.9	98.8	—	933.7
Amortization of deferred acquisition costs	105.8	146.7	57.9	—	310.4
Underwriting, general and administrative expenses	31.9	62.5	26.7	—	121.1
Total losses and expenses	615.7	566.1	183.4	—	1,365.2
Underwriting gain (loss)	7.2	(5.6)	(80.6)	—	(79.0)
Other income (losses and expenses):
Service and fee income	6.4	25.8	0.3	16.8	49.3
Investment income and realized gain on investments	32.8	29.5	11.4	—	73.7
Other expenses	(26.8)	(22.6)	(4.7)	(55.2)	(109.3)
Interest expense	(11.3)	(8.7)	(1.9)	—	(21.9)
Foreign currency loss	—	(11.6)	—	—	(11.6)
Other revenues	(1.6)	(0.8)	(0.2)	0.1	(2.5)
(Provision) benefit for income taxes	(0.6)	1.6	(2.8)	6.2	4.4
Net income (loss)	$6.1	$7.6	$(78.5)	$(32.1)	$(96.9)

Three Months Ended June 30, 2017	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Revenues:
Net earned premiums	$631.9	$539.0	$209.8	$—	$1,380.7
Losses and expenses:
Loss and loss adjustment expenses	466.9	370.9	186.7	—	1,024.5
Amortization of deferred acquisition costs	94.8	78.1	34.9	—	207.8
Underwriting, general and administrative expenses	75.4	62.2	27.8	—	165.4
Total losses and expenses	637.1	511.2	249.4	—	1,397.7
Underwriting (loss) income	(5.2)	27.8	(39.6)	—	(17.0)
Other income (losses and expenses):
Service and fee income	30.9	98.2	0.5	38.8	168.4
Investment income and realized gain on investments	32.5	27.8	12.5	—	72.8
Other expenses	(51.4)	(35.8)	(12.7)	(99.9)	(199.8)
Interest expense	(12.4)	(8.7)	(3.1)	—	(24.2)
Foreign currency loss	—	(58.9)	—	—	(58.9)
Other revenues	(0.9)	(0.4)	(0.2)	—	(1.5)
Benefit (provision) for income taxes	7.5	28.6	(0.3)	(16.0)	19.8
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	69.5	69.5
Net income (loss)	$1.0	$78.6	$(42.9)	$(7.6)	$29.1

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

Six Months Ended June 30, 2018	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Revenues:
Net earned premiums	$1,266.9	$1,155.2	$219.0	$—	$2,641.1
Losses and expenses:
Loss and loss adjustment expenses	976.7	749.2	180.7	—	1,906.6
Amortization of deferred acquisition costs	205.2	234.5	86.3	—	526.0
Underwriting, general and administrative expenses	130.1	148.9	54.7	—	333.7
Total losses and expenses	1,312.0	1,132.6	321.7	—	2,766.3
Underwriting (loss) gain	(45.1)	22.6	(102.7)	—	(125.2)
Other income (losses and expenses):
Service and fee income	25.9	102.5	1.3	35.7	165.4
Investment income and realized gain on investments	63.5	57.5	23.2	—	144.2
Other expenses	(85.6)	(62.0)	(13.8)	(162.5)	(323.9)
Interest expense	(23.8)	(17.1)	(3.8)	—	(44.7)
Foreign currency gain	—	14.9	—	—	14.9
Other revenues	2.7	2.0	0.4	724.2	729.3
(Provision) benefit for income taxes	(2.1)	4.1	(3.2)	20.2	19.0
Net (loss) income	$(64.5)	$124.5	$(98.6)	$617.6	$579.0

Six Months Ended June 30, 2017	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Revenues:
Net earned premiums	$1,185.5	$1,012.5	$405.2	$—	$2,603.2
Losses and expenses:
Loss and loss adjustment expenses	844.3	683.5	337.0	—	1,864.8
Amortization of deferred acquisition costs	191.8	152.4	69.5	—	413.7
Underwriting, general and administrative expenses	133.1	106.3	48.3	—	287.7
Total losses and expenses	1,169.2	942.2	454.8	—	2,566.2
Underwriting gain (loss)	16.3	70.3	(49.6)	—	37.0
Other income (losses and expenses):
Service and fee income	59.6	185.1	2.0	59.2	305.9
Investment income and realized gain on investments	62.2	53.9	28.6	—	144.7
Other expenses	(96.7)	(62.1)	(22.6)	(181.3)	(362.7)
Interest expense	(25.5)	(16.3)	(6.0)	—	(47.8)
Foreign currency gain	—	(76.9)	—	—	(76.9)
Other revenues	3.9	2.4	0.9	—	7.2
(Provision) benefit for income taxes	(0.4)	(3.1)	0.9	1.0	(1.6)
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	73.5	73.5
Net income (loss)	$19.4	$153.3	$(45.8)	$(47.6)	$79.3

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

The following table summarizes net earned premiums by major line of business, by segment, for the three and six months ended June 30, 2018 and 2017:

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended June 30, 2018:
Workers' compensation	$376.6	$—	$46.3	$422.9
Warranty	—	232.0	—	232.0
Commercial auto and liability, physical damage	125.0	—	24.0	149.0
Commercial multiple-peril	84.2	15.7	9.3	109.2
Other liabilities	—	66.4	9.8	76.2
Medical malpractice	—	41.7	—	41.7
Accident and health	—	39.8	—	39.8
Surety	16.1	17.3	—	33.4
Homeowners multiple-peril	6.6	32.7	2.5	41.8
Fire	1.9	27.9	—	29.8
Inland Marine	1.8	27.4	—	29.2
Other	10.7	59.6	10.9	81.2
Total net earned premiums	$622.9	$560.5	$102.8	$1,286.2

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended June 30, 2017:
Workers' compensation	$373.1	$—	$114.6	$487.7
Warranty	—	255.8	—	255.8
Commercial auto and liability, physical damage	95.6	—	28.5	124.1
Commercial multiple-peril	66.4	—	16.0	82.4
Other liabilities	—	46.2	52.2	98.4
Medical malpractice	—	53.9	—	53.9
Accident and health	—	46.9	—	46.9
Surety	13.9	27.4	—	41.3
Homeowners multiple-peril	14.1	1.1	2.7	17.9
Fire	8.3	54.8	—	63.1
Inland Marine	3.0	(3.8)	—	(0.8)
Other	57.5	56.7	(4.2)	110.0
Total net earned premiums	$631.9	$539.0	$209.8	$1,380.7

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Six Months Ended June 30, 2018:
Workers' compensation	$754.9	$—	$110.8	$865.7
Warranty	—	531.8	—	531.8
Commercial auto and liability, physical damage	238.6	—	54.6	293.2
Commercial multiple-peril	164.7	25.9	20.8	211.4
Other liabilities	—	136.0	19.4	155.4
Medical malpractice	—	104.4	—	104.4
Accident and health	—	83.4	—	83.4
Surety	29.5	42.5	—	72.0
Homeowners multiple-peril	13.1	56.5	2.5	72.1
Fire	3.4	53.3	—	56.7
Inland Marine	3.3	38.5	—	41.8
Other	59.4	82.9	10.9	153.2
Total net earned premiums	$1,266.9	$1,155.2	$219.0	$2,641.1

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Six Months Ended June 30, 2017:
Workers' compensation	$709.4	$—	$223.6	$933.0
Warranty	—	470.3	—	470.3
Commercial auto and liability, physical damage	196.7	—	54.5	251.2
Commercial multiple-peril	98.2	—	16.0	114.2
Other liabilities	—	89.5	106.7	196.2
Medical malpractice	—	106.7	—	106.7
Accident and health	—	80.0	—	80.0
Surety	26.1	52.3	—	78.4
Homeowners multiple-peril	25.6	1.1	2.7	29.4
Fire	20.1	115.0	—	135.1
Inland Marine	3.0	14.2	—	17.2
Other	106.4	83.4	1.7	191.5
Total net earned premiums	$1,185.5	$1,012.5	$405.2	$2,603.2

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

The following table presents the Company's revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the three and six months ended June 30, 2018:

Three Months Ended June 30, 2018	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Major service lines
Product warranty registration and service	$—	$22.5	$—	$—	$22.5
Broker and agency services, and insurance-related services	4.3	10.6	0.3	—	15.2
Asset management, and business services	—	—	—	12.0	12.0
Total	$4.3	$33.1	$0.3	$12.0	$49.7
Primary Geographic Market
United States	$4.3	$9.7	$0.3	$3.0	$17.3
International	—	23.4	—	9.0	32.4
Total	$4.3	$33.1	$0.3	$12.0	$49.7

Six Months Ended June 30, 2018	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Major service lines
Product warranty registration and service	$—	$74.9	$—	$—	$74.9
Broker and agency services, and insurance-related services	21.8	33.7	1.3	—	56.8
Asset management, and business services	—	—	—	25.2	25.2
Total	$21.8	$108.6	$1.3	$25.2	$156.9
Primary Geographic Market
United States	$21.8	$64.9	$1.3	$7.0	$95.0
International	—	43.7	—	18.2	61.9
Total	$21.8	$108.6	$1.3	$25.2	$156.9

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

On February 28, 2018, the Company completed the transfer of the U.S.-based fee businesses to Mayfield and the Investor's acquisition of a majority interest in Mayfield. Under the terms of the Acquisition Agreement, as amended, (1) Investor contributed to Mayfield approximately $225.8 in cash in exchange for approximately 51% of the common units of Mayfield, (2) the Company contributed into Mayfield equity interests in certain of the entities comprising the U.S.-based fee businesses with an implied value of approximately $217.0 in exchange for approximately 49% of the common units of Mayfield, and (3) one or more subsidiaries of Mayfield acquired from the Company the remaining portion of the entities comprising the U.S.-based fee businesses in exchange for a base cash purchase price of approximately $933.0, subject to post-closing purchase price adjustments based upon the amount of cash, indebtedness, other non-cash adjustments and transaction expenses of Mayfield and its subsidiaries at the closing of the transaction. The company recognized a $724.1 gain on the sale based on the base cash purchase price during the six months ended June 30, 2018. There were no post-closing purchase price adjustments made during the six months ended June 30, 2018.

Now that the transaction has closed, the Company will cease consolidating the results of the U.S.-based fee businesses within its consolidated financial statements and will report its ownership interest in Mayfield using the equity method of accounting and include it in other investments on the consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers the three and six months ended June 30, 2018 ("Second Quarter 2018" and "Six Months 2018", respectively) and the three and six months ended June 30, 2017 ("Second Quarter 2017" and "Six Months 2017", respectively) and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q. Amounts in the following discussion may not reconcile due to rounding differences.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and estimates of the impact of material weaknesses in our internal control over financial reporting, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, the failure to satisfy conditions to completion of the proposed merger, risks that the proposed transaction disrupts current plans and operations, the ability to recognize the benefits of the merger, the amount of the costs, fees, expenses and charges related to the merger, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a downgrade in the financial strength ratings of our insurance subsidiaries, changes in tax laws, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, our ability to timely and effectively remediate the material weakness in our internal control over financial reporting and implement effective internal control over financial reporting and disclosure controls and procedures in the future, access to public markets to raise debt or equity capital, risks associated with conducting business outside the United States, the impact of Brexit, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd. or National General Holdings Corp., breaches in data security or other disruptions with our technology, any inability to keep pace with technological advances, heightened competition, changes in pricing environments, changes in asset valuations and the results of legal proceedings, including litigation relating to the proposed merger. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Merger Agreement

On March 1, 2018, we had entered into an agreement and plan of merger with Evergreen Parent, L.P. ("Evergreen Parent") an entity formed by private equity funds managed by Stone Point Capital LLC, together with Barry D. Zyskind, our Chairman and CEO, George Karfunkel and Leah Karfunkel (such individuals, collectively, the "Karfunkel-Zyskind Family"), in which Evergreen Parent will acquire the approximately 45% of our issued and outstanding common shares that the Karfunkel-Zyskind Family and certain of its affiliates and related parties do not presently own or control (the "Merger"). On June 6, 2018, the parties entered into Amendment No. 1 to the Merger Agreement (the "Amended Merger Agreement"). On June 21, 2018, the Amended Merger Agreement was adopted by the requisite stockholder vote. The transaction values our fully diluted equity at approximately $2.7 billion, excluding our outstanding preferred stock. For additional information about the proposed Merger, see Note 1. "Basis of Reporting and Merger Agreement" included elsewhere in this Form 10-Q.

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

Overview

We are a global provider of insurance and risk solutions, focused on niche opportunities and operational excellence. We are dedicated to providing insurance coverage for small business and products with high volumes of insureds and loss profiles that we believe are predictable. We target lines of insurance that we believe generally are under served by the market. We utilize our innovative technology to be responsive and adaptive to the needs of our business partners. We have grown by hiring teams of underwriters with expertise in our specialty lines, through acquisitions of companies and assets that, in each case, provide access to distribution networks and renewal rights to established books of specialty insurance business. We operate in three business segments:

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

We transact business primarily through our insurance subsidiaries, the majority of which are domiciled in the United States. We also transact business through insurance subsidiaries domiciled internationally, primarily in Bermuda and Europe. We are authorized to write business in all 50 states, the District of Columbia, and Puerto Rico. We have insurance operations in the United Kingdom and Ireland and are authorized to write business throughout the European Union. Through our subsidiary, AmTrust at Lloyd's, we are licensed to underwrite business internationally in locations where Lloyd's is licensed. On July 3, 2018, A.M. Best Company (“A.M. Best”) removed our rating from under review with negative implications and assigned our insurance companies a financial strength rating of “A-” (Excellent) with a stable outlook.

Although a ratings downgrade occurred, A.M. Best categorizes our balance sheet as very strong with a high-quality capital profile. In addition, our risk-adjusted capitalization, as measured by A.M. Best’s Capital Adequacy Ratio (BCAR) strengthened materially through the first quarter of 2018. From a credit strength perspective, we are not aware of any significant implications to our business as a consequence of the downgrade, and do not believe it has materially impacted our access to the capital markets. We are not aware of any significant loss of business or change in business mix related to this event. The downgrade had no impact on any of our debt covenants or credit facilities, as we did not fall below any minimum credit rating requirements.

For Six Months 2018, our results of operations included the January and February activities of certain of our U.S.-based fee business entities transferred to Mayfield on February 28, 2018, which primarily include:

•	Warrantech Companies

•	Warranty Solutions Companies

•	First Nonprofit Companies

•	Builders & Tradesman's Insurance Services, Inc.

•	Oryx Insurance Brokerage, Inc.

•	PDP Group, Inc.

•	Risk Services

•	Total Program Management, LLC

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

We have historically evaluated our operations by monitoring key measures of growth and profitability, including combined ratio and return on equity. However, in light of the Merger, management is re-evaluating these key measures and respective operation targets with the partners of Evergreen Parent.

In the near term, we are focusing on sustainable and profitable top-line growth with a disciplined approach to achieving improved bottom line performance, along with thoughtful capital management. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the businesses in which we have expertise, which we believe should provide opportunities for greater returns. Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash proceeds received from insurance premiums for significant periods of time. Our net investment income was $68.3 million and $49.3 million for Second Quarter 2018 and 2017, respectively, and $136.5 million and $112.6 million for Six Months 2018 and 2017, respectively, representing an increase of approximately 21% year-over-year.

Reserve Development

Commencing in the fourth quarter of 2016, our Group Reserve Committee observed adverse loss development trends in our commercial automobile and general liability lines of business in both our Specialty Program and Small Commercial Business segments predominantly in accident years 2012 and subsequent. These industry-wide trends, particularly in the case of commercial automobile, resulted from increasing claim severity and claim frequency. In addition, the Group Reserve Committee determined that our efforts to improve certain poor performing programs through underwriting actions and rate increases had been less successful than anticipated. This trend of increased frequency and severity in our commercial automobile and general liability lines of business continued in 2017 and resulted in our recognition of additional prior period development in 2017. We believe that the current reserve estimates reflect the negative loss trends observed in our loss experience, however, we cannot be certain that trends in these lines have stabilized. As a result, it is reasonably possible that we may experience future prior period development that would be significant to our results of operations, liquidity and capital resources.

In 2017, we also observed adverse trends in our workers’ compensation business in our Small Commercial Business segment in accident years 2012 and subsequent. These trends were driven, primarily, by an increase in claims frequency and claims severity related to contracting, healthcare and fast food restaurant classes, which increased as a percentage of business written during this time period. We also observed adverse loss development trends in our medical malpractice business in our Specialty Risk and Extended Warranty segment, which resulted from failure to achieve certain anticipated benefits with respect to accident years 2013 and prior from operational changes in the claims department and the failure of the Italian government to implement a law passed in April 2017, which was expected to reduce medical malpractice costs. Having recognized adverse development consistent with these trends in 2016 and 2017, we will continue to monitor them as the impacted accident years mature for possible adverse or favorable development.

In 2018, we continued to observe adverse trends in our Small Commercial Business and Specialty Program automobile liability line of business. In particular, severity trends have exceeded our and the overall industry's prior expectations. We continue to monitor ongoing operational and actuarial diagnostics to determine if our ongoing initiative to re-underwrite this portfolio has been effective. Our Small Commercial Business and Specialty Program workers' compensation portfolio has offset part of the development observed in commercial auto. In particular, our underwriting initiatives to monitor class code exposure mix and favorable claims operational diagnostics have demonstrated improvement in this portfolio. It is possible that the continuation of these trends could result in future adverse or favorable development that would be significant to our results of operations, liquidity and capital resources.

In the aggregate, we responded to these observed trends, resulting in adverse development on prior accident years of $16.0 million and $20.3 million in Second Quarter 2018 and Six Months 2018, respectively, as compared to $73.1 million and $91.9 million in Second Quarter 2017 and Six Months 2017, respectively. We will continue to monitor these trends through the processes described in “Critical Accounting Policies - Reserves for Loss and Loss Adjustment Expenses and Unearned Premium Reserves" disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

•
Asset management services — We currently manage the investment portfolios of certain subsidiaries of Maiden for which we receive a management fee. We provided similar services to certain subsidiaries of National General Holdings Corp. ("NGHC") through April 30, 2018.

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

•
Salaries and benefit expenses are comprised of salary and benefit costs associated with employees that are directly involved in the origination and successful issuance of policies. We classify salaries and benefits associated with employees that are involved in fee generating activities as other expenses.

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

Underwriting, General & Administrative Expenses. These costs represent amounts not directly associated with the origination and successful issuance of policies and are not deferrable.

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

Results of Operations

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Millions)	2018	2017	2018	2017
Revenues:
Net earned premiums	$1,286.2	$1,380.7	$2,641.1	$2,603.2
Service and fee income (related parties - three months $12.7; $35.6 and six months $27.2; $55.9)	49.3	168.4	165.4	305.9
Net investment income	68.3	49.3	136.5	112.6
Net realized gain on investments	5.4	23.5	7.7	32.1
Gain on sale of U.S.-based fee business	—	—	724.1	—
Other	(2.5)	(1.5)	5.2	7.2
Total Revenues	1,406.7	1,620.4	3,680.0	3,061.0
Losses and expenses:
Loss and loss adjustment expenses	933.7	1,024.5	1,906.6	1,864.8
Amortization of deferred acquisition costs (net of ceding commission - related party - three months $156.0; $158.2 and six months $314.9; $311.9)	310.4	207.8	526.0	413.7
Underwriting, general and administrative expenses	121.1	165.4	333.7	287.7
Interest expense (net of interest income - related party - three months $1.2; $1.2 and six months $2.3; $2.3)	21.9	24.2	44.7	47.8
Foreign currency loss (gain)	11.6	58.9	(14.9)	76.9
Other	109.3	199.8	323.9	362.7
Total losses and expenses	1,508.0	1,680.6	3,120.0	3,053.6
(Loss) income before income taxes and equity in earnings of unconsolidated subsidiaries	(101.3)	(60.2)	560.0	7.4
(Benefit) provision for income taxes	(4.4)	(19.8)	(19.0)	1.6
(Loss) income before equity in earnings of unconsolidated subsidiaries	(96.9)	(40.4)	579.0	5.8
Equity in earnings of unconsolidated subsidiaries	—	69.5	—	73.5
Net (loss) income	(96.9)	29.1	579.0	79.3
Net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	(2.8)	(6.7)	(0.3)	(17.7)
Net (loss) income attributable to AmTrust stockholders	(99.7)	22.4	578.7	61.6
Dividends on preferred stock	(16.5)	(16.5)	(33.1)	(33.1)
Net (loss) income attributable to AmTrust common stockholders	$(116.2)	$5.9	$545.6	$28.5

Key measures:
Loss ratio (1)	72.6%	74.2%	72.2%	71.6%
Expense ratio (2)	33.5%	27.0%	32.5%	27.0%
Combined ratio (3)	106.1%	101.2%	104.7%	98.6%

(1)	Loss ratio is calculated by dividing the loss and loss adjustment expenses by net earned premiums.

(2)	Expense ratio is calculated by dividing the total of amortization of deferred acquisition costs and underwriting, general and administrative expenses by net earned premiums.

(3)	Combined ratio is calculated by adding loss ratio and expense ratio.

Consolidated Results of Operations for Second Quarter 2018 and 2017(Unaudited)

Net (Loss) Income

Net results decreased $126.0 million to a net loss of $96.9 million for Second Quarter 2018 from net income of $29.1 million for Second Quarter 2017. The decrease primarily resulted from higher expenses in 2018 compared to 2017, and the non-recurring $69.5 million (pre-tax) gain from the sale of the majority of our equity investment in NGHC in Second Quarter 2017.

Revenues

Net Earned Premiums. Net earned premiums decreased $94.5 million, or 6.8%, to $1,286.2 million from $1,380.7 million for Second Quarter 2018 and 2017, respectively. The decrease primarily resulted from the decline in gross written premiums in our Specialty Program segment combined with a lower retention rate during Second Quarter 2018 compared to Second Quarter 2017. Our retention of gross written premiums decreased to 61.2% during Second Quarter 2018 compared to 62.4% during Second Quarter 2017.

Service and Fee Income. Service and fee income decreased $119.1 million, or 70.7%, to $49.3 million from $168.4 million for Second Quarter 2018 and 2017, respectively. Second Quarter 2017 includes $79.9 million generated by entities included in the transfer of our U.S.-based fee business. In addition, Second Quarter 2017 includes $10.0 million of system licensing fees related to an arrangement with NGHC for a policy management system that we sold to NGHC in the Third Quarter 2017, while Second Quarter 2018 does not include any amounts for this arrangement.

Net Investment Income. Net investment income increased $19.0 million, or 38.5%, to $68.3 million from $49.3 million for Second Quarter 2018 and 2017, respectively. The increase resulted primarily from having higher average invested assets during Second Quarter 2018 compared to the same period in 2017, arising from our investment of certain proceeds from the transfer of our U.S.-based fee business in 2018 and sales in the later part of 2017 of our policy management system and the majority of our life settlement contract portfolio.

Net Realized Gains on Investments. We had net realized gains on investments of $5.4 million and $23.5 million for Second Quarter 2018 and 2017, respectively. The decrease in net realized gains on investments related primarily to a decrease in gains on other invested assets and available-for-sale fixed maturity securities during Second Quarter 2018 compared to the same period in 2017.

Other. Other revenues decreased $1.0 million, or 66.7%, to $(2.5) million from $(1.5) million for Second Quarter 2018 and 2017, respectively. The decrease related to a decline in income from life settlement contracts in 2018 due to the sale of the majority of our life settlement portfolio at the end of 2017.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE decreased $90.8 million, or 8.9%, to $933.7 million for Second Quarter 2018 from $1,024.5 million for Second Quarter 2017. Our loss ratio for Second Quarter 2018 and 2017 was 72.6% and 74.2%, respectively. The decrease in the loss ratio was driven by lower prior period development reflected in the Second Quarter 2018 compared to the same period last year. Included in the 72.6% loss ratio was $16.0 million of net prior period adverse reserve development in our Small Commercial Business and Specialty Program segments (after giving credit for the amortization of the deferred gain from the adverse development cover (representing 1.2 loss ratio points and 0.2% of the prior year-ending net reserve balance)) partially offset by favorable development in our Specialty Risk and Extended Warranty segment. Included in the 74.2% loss ratio in Second Quarter 2017 was $73.1 million (representing 5.3 loss ratio points and 1.2% of the prior year-ending net reserve balance) of net prior period adverse reserve development across all of our segments.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $102.6 million, or 49.4%, to $310.4 million for Second Quarter 2018 from $207.8 million for Second Quarter 2017. Amortization of deferred acquisition costs in each period was reduced by ceding commission primarily earned through the Maiden Quota Share. We receive a ceding commission from Maiden of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during Second Quarter 2018 and 2017 was $159.4 million and $160.4 million, respectively. The increase in acquisition costs is primarily driven by a change in business mix towards higher acquisition cost insurance coverages including commercial package, surety and our Lloyd's platform and lower unearned premiums.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses decreased $44.3 million, or 26.8%, to $121.1 million for Second Quarter 2018 from $165.4 million for Second Quarter 2017 due to lower salary expense. The decrease in the salary expense for Second Quarter 2018 related to previously allocated salary expense of employees that were included in the transfer of our U.S.-based fee business.

Net Interest Expense. Net interest expense for Second Quarter 2018 was $21.9 million, compared to $24.2 million for the same period in 2017. The decrease primarily related to lower interest expense on promissory notes and letters of credit, partially offset by an increase of interest expense on variable rate debt.

Foreign Currency Loss. The foreign currency transaction loss was $11.6 million during Second Quarter 2018 compared to a loss of $58.9 million during the same period in 2017. The loss during 2018 related to the weakening of the British Pound and Euro compared to the U.S. Dollar, which negatively impacted our international operations.

Other. Other expenses decreased $90.5 million, or 45.3%, to $109.3 million for Second Quarter 2018 from $199.8 million for Second Quarter 2017. The decrease resulted primarily from the closing of the transfer of our U.S.-based fee business in February 2018, partially offset by one-time transaction expenses incurred related to the Merger.

Taxes

Benefit for Income Tax. Income tax benefit for Second Quarter 2018 was $4.4 million, which resulted in an effective tax rate of 4.3%, compared to an income tax benefit of $19.8 million for Second Quarter 2017, which resulted in an effective tax rate of 32.9%. The decrease in the effective tax rate during Second Quarter 2018 compared to Second Quarter 2017 is attributable to a lower U.S. statutory tax rate as a result of tax reform under the Tax Cuts and Jobs Act, which went into effect December 22, 2017, and a shift in our foreign operations from higher taxing jurisdictions to lower taxing jurisdictions, partially offset by a large estimated permanent favorable tax adjustment on the gain related to the transfer of our U.S.-based fee business on February 28, 2018.

Consolidated Results of Operations for Six Months 2018 and 2017 (Unaudited)

Net Income

Net income increased $499.7 million, or 630.1%, to $579.0 million from $79.3 million for Six Months 2018 and 2017, respectively. The increase primarily resulted from the $724.1 million (pre-tax) gain on the transfer of our U.S.-based fee business, which was completed on February 28, 2018, partially offset by higher expenses during Six Months 2018 compared to Six Months 2017 and the non-recurring gain from the sale of the majority of our equity investment in NGHC in Second Quarter 2017.

Revenues

Net Earned Premiums. Net earned premiums increased $37.9 million, or 1.5%, to $2,641.1 million from $2,603.2 million for Six Months 2018 and 2017, respectively. The increase primarily resulted from higher gross written premiums combined with a higher retention rate during Six Months 2018 compared to Six Months 2017. Our retention of gross written premiums was 63.5% during Six Months 2018 compared to 60.8% during Six Months 2017.

Service and Fee Income. Service and fee income decreased $140.5 million, or 45.9%, to $165.4 million from $305.9 million for Six Months 2018 and 2017, respectively. Six Months 2018 includes $71.8 million of revenues generated by entities included in the transfer of our U.S.-based fee business, which represents two months of activity, while Six Months 2017 includes $159.9 million of revenues generated by those entities, representing six months of activity. In addition, Six Months 2017 includes $16.3 million of system licensing fees related to an arrangement with NGHC for a policy management system that we sold to NGHC in the Third Quarter of 2017, while Second Quarter 2018 does not include any amounts for this arrangement.

Net Investment Income. Net investment income increased $23.9 million, or 21.2%, to $136.5 million from $112.6 million for Six Months 2018 and 2017, respectively. The increase primarily resulted from having higher average invested assets during Six Months 2018 compared to the same period in 2017, mainly arising from our investment of certain proceeds from the transfer of our U.S.-based fee business in 2018 and the sale in the later part of 2017 of our policy management system and the majority of our life settlement contract portfolio.

Net Realized Gains on Investments. We had net realized gains on investments of $7.7 million and $32.1 million for Six Months 2018 and 2017, respectively. The decrease in net realized gains on investments related primarily to a decrease in gains on available-for-sale fixed maturity securities, partially offset by gains on equity securities during Six Months 2018 compared to the same period in 2017.

Other. Other revenues decreased $2.0 million, or 27.8%, to $5.2 million from $7.2 million for Six Months 2018 and 2017, respectively. The decrease related to a decline in income from life settlement contracts in 2018 due to the sale of the majority of our life settlement portfolio at the end of 2017, partially offset by a gain from a legal settlement recognized during Second Quarter 2018.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE increased $41.8 million, or 2.2%, to $1,906.6 million for Six Months 2018 from $1,864.8 million for Six Months 2017. Our loss ratio for Six Months 2018 and 2017 was 72.2% and 71.6%, respectively. The increase in the loss ratio was driven by higher current accident year selected ultimate losses compared to selected ultimate losses from prior years. Included in the 72.2% loss ratio was $20.3 million (representing 0.8 loss ratio points and 0.3% of the prior year-ending net reserve balance) of net prior period adverse reserve development in our Small Commercial Business and Specialty Program segments partially offset by redundancies in our Specialty Risk and Extended Warranty segment. Included in the 71.6% loss ratio in Six Months 2017 was $91.9 million (representing 3.5 loss ratio points and 1.5% of the prior year-ending net reserve balance) of net prior period adverse reserve development impacting all of our segments.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $112.3 million, or 27.1%, to $526.0 million for Six Months 2018 from $413.7 million for Six Months 2017. Amortization of deferred acquisition costs in each period was reduced by ceding commission primarily earned through the Maiden Quota Share. We receive a ceding commission from Maiden of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during Six Months 2018 and 2017 was $320.5 million and $317.3 million, respectively. The increase in acquisition cost is primarily driven by a change in business mix towards higher acquisition cost insurance coverages including commercial package, surety and our Lloyd's platform and lower unearned premiums.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased $46.0 million, or 16.0%, to $333.7 million for Six Months 2018 from $287.7 million for Six Months 2017. This increase was primarily due to approximately $31 million of miscellaneous income that was included in 2017 underwriting, general and administrative expenses, which was subsequently reclassed during the three months ended September 30, 2017. Absent this amount, expenses increased due to higher salary expense resulting from the hiring of management and finance personnel subsequent to June 30, 2017 as well as higher audit, consulting and legal costs, partially offset by the transfer of our U.S.-based fee business.

Net Interest Expense. Net interest expense for Six Months 2018 was $44.7 million, compared to $47.8 million for the same period in 2017. The decrease primarily related to lower interest expense on promissory notes and letters of credit, partially offset by an increase of interest expense on variable rate debt.

Foreign Currency Loss (Gain). The foreign currency transaction gain was $14.9 million during Six Months 2018 compared to a loss of $76.9 million during the same period in 2017. The gain during 2018 primarily related to the weakening of the British Pound compared to the U.S. Dollar in the Second Quarter 2018, which negatively impacted our Lloyd's business, but was more than offset by foreign currency gains in our Bermuda operations.

Other. Other expenses decreased $38.8 million, or 10.7%, to $323.9 million for Six Months 2018 from $362.7 million for Six Months 2017. The decrease primarily resulted from the transfer of our U.S.-based fee business, partially offset by one-time transaction expenses incurred related to the Merger in first quarter.

Taxes

(Benefit) Provision for Income Tax. Income tax benefit for Six Months 2018 was $19.0 million, which resulted in an effective tax rate of (3.4)%, compared to an income tax provision of $1.6 million for Six Months 2017, which resulted in an effective tax rate of 21.8%. The decrease in the effective tax rate during Six Months 2018 compared to Six Months 2017 is attributable to a lower U.S. statutory tax rate as a result of tax reform under the Tax Cuts and Jobs Act, which went into effect December 22, 2017, and a large estimated permanent favorable tax adjustment on the gain related to the transfer of our U.S.-based fee business on February 28, 2018.

Small Commercial Business Segment Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Millions)	2018	2017	2018	2017
Net earned premiums	$622.9	$631.9	$1,266.9	$1,185.5

Loss and loss adjustment expenses	478.0	466.9	976.7	844.3
Amortization of deferred acquisition costs	105.8	94.8	205.2	191.8
Underwriting, general and administrative expenses	31.9	75.4	130.1	133.1
Total expenses	615.7	637.1	1,312.0	1,169.2
Underwriting income (loss)	$7.2	$(5.2)	$(45.1)	$16.3

Key measures:
Loss ratio (1)	76.7%	73.9%	77.1%	71.2%
Expense ratio (2)	22.1%	26.9%	26.5%	27.4%
Combined ratio (3)	98.8%	100.8%	103.6%	98.6%

(1)	Loss ratio is calculated by dividing the loss and loss adjustment expenses by net earned premiums.

(2)	Expense ratio is calculated by dividing the total of amortization of deferred acquisition costs and underwriting, general and administrative expenses by net earned premiums.

(3)	Combined ratio is calculated by adding loss ratio and expense ratio.

(4)
In the determination of segment underwriting results, certain expenses are allocated based on metrics such as gross written premiums or net earned premiums. There may be instances whereby changes in these metrics may cause timing differences to occur between the reporting of net earned premium compared to expenses on a segment basis.

	Three Months Ended June 30,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Workers' compensation	$376.6	60.5%	$373.1	59.0%
Commercial auto and liability, physical damage	125.0	20.1	95.6	15.2
Commercial multiple-peril	84.2	13.5	66.4	10.5
Surety	16.1	2.6	13.9	2.2
Homeowners multiple-peril	6.6	1.1	14.1	2.2
Fire	1.9	0.3	8.3	1.3
Inland Marine	1.8	0.3	3.0	0.5
Other	10.7	1.6	57.5	9.1
Total net earned premiums	$622.9	100.0%	$631.9	100.0%

	Six Months Ended June 30,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Workers' compensation	$754.9	59.6%	$709.4	59.8%
Commercial auto and liability, physical damage	238.6	18.8	196.7	16.5
Commercial multiple-peril	164.7	13.0	98.2	8.3
Surety	29.5	2.3	26.1	2.2
Homeowners multiple-peril	13.1	1.0	25.6	2.2
Fire	3.4	0.3	20.1	1.7
Inland Marine	3.3	0.3	3.0	0.3
Other	59.4	4.7	106.4	9.0
Total net earned premiums	$1,266.9	100.0%	$1,185.5	100.0%

Small Commercial Business Segment Results of Operations for Second Quarter 2018 and 2017 (Unaudited)

Underwriting Income (Loss)

The segment's underwriting result increased $12.4 million, or 238.5%, to income of $7.2 million for Second Quarter 2018 compared with a loss of $5.2 million for Second Quarter 2017. The increase primarily resulted from a decrease in underwriting, general and administrative expenses allocated to the segment during Second Quarter 2018 compared to Second Quarter 2017. The decrease in underwriting, general and administrative expenses primarily related to lower salary expense mainly attributed to the transfer of our U.S. fee based business, and policy acquisition costs. This decrease was partially offset by higher loss and LAE. The increase in loss and LAE resulted from the strengthening of our commercial auto and general liability related reserves, which was partially offset by favorable performance on previously acquired workers' compensation loss portfolio transfers.

Revenues

Net Earned Premiums. Net earned premiums decreased $9.0 million, or 1.4%, to $622.9 million for Second Quarter 2018 from $631.9 million for Second Quarter 2017. Net earned premiums decreased primarily as a result of a decrease in our retention of gross written premiums during Second Quarter 2018 to 56.0% compared to Second Quarter 2017 of 56.9%.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE increased $11.1 million, or 2.4%, to $478.0 million for Second Quarter 2018 from $466.9 million for Second Quarter 2017. Our loss ratio for Second Quarter 2018 increased to 76.7% compared to 73.9% for Second Quarter 2017 driven primarily by higher current accident year selected ultimate losses compared to the prior year. The loss ratio was negatively impacted in Second Quarter 2018 as a result of adverse reserve development of $6.3 million (representing 1.0 loss ratio points) primarily due to higher severity of claims in our commercial auto and general liability portfolios and overall soft market conditions, partially offset by favorable performance on previously acquired workers' compensation loss portfolio transfers. The loss ratio was negatively impacted in Second Quarter 2017 as a result of adverse development of $39.2 million (representing 6.2 loss ratio points) primarily due to adverse emergence on our workers' compensation business to reflect severity trends that exceeded expectations from prior actuarial analyses.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $11.0 million, or 11.6%, to $105.8 million for Second Quarter 2018 from $94.8 million for Second Quarter 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during Second Quarter 2018 and 2017 by $50.8 million and $73.0 million, respectively.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses decreased $43.5 million, or 57.7%, to $31.9 million for Second Quarter 2018 from $75.4 million for Second Quarter 2017. The decrease primarily resulted from lower salary expense and policy acquisition costs during Second Quarter 2018 compared to the same period in 2017. The decrease in the salary expense for Second Quarter 2018 related to previously allocated salary expense of employees that were included in the transfer of our U.S.-based fee business.

Small Commercial Business Segment Results of Operations for Six Months 2018 and 2017 (Unaudited)

Underwriting (Loss) Income

The segment's underwriting result decreased $61.4 million, or 376.7%, to a loss of $45.1 million for Six Months 2018 compared with income of $16.3 million for Six Months 2017. The decrease primarily resulted from an increase in both loss and LAE and underwriting, general and administrative expenses during Six Months 2018 compared to Six Months 2017. The increase in loss and LAE was primarily related to strengthening of commercial auto and general liability related reserves, which was partially offset by favorable performance on previously acquired workers' compensation loss portfolio transfers. The increase in underwriting, general and administrative expenses was primarily related to higher salary expense and policy acquisition costs.

Revenues

Net Earned Premiums. Net earned premiums increased $81.4 million, or 6.9%, to $1,266.9 million for Six Months 2018 from $1,185.5 million for Six Months 2017. Net earned premiums increased as a result of an increase of gross written premiums primarily in our commercial package and excess and surplus lines of business, coupled with a higher retention rate during Six Months 2018 compared to Six Months 2017. Our retention of gross written premiums increased to 56.6% during Six Months 2018 compared to 54.5% during Six Months 2017.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE increased $132.4 million, or 15.7%, to $976.7 million for Six Months 2018 from $844.3 million for Six Months 2017. Our loss ratio for Six Months 2018 increased to 77.1% compared to 71.2% for Six Months 2017. The increase in the loss ratio was driven primarily by higher current accident year selected ultimate losses compared to the prior year. Additionally, the loss ratio was negatively impacted as a result of adverse reserve development of $22.8 million (representing 1.8 loss ratio points) primarily due to higher severity of claims in our commercial auto and general liability portfolios and overall soft market conditions, partially offset by favorable performance on previously acquired workers' compensation loss portfolio transfers. Six Months 2017 loss ratio was negatively impacted as a result of adverse development of $39.2 million (representing 3.3 loss ratio points) primarily due to adverse emergence on our workers' compensation business to reflect severity trends that exceeded expectations from prior actuarial analyses.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $13.4 million, or 7.0%, to $205.2 million for Six Months 2018 from $191.8 million for Six Months 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during Six Months 2018 and 2017 by $125.0 million and $146.9 million, respectively.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses decreased $3.0 million, or 2.3%, to $130.1 million for Six Months 2018 from $133.1 million for Six Months 2017. The decrease primarily resulted from lower policy acquisition costs during Six Months 2018 compared to the same period in 2017, partially offset by higher salary costs.

Specialty Risk and Extended Warranty Segment Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Millions)	2018	2017	2018	2017
Net earned premiums	$560.5	$539.0	$1,155.2	$1,012.5

Loss and loss adjustment expenses	356.9	370.9	749.2	683.5
Amortization of deferred acquisition costs	146.7	78.1	234.5	152.4
Underwriting, general and administrative expenses	62.5	62.2	148.9	106.3
Total expenses	566.1	511.2	1,132.6	942.2
Underwriting (loss) income	$(5.6)	$27.8	$22.6	$70.3

Key measures:
Loss ratio (1)	63.7%	68.8%	64.9%	67.5%
Expense ratio (2)	37.3%	26.0%	33.1%	25.6%
Combined ratio (3)	101.0%	94.8%	98.0%	93.1%

(1)	Loss ratio is calculated by dividing the loss and loss adjustment expenses by net earned premiums.

(2)	Expense ratio is calculated by dividing the total of amortization of deferred acquisition costs and underwriting, general and administrative expenses by net earned premiums.

(3)	Combined ratio is calculated by adding loss ratio and expense ratio.

(4)
In the determination of segment underwriting results, certain expenses are allocated based on metrics such as gross written premiums or net earned premiums. There may be instances whereby changes in these metrics may cause timing differences to occur between the reporting of net earned premium compared to expenses on a segment basis.

	Three Months Ended June 30,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Warranty	$232.0	41.4%	$255.8	47.4%
Commercial multiple-peril	15.7	2.8	—	—
Other liabilities	66.4	11.8	46.2	8.6
Medical malpractice	41.7	7.4	53.9	10.0
Accident and health	39.8	7.1	46.9	8.7
Surety	17.3	3.1	27.4	5.1
Homeowners multiple-peril	32.7	5.8	1.1	0.2
Fire	27.9	5.0	54.8	10.2
Inland marine	27.4	4.9	(3.8)	(0.7)
Other	59.6	10.7	56.7	10.5
Total net earned premiums	$560.5	100.0%	$539.0	100.0%

	Six Months Ended June 30,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Warranty	$531.8	46.0%	$470.3	46.5%
Commercial multiple-peril	25.9	2.2	—	—
Other liabilities	136.0	11.8	89.5	8.8
Medical malpractice	104.4	9.0	106.7	10.5
Accident and health	83.4	7.2	80.0	7.9
Surety	42.5	3.7	52.3	5.2
Homeowners multiple-peril	56.5	4.9	1.1	0.1
Fire	53.3	4.6	115.0	11.4
Inland marine	38.5	3.3	14.2	1.4
Other	82.9	7.3	83.4	8.2
Total net earned premiums	$1,155.2	100.0%	$1,012.5	100.0%

Specialty Risk and Extended Warranty Segment Results of Operations for Second Quarter 2018 and 2017 (Unaudited)

Underwriting (Loss) Income

The segment had underwriting loss of $5.6 million for Second Quarter 2018 compared to underwriting income of $27.8 million for Second Quarter 2017. The decrease was primarily attributable to an increase in amortization of deferred acquisition costs during Second Quarter 2018 compared to Second Quarter 2017.

Revenues

Net Earned Premiums. Net earned premiums increased $21.5 million, or 4.0%, to $560.5 million for Second Quarter 2018 from $539.0 million for Second Quarter 2017. Net earned premiums increased primarily due to increased gross written premiums resulting from our acquisition of ANV Holdings B.V. ("ANV") in late 2016, of which a larger portion was earned in 2018 compared with 2017. The increase was also attributable to a higher retention rate during Second Quarter 2018 compared to Second Quarter 2017. Our retention of gross written premiums increased to 70.9% during Second Quarter 2018 compared to 69.8% during Second Quarter 2017. The segment experienced growth primarily in our European business.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE decreased $14.0 million, or 3.8%, to $356.9 million for Second Quarter 2018 from $370.9 million for Second Quarter 2017. Our loss ratio for the segment decreased to 63.7% from 68.8% for Second Quarter 2018 and 2017, respectively. We had $4.6 million (representing 0.8 loss ratio points) of prior year favorable loss reserve development in Second Quarter 2018 due to reserve releases on specialty accounts. We had $9.5 million (representing 1.8 loss ratio points) of prior year adverse loss development related to the Lloyd's business in Second Quarter 2017.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $68.6 million, or 87.8%, to $146.7 million for Second Quarter 2018 from $78.1 million for Second Quarter 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during Second Quarter 2018 and 2017 of $77.3 million and $60.4 million, respectively. The increase in amortization of deferred acquisition costs primarily relates to direct policy acquisition costs, which increased period over period as a result of premium growth in our European subsidiary, ANV, and higher acquisition costs across some of our other European entities.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased slightly by $0.3 million, or 0.5%, to $62.5 million for Second Quarter 2018 from $62.2 million for Second Quarter 2017.

Specialty Risk and Extended Warranty Segment Results of Operations for Six Months 2018 and 2017 (Unaudited)

Underwriting Income

The segment had underwriting income of $22.6 million for Six Months 2018 compared to $70.3 million for Six Months 2017. The decrease was primarily attributable to the segment's increase in underwriting, general and administrative expenses during Six Months 2018 compared to Six Months 2017, which primarily resulted from higher salary expense and policy acquisition costs allocated to the segment.

Revenues

Net Earned Premiums. Net earned premiums increased $142.7 million, or 14.1%, to $1,155.2 million for Six Months 2018 from $1,012.5 million for Six Months 2017. Net earned premiums increased primarily due to increased gross written premiums resulting from our acquisition of ANV in late 2016, of which a larger portion was earned in 2018 compared with 2017. The increase was also attributable to a higher retention rate during Six Months 2018 compared to Six Months 2017. Our retention of gross written premiums increased to 75.3% during Six Months 2018 compared to 69.7% during Six Months 2017. The segment experienced growth in both our U.S. and European businesses.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE increased $65.7 million, or 9.6%, to $749.2 million for Six Months 2018 from $683.5 million for Six Months 2017. Our loss ratio for the segment decreased to 64.9% from 67.5% for Six Months 2018 and 2017, respectively. We had $6.1 million (representing 0.5 loss ratio points) of prior year favorable loss reserve development in Six Months 2018. We had $9.5 million (representing 0.9 loss ratio points) of prior year adverse loss development related to the Lloyd's business in Six Months 2017.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $82.1 million, or 53.9%, to $234.5 million for Six Months 2018 from $152.4 million for Six Months 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during Six Months 2018 and 2017 of $142.9 million and $117.1 million, respectively. The increase in amortization of deferred acquisition costs primarily relates to direct policy acquisition costs, which increased period over period as a result of premium growth in our European subsidiary, ANV.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased $42.6 million, or 40.1%, to $148.9 million for Six Months 2018 from $106.3 million for Six Months 2017. This increase was mainly due to approximately $31 million of miscellaneous income that was included in 2017 underwriting, general and administrative expenses. This amount was subsequently reclassed during the three months ended September 30, 2017. Absent this amount, expenses increased primarily due to higher salary expense and policy acquisition costs during Six Months 2018 compared to the same period in 2017.

Specialty Program Segment Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Millions)	2018	2017	2018	2017
Net earned premiums	$102.8	$209.8	$219.0	$405.2

Loss and loss adjustment expenses	98.8	186.7	180.7	337.0
Amortization of deferred acquisition costs	57.9	34.9	86.3	69.5
Underwriting, general and administrative expenses	26.7	27.8	54.7	48.3
Total expenses	183.4	249.4	321.7	454.8
Underwriting loss	$(80.6)	$(39.6)	$(102.7)	$(49.6)

Key measures:
Loss ratio (1)	96.1%	89.0%	82.5%	83.2%
Expense ratio (2)	82.3%	29.9%	64.4%	29.0%
Combined ratio (3)	178.4%	118.9%	146.9%	112.2%

(1)	Loss ratio is calculated by dividing the loss and loss adjustment expenses by net earned premiums.

(2)	Expense ratio is calculated by dividing the total of amortization of deferred acquisition costs and underwriting, general and administrative expenses by net earned premiums.

(3)	Combined ratio is calculated by adding loss ratio and expense ratio.

(4)
In the determination of segment underwriting results, certain expenses are allocated based on metrics such as gross written premiums or net earned premiums. There may be instances whereby changes in these metrics may cause timing differences to occur between the reporting of net earned premium compared to expenses on a segment basis.

	Three Months Ended June 30,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Workers' compensation	$46.3	45.1%	$114.6	54.6%
Commercial auto and liability, physical damage	24.0	23.3	28.5	13.6
Commercial multiple-peril	9.3	9.0	16.0	7.6
Other liabilities	9.8	9.5	52.2	24.9
Homeowners multiple-peril	2.5	2.4	2.7	1.3
Other	10.9	10.7	(4.2)	(2.0)
Total net earned premiums	$102.8	100.0%	$209.8	100.0%

	Six Months Ended June 30,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Workers' compensation	$110.8	50.6%	$223.6	55.2%
Commercial auto and liability, physical damage	54.6	24.9	54.5	13.5
Commercial multiple-peril	20.8	9.5	16.0	3.9
Other liabilities	19.4	8.9	106.7	26.3
Homeowners multiple-peril	2.5	1.1	2.7	0.7
Other	10.9	5.0	1.7	0.4
Total net earned premiums	$219.0	100.0%	$405.2	100.0%

Specialty Program Segment Results of Operations for Second Quarter 2018 and 2017 (Unaudited)

Underwriting Loss

Underwriting Loss. The segment's underwriting loss increased $41.0 million, or 103.5%, to $80.6 million for Second Quarter 2018 compared to $39.6 million for Second Quarter 2017. The increase was primarily due to lower net earned premiums in 2018 as compared to the same period in 2017, coupled with an increase in amortization of deferred acquisition costs due to the reduction of gross written premium over the last twelve months.

Revenues

Net Earned Premiums. Net earned premiums decreased $107.0 million, or 51.0%, to $102.8 million for Second Quarter 2018 from $209.8 million for the same period in 2017. The decrease primarily resulted from the termination of certain workers' compensation and general liability programs in 2017.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE decreased $87.9 million, or 47.1%, to $98.8 million for Second Quarter 2018, compared to $186.7 million for the same period in 2017. Our loss ratio for the segment increased to 96.1% compared to 89.0% for Second Quarter 2018 and 2017, respectively. The increase in the loss ratio was driven primarily by higher current accident year selected ultimate losses compared to the prior year and adverse development on terminated programs. We had prior period adverse development of $14.3 million (representing 13.9 loss ratio points) in Second Quarter 2018 compared to prior period adverse development of $24.6 million (representing 11.7 loss ratio points) in Second Quarter 2017. For Second Quarter 2018, the segment realized adverse development from largely terminated professional liability related programs and adverse development across some discontinued general liability programs. The prior period adverse development in Second Quarter 2017 was driven primarily by certain general liability, auto liability and workers' compensation programs, most of which have been discontinued.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $23.0 million, or 65.9%, to $57.9 million for Second Quarter 2018 from $34.9 million for the same period in 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during Second Quarter 2018 and 2017 of $31.4 million and $27.0 million, respectively.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses decreased 4.0%, or $1.1 million, to $26.7 million for Second Quarter 2018 from $27.8 million for the same period in 2017. The decrease primarily resulted from a lower salary expense partially offset by higher policy acquisition costs during Second Quarter 2018 compared to the same period in 2017. The decrease in the salary expense for Second Quarter 2018 related to previously allocated salary expense of employees that were included in the transfer of our U.S.-based fee business.

Specialty Program Segment Results of Operations for Six Months 2018 and 2017 (Unaudited)

Underwriting Loss

Underwriting Loss. The segment's underwriting loss increased $53.1 million, or 107.1%, to $102.7 million for Six Months 2018 compared to $49.6 million for Six Months 2017. The increase was primarily due to lower net earned premiums in 2018 as compared to the same period in 2017, coupled with an increase in amortization of deferred acquisition costs.

Revenues

Net Earned Premiums. Net earned premiums decreased $186.2 million, or 46.0%, to $219.0 million for Six Months 2018 from $405.2 million for the same period in 2017. The decrease primarily resulted from the termination of certain workers' compensation and general liability programs in 2017.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE decreased $156.3 million, or 46.4%, to $180.7 million for Six Months 2018, compared to $337.0 million for the same period in 2017. Our loss ratio for the segment decreased to 82.5% compared to 83.2% for Six Months 2018 and 2017, respectively. We had prior period adverse development of $3.6 million (representing 1.6 loss ratio points) in Six Months 2018 compared to prior period adverse development of $43.3 million (representing 10.7 loss ratio points) in Six Months 2017. The decrease in adverse development was offset by higher current accident year selected ultimate losses compared to the prior year. The prior period adverse development in the Six Months 2017 was driven primarily by certain general liability, auto liability and workers' compensation programs.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $16.8 million, or 24.2%, to $86.3 million for Six Months 2018 from $69.5 million for the same period in 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during Six Months 2018 and 2017 of $52.6 million and $53.3 million, respectively.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased $6.4 million, or 13.3%, to $54.7 million for Six Months 2018 from $48.3 million for the same period in 2017. The increase primarily resulted from higher policy acquisition costs during Six Months 2018 compared to the same period in 2017.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth for at least the next twelve months. However, we do anticipate decreases in our operating cash flows from service and fee income as a result of our September 2017 sale of the NPS system to NGHC (as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017) and the February 28, 2018 transfer of our U.S.-based fee business (as discussed in Note 13. "Divestiture" included elsewhere in this Form 10-Q). If our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital or refinance outstanding debt to support our growth. Management believes we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our preferred shares.

The consummation of the Merger (as discussed in Note 1. "Basis of Reporting and Merger Agreement" included elsewhere in this Form 10-Q), which we anticipate will occur during the second half of 2018, will constitute a "fundamental change" as defined in the respective indentures governing our 5.5% convertible senior notes due 2021 ("5.5% notes") and our 2.75% convertible senior notes due 2044 ("2.75% notes"). Such a fundamental change triggers the conversion feature of our 5.5% notes, entitling holders of our 5.5% notes to convert their notes at any time during a specified period. If any holders of our 5.5% notes elect to convert, we may be required to settle all or a portion of our conversion obligation through the payment of cash. A fundamental change grants the holders of our 2.75% notes the right, at their option, to require us to purchase for cash any or all of the 2.75% notes at a purchase price equal to 100% of the principal amount of the 2.75% notes. As a result, we may be required to generate liquidity through a combination of debt issuances, sales of assets, additional borrowings, refinancing of existing debt and repurchase agreements. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements or satisfy future cash requirements and, as a result, our business, financial condition and results of operation could be adversely affected. Additional information regarding our ability to access the public markets to raise capital and our cash requirements upon a "fundamental change" were discussed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table is a summary of our condensed consolidated statement of cash flows:

	Six Months Ended June 30,
(Amounts in Millions)	2018	2017 (1)
Net cash provided by (used in):
Operating activities	$323.9	$277.6
Investing activities	(434.8)	26.0
Financing activities	5.4	130.5
Effect of exchange rate changes on cash	(26.6)	19.1
Cash, cash equivalents and restricted cash included in business classified as held for sale, beginning of the year	89.9	—
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(42.2)	$453.2

(1)
In connection with the adoption of ASU 2016-18, the disclosure for Six Months 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" to the consolidated financial statements included elsewhere in this report for additional information on the adoption of ASU 2016-18.

Net cash provided by operating activities was $323.9 million for Six Months 2018, compared to $277.6 million for the same period in 2017. The increase in cash provided by operating activities was primarily due to changes in the timing of payments, partially offset by a decrease in net income after adjusting for the gain on the transfer of our U.S.-based fee business, which is included in investing activities.

Net cash used in investing activities was $434.8 million for Six Months 2018, compared to net cash provided of $26.0 million for the same period in 2017. The decrease in cash provided by investing activities was primarily attributable to an increase in net purchases of investments and the 2017 sale of NGHC, partially offset by cash proceeds received on the transfer of our U.S.-based fee business and decreases in purchases of subsidiaries and property, equipment and software.

Net cash provided by financing activities was $5.4 million for Six Months 2018, compared to $130.5 million for the same period in 2017. The decrease in cash provided by financing activities was primarily due to a dividend issued to non-controlling interests in 2018 and decreases in cash generated from common stock issuances and secured loan borrowings, partially offset by increases in cash generated by repurchase agreements and decreases in promissory note repayments.

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

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year %	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference amount per share of Preferred Stock $	Net proceeds ($ in thousands)	Dividend paid during the six months ended June 30, 2018 ($ in thousands)
A	6.75	4,600,000	N/A	$25	$111,130	$3,882
B	7.25	105,000	4,200,000	1,000	101,702	3,806
C	7.625	80,000	3,200,000	1,000	77,480	3,050
D	7.50	182,500	7,300,000	1,000	176,529	6,844
E	7.75	143,750	5,750,000	1,000	139,070	5,570
F	6.95	287,500	11,500,000	1,000	278,194	9,990

Each share of our preferred stock will remain outstanding in accordance with its terms through consummation of the Merger.

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

Other Sources of Liquidity

In November 2016, one of our subsidiaries became a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Through membership, we have access to secured cash advances that can be used for supplemental liquidity purposes or other operational needs, as deemed appropriate by management. The amount of advances our subsidiary can take is dependent on eligible asset types available for pledge to secure the advances, which is limited by the statutory admitted assets and capital and surplus of the member subsidiary. At June 30, 2018, we had no outstanding borrowings with the FHLB.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during Six Months 2018.

Contractual Obligations

During Six Months 2018, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our cash and investment portfolio is summarized in the table below by type of investment:

	June 30, 2018		December 31, 2017
(Amounts in Millions)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$1,201.0	11.6%	$1,243.2	13.2%
Short-term investments	169.7	1.6	187.8	2.0
Other investments	441.5	4.2	212.0	2.3
U.S. treasury securities	421.1	4.1	324.2	3.5
U.S. government agencies	130.6	1.3	50.5	0.5
Municipals	821.1	7.9	1,045.5	11.1
Foreign government	283.9	2.7	151.7	1.6
Commercial mortgage back securities	384.7	3.7	412.7	4.4
Residential mortgage backed securities:
Agency backed	901.0	8.7	556.4	5.9
Non-agency backed	7.6	0.1	6.8	0.1
Collateralized loan / debt obligations	824.1	7.9	600.6	6.4
Asset-backed securities	57.3	0.6	30.1	0.3
Corporate bonds	4,595.7	44.1	4,394.9	46.9
Preferred stocks	0.5	—	0.5	—
Common stocks	153.8	1.5	211.2	2.2
Less: Fixed maturity securities classified as held for sale (1)	—	—	(35.3)	(0.4)
Total cash and investment portfolio	$10,393.6	100.0%	$9,392.8	100.0%

(1)	For further information on our assets classified as held for sale, see Note 13. “Divestiture” to our consolidated financial statements included elsewhere in this Form 10-Q.

Our cash and investment portfolio increased $1.0 billion, or 10.7%, to $10.4 billion at June 30, 2018 from $9.4 billion as of December 31, 2017. The increase during Six Months 2018 was primarily attributable to the cash generated by the transfer of our U.S.-based fee business, the inclusion in other investments of our $217.0 million investment in Mayfield, and cash generated through repurchase agreements. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. Our fixed maturity securities had a fair value of $8.4 billion and an amortized cost of $8.5 billion as of June 30, 2018. Our equity securities had a fair value of $154.3 million with a cost of $137.3 million as of June 30, 2018.

The table below summarizes the credit quality of our fixed maturity securities as of June 30, 2018 and December 31, 2017, as rated by Standard and Poor’s:

	June 30, 2018	December 31, 2017
U.S. Treasury	5.0%	4.3%
AAA	9.0	7.1
AA	29.1	27.2
A	33.2	34.7
BBB, BBB+, BBB-	20.9	24.2
BB, BB+, BB-	0.8	0.8
B, B+, B-	0.1	0.2
Other	1.9	1.5
Total	100.0%	100.0%

As of June 30, 2018, the weighted average duration of our fixed maturity securities was approximately 4.6 years and had an average yield of 3.0%.

Other investments represented approximately $441.5 million and $212.0 million of our total investment portfolio as of June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, other investments consisted primarily of real estate partnerships of $84.6 million, private limited partnerships of $321.3 million, syndicated term loans of $19.6 million, and other investments of $16.1 million. At December 31, 2017, other investments consisted primarily of real estate partnerships of $88.2 million, private limited partnerships of $86.8 million, syndicated term loans of $20.3 million, and other investments of $15.8 million.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We write down investments immediately that we consider to be impaired. There were no material impairment charges for Six Months 2018 and 2017. For further information on our OTTI policy, see Note 3. “Investments” to the consolidated financial statements included elsewhere in this report and Note 2. "Significant Accounting Policies" to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, we own corporate bonds in the financial institutions, industrial, and utilities sectors, which account for approximately 22.4%, 28.3% and 3.8%, respectively, and 54.5% in the aggregate of the total fair value of our fixed maturity securities, and 24.3%, 37.2% and 4.8%, respectively, and 66.2% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2. "Recent Accounting Pronouncements" to the consolidated financial statements included elsewhere in this report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 31, 2017 described our Quantitative and Qualitative Disclosures about Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2018.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that, as of June 30, 2018, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that has not yet been fully remediated as further discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

(c)    Remediation Actions

Management continues to implement the comprehensive remediation program as disclosed in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively. During the fiscal quarter ended June 30, 2018, we continued to enhance and execute our process level controls to help ensure that the recently hired Finance personnel have adequate time to demonstrate that these controls are operating effectively.

While management believes that significant progress has been made in enhancing internal controls as of June 30, 2018, and in the period since, the material weakness described in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 has not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and work to improve our procedures and internal control over financial reporting throughout 2018 and will make any further changes management deems appropriate.

(d)    Changes in Internal Control Over Financial Reporting

The remediation efforts related to the material weakness described in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and above represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018, that have materially affected our internal control over financial reporting.

In addition, during the fiscal quarter ended March 31, 2018, we completed the transfer of a majority interest in our U.S.-based fee business. As such, there have been changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as a result of this divestiture that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect this change to reduce the complexity of our control environment as a result of having less accounting groups to consolidate.  We will continue to evaluate this change during 2018 as we begin recording this divestiture as an equity method investment. Lastly, during the first six months of 2018, we implemented a new investment accounting system that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We expect this change will enhance our control environment by automating the investment accounting process and reducing our reliance on manual controls.

Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1
Amendment No. 1 to Agreement and Plan of Merger, dated June 6, 2018, among AmTrust Financial Services, Inc., Evergreen Parent, L.P. and Evergreen Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (No.001-33143) filed on June 7, 2018).

10.1
Settlement and Support Agreement, dated June 6, 2018, among AmTrust Financial Services, Inc., Evergreen Parent, L.P. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on June 7, 2018).

10.2
Second Amendment Agreement, dated May 8, 2018, related to the £455,000,000 Facility Agreement, dated November 8, 2017, among AmTrust Financial Services, Inc., AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited, AmTrust Corporate Member Two Limited, ANV Corporate Name Limited, AmTrust International Insurance, Ltd., ING Bank N.V., London Branch, The Bank of Nova Scotia, London Branch and Bank of Montreal, London Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on May 9, 2018).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2018 (filed herewith).

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2018 (filed herewith).

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2018 (furnished herewith).

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2018 (furnished herewith).

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	August 9, 2018	/s/ Barry D. Zyskind
Barry D. Zyskind
Chairman, President and Chief Executive Officer

/s/ Adam Karkowsky
Adam Karkowsky
Chief Financial Officer