Form 10-Q
period 2018-09-30
Amtrust Financial Services, Inc.
filed 2018-11-09
CIK 1365555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, the Registrant had one class of Common Stock ($0.01 par value), of which 197,701,263 shares were issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED BALANCE SHEETS (unaudited) (In Millions, Except Par Value per Share)

	September 30, 2018	December 31, 2017
ASSETS
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost $8,636.0; and $7,408.7)	$8,496.7	$7,488.3
Fixed maturity securities, trading, at fair value (amortized cost $3.7; and $52.2)	3.2	49.8
Equity securities, at fair value (cost $123.2; and $195.9) (1)	139.3	211.7
Short-term investments	198.0	187.8
Other investments (related party $239.4; and $56.6)	414.9	212.0
Total investments	9,252.1	8,149.6
Cash and cash equivalents	554.9	763.1
Restricted cash and cash equivalents	439.0	480.1
Accrued interest and dividends	67.2	64.4
Premiums receivable, net (related party $195.7; and $0)	3,007.2	2,784.8
Reinsurance recoverable (related party $3,648.4; and $3,026.8)	6,129.7	6,131.4
Prepaid reinsurance premiums (related party $1,213.8; and $1,172.3)	2,292.6	2,137.3
Federal income tax receivable	76.8	73.9
Deferred policy acquisition costs	983.6	922.9
Assets held for sale	—	900.9
Property and equipment, net	405.9	453.4
Goodwill	528.4	552.9
Intangible assets	326.1	380.8
Other assets (related party $198.4; and $271.4; recorded at fair value $1.9; and $20.8)	1,626.4	1,423.1
Total assets	$25,689.9	$25,218.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$12,551.2	$12,138.8
Unearned premiums	5,660.8	5,279.2
Ceded reinsurance premiums payable (related party $396.0; and $402.4)	894.8	809.6
Funds held under reinsurance treaties	65.1	83.6
Note payable on collateral loan – related party	168.0	168.0
Securities sold but not yet purchased, at fair value	33.1	75.5
Securities sold under agreements to repurchase	233.8	—
Liabilities held for sale	—	761.7
Deferred gain on retroactive reinsurance	311.3	330.0
Debt (net of debt issuance cost of $14.9, and $15.0)	1,325.0	1,288.7
Accrued expenses and other liabilities (related party $74.9; and $0; recorded at fair value $28.7; and $78.6)	987.6	913.5
Total liabilities	22,230.7	21,848.6
Commitments and contingencies
Redeemable non-controlling interest	—	1.9
Stockholders’ equity:
Common stock, $0.01 par value; 500.0 shares authorized; 210.8 issued in 2018 and 2017; 197.7 and 196.1 outstanding in 2018 and 2017, respectively	2.1	2.1
Preferred stock, $0.01 par value; 10.0 shares authorized; 5.4 issued and outstanding in 2018 and 2017; $913.7 aggregated liquidation preference in 2018 and 2017	913.7	913.7
Additional paid-in capital	1,627.7	1,639.6
Treasury stock at cost; 13.1 and 14.7 shares in 2018 and 2017, respectively	(215.9)	(242.1)
Accumulated other comprehensive (loss) income, net of tax	(212.4)	15.5
Retained earnings	1,289.3	860.9
Total AmTrust Financial Services, Inc. equity	3,404.5	3,189.7
Non-controlling interest	54.7	178.4
Total stockholders’ equity	3,459.2	3,368.1
Total liabilities and stockholders’ equity	$25,689.9	$25,218.6

(1)
In connection with the adoption of ASU 2016-01, the consolidated balance sheets as of December 31, 2017 have been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the adoption of ASU 2016-01.

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (In Millions, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net earned premiums	$1,425.2	$1,192.9	$4,066.3	$3,796.1
Service and fee income (related parties - three months $13.7; $25.3 and nine months $40.9; $81.2)	52.5	180.5	217.9	486.4
Net investment income	69.8	61.1	206.3	173.7
Net realized gain on investments	15.6	24.5	23.3	56.6
(Loss) gain on sales of U.S.-based fee businesses	(7.8)	—	716.3	—
Other	7.4	185.9	12.6	193.1
Total revenues	1,562.7	1,644.9	5,242.7	4,705.9
Losses and expenses:
Loss and loss adjustment expenses	1,063.2	1,266.1	2,969.8	3,130.9
Amortization of deferred acquisition costs (net of ceding commission - related party - three months $141.5; $138.6 and nine months $456.3; $455.9)	297.7	169.2	819.6	587.7
Underwriting, general and administrative expenses	171.0	167.9	508.8	450.8
Interest expense (net of interest income - related party - three months $1.2; $1.2 and nine months $3.5; $3.5)	22.9	22.9	67.6	70.7
Foreign currency (gain) loss	(14.0)	62.8	(28.9)	139.7
Other	82.4	177.4	406.3	540.1
Total losses and expenses	1,623.2	1,866.3	4,743.2	4,919.9
(Loss) income before income taxes and equity in earnings of unconsolidated subsidiaries	(60.5)	(221.4)	499.5	(214.0)
Benefit from income taxes	(21.5)	(62.6)	(40.5)	(61.0)
(Loss) income before equity in earnings of unconsolidated subsidiaries	(39.0)	(158.8)	540.0	(153.0)
Equity in (loss) earnings of unconsolidated subsidiaries	(31.7)	—	(31.7)	73.5
Net (loss) income	(70.7)	(158.8)	508.3	(79.5)
Net loss (income) attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	2.8	0.7	2.5	(17.0)
Net (loss) income attributable to AmTrust stockholders	(67.9)	(158.1)	510.8	(96.5)
Dividends on preferred stock	(16.6)	(16.6)	(49.7)	(49.7)
Net (loss) income attributable to AmTrust common stockholders	$(84.5)	$(174.7)	$461.1	$(146.2)
(Loss) earnings per common share:
Basic (loss) earnings per share	$(0.43)	$(0.89)	$2.34	$(0.80)
Diluted (loss) earnings per share	$(0.43)	$(0.89)	$2.34	$(0.80)

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited) (In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(70.7)	$(158.8)	$508.3	$(79.5)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(29.0)	50.6	(53.4)	127.2
Change in fair value of interest rate swap	—	0.1	—	0.2
Unrealized (loss) gain on debt securities:
Gross unrealized holding (loss) gain	(24.9)	17.1	(199.8)	115.2
Less tax (benefit) expense	(8.0)	(2.7)	(46.0)	20.3
Cumulative effect of change in accounting principles, net of taxes of $20.4 for the nine months ended September 30, 2018 (1)	—	—	(0.7)	—
Net unrealized holding (loss) gain	(16.9)	19.8	(154.5)	94.9
Reclassification adjustment for investment gain included in net (loss) income:
Other net realized gain on investments	(15.9)	(23.3)	(20.0)	(54.2)
Reclassification adjustment for investment gain included in net (loss)	(15.9)	(23.3)	(20.0)	(54.2)
Other comprehensive (loss) income, net of tax	(61.8)	47.2	(227.9)	168.1
Comprehensive (loss) income	(132.5)	(111.6)	280.4	88.6
Less: Comprehensive (loss) income attributable to non-controlling and redeemable non-controlling interest	(2.8)	(0.7)	(2.5)	17.0
Comprehensive (loss) income attributable to AmTrust Financial Services, Inc.	$(129.7)	$(110.9)	$282.9	$71.6

(1)	See Note 2. "Recent Accounting Pronouncements" for additional information on the adoptions of ASU 2016-01 and ASU 2018-02.

See accompanying notes to unaudited consolidated financial statements.

AMTRUST FINANCIAL SERVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In Millions)

	Nine Months Ended September 30,
	2018	2017 (1)
Net cash provided by (used in) operating activities	$359.7	$(74.2)
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(3,152.6)	(1,603.9)
Fixed maturity securities, trading	(404.6)	(386.6)
Equity securities	(167.0)	(51.4)
Other investments	(18.1)	(18.8)
Subsidiaries, net of cash received	0.1	(97.8)
Property, equipment and software, net	(2.0)	(193.2)
Life settlement contracts	—	(16.5)
Sales of:
Fixed maturity securities, available-for-sale (includes maturities & paydowns)	1,842.9	1,704.2
Fixed maturity securities, trading	448.5	379.9
Equity securities	252.5	193.5
Other investments	4.7	50.8
Securities sold but not purchased, net	(42.6)	19.8
Life settlement contracts	—	90.0
Policy management system	—	57.0
Equity method investment	—	211.3
Subsidiary, net of cash transferred (2)	535.6	—
Short term investments, net	9.2	(7.3)
Receipt of life settlement contract proceeds	—	48.7
Net cash (used in) provided by investing activities	(693.4)	379.7
Cash flows from financing activities:
Securities sold under agreements to repurchase, net	233.8	(160.3)
Secured loan agreements borrowings	26.2	108.2
Secured loan agreements payments	(11.4)	(9.3)
Promissory notes payments	—	(52.3)
Common stock issuance	—	298.7
Contingent consideration payments	(1.4)	(16.6)
Non-controlling interest capital dividends from consolidated subsidiaries, net	(114.6)	(31.4)
Stock option exercises and other	(2.6)	0.3
Dividends distributed on common stock	(66.7)	(91.4)
Dividends distributed on preferred stock	(49.7)	(49.7)
Net cash provided by (used in) financing activities	13.6	(3.8)
Effect of exchange rate changes on cash	(19.1)	62.8
Cash, cash equivalents and restricted cash included in business classified as held for sale, beginning of the year	89.9	—
Net (decrease) increase in cash, cash equivalents and restricted cash and restricted cash equivalents	(249.3)	364.5
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of the year	1,243.2	1,281.1
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of the period	$993.9	$1,645.6

(1)
In connection with the adoption of ASU 2016-18, the disclosure for the nine months ended September 30, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the adoption of ASU 2016-18.

(2)	Relates to the transfer of our U.S.-based fee business. See Note 13. "Divestitures" for additional information.

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

2. Recent Accounting Pronouncements

As compared to those described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the Company's significant accounting policies have been updated for the recent accounting pronouncements or changes in accounting pronouncements discussed below during the nine months ended September 30, 2018.

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

For the three and nine months ended September 30, 2018, approximately $39.9 and $196.8, respectively, of revenues, or less than 5% of the Company's total revenues, are affected by the accounting policy changes. Refer to Note 12. "Segments" for disclosure of revenues from contracts with customers by business segment. On February 28, 2018, the Company completed the transfer of a majority interest in the portion of the Company's U.S.-based fee businesses that (a) act as managing general agents for the distribution, underwriting and procurement of property and casualty insurance on behalf of certain of the Company's affiliates and other insurance carriers and (b) design, develop, market and act as third party administrators for programs for service contracts, limited warranties and replacement plans as further described in the Acquisition Agreement (the “U.S.-based fee business”), that reduces service and fee income subsequent to the transfer date.

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

Recent Accounting Standards, Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The amendments require a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the customer to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The accounting for the service element of a hosting arrangement that is a service contract is not affected by this ASU. The amendments also require the capitalized implementation costs to be evaluated for impairment under the existing impairment guidance for long-lived assets. The guidance

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period. The guidance is applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact the amendments may have on its financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance shortens the amortization period for the premium on callable debt securities to the earliest call date. The amortization period for the discount on callable debt securities is not changed by the new guidance, and continues to be amortized to maturity. The new guidance more closely aligns interest income recorded on debt securities held at a premium or a discount with the economics of the underlying instrument. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact the amendments may have on its financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment charges. Under the current guidance, if the fair value of a reporting unit is lower than its carrying amount, an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value. Under the new guidance, an entity will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value not to exceed the amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact the amendments may have on its financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for credit losses, presented as a deduction from the amortized cost basis, with changes in the allowance recorded as credit loss expense based on management's current estimate of expected credit losses each period. The new standard also requires impairment relating to credit losses on available-for-sale debt securities to be presented through an allowance for credit losses with changes in the allowance recorded in the period of the change as credit loss expense or reversal of credit loss expense. Any impairment amount not recorded through an allowance for credit losses on available-for-sale debt securities is recorded through other comprehensive income. The new standard is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that reporting period. The Company is currently evaluating the impact the new standard may have on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard amends the guidance for leasing transactions. The guidance requires a lessee to classify lease contracts as finance or operating leases, and to recognize assets and liabilities for the rights and obligations created by leasing transactions with lease terms more than twelve months. The guidance substantially retains the criteria for classifying leasing transactions as finance or operating leases. For finance leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes interest expense on the lease liability separately from the amortization of the right-of-use asset. For operating leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes lease expense on a straight-line basis. The guidance requires a lessor to recognize lease income related to an operating lease generally on a straight-line basis over the lease term. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 that provides a lessee or lessor the election to not assess whether land easements, not currently accounted for as leases under the current lease guidance, are leases under the new standard. On a prospective basis after adoption of the guidance, a lessee or lessor is required to apply the new standard to new or modified land easements. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements that permits the initial application of the new standard as of the effective date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessors with an option, by class of underlying asset, to not separate nonlease components from the related lease component and, instead, to account for those components as a single component subject to certain criteria. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that period. Early adoption is

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

permitted. The Company is implementing changes to its enterprise reporting systems and its processes in conjunction with the evaluation of the new standard on the existing lease agreements. The Company plans to adopt the new standard as of January 1, 2019, and to recognize any cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. The Company is currently evaluating the impact the new standard may have on its financial position, results of operations or cash flows.

3. Investments

(a) Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale as of September 30, 2018 and December 31, 2017, are presented below:

As of September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$197.9	$0.5	$(2.1)	$196.3
U.S. government agencies	126.3	0.7	(3.0)	124.0
Municipal bonds	881.2	4.7	(15.0)	870.9
Foreign government	253.6	0.9	(4.3)	250.2
Corporate bonds:
Finance	2,090.2	5.2	(38.6)	2,056.8
Industrial	2,385.7	8.1	(53.5)	2,340.3
Utilities	318.3	2.2	(6.6)	313.9
Commercial mortgage-backed securities	386.1	1.4	(16.0)	371.5
Residential mortgage-backed securities:
Agency backed	1,025.9	0.2	(23.5)	1,002.6
Non-agency backed	0.6	0.1	—	0.7
Collateralized loan / debt obligation	951.3	3.3	(4.1)	950.5
Asset backed securities	18.9	0.1	—	19.0
Total available-for-sale securities	$8,636.0	$27.4	$(166.7)	$8,496.7

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

As of December 31, 2017 (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$301.6	$0.9	$(3.2)	$299.3
U.S. government agencies	51.1	—	(0.6)	50.5
Municipal bonds	1,035.5	15.9	(5.9)	1,045.5
Foreign government	151.4	3.5	(3.2)	151.7
Corporate bonds:
Finance	1,733.2	48.1	(11.9)	1,769.4
Industrial	2,237.0	57.3	(26.1)	2,268.2
Utilities	323.8	10.7	(2.1)	332.4
Commercial mortgage-backed securities	419.3	3.8	(10.4)	412.7
Residential mortgage-backed securities:
Agency backed	562.0	5.8	(11.4)	556.4
Non-agency backed	6.9	—	(0.1)	6.8
Collateralized loan / debt obligation	591.2	9.7	(0.3)	600.6
Asset backed securities	30.1	0.1	(0.1)	30.1
Less: Assets classified as held for sale (See Note 13)	(34.4)	(0.9)	—	(35.3)
Total available-for-sale securities	$7,408.7	$154.9	$(75.3)	$7,488.3

(1)
In connection with the adoption of ASU 2016-01, the disclosure for December 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

Proceeds from the sales of investments in available-for-sale securities were $763.8 and $715.9 during the three months ended September 30, 2018 and 2017, respectively, and $1,842.9 and $1,704.2 during the nine months ended September 30, 2018 and 2017, respectively.

A summary of the Company’s available-for-sale securities as of September 30, 2018 and December 31, 2017, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$273.7	$271.8	$228.1	$226.7
Due after one through five years	2,045.3	2,032.6	1,811.3	1,845.5
Due after five through ten years	3,357.1	3,277.9	3,199.7	3,239.8
Due after ten years	577.1	570.1	594.5	605.0
Mortgage and asset backed securities	2,382.8	2,344.3	1,609.5	1,606.6
Less: Assets classified as held for sale (See Note 13)	—	—	(34.4)	(35.3)
Total	$8,636.0	$8,496.7	$7,408.7	$7,488.3

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

The tables below summarize the gross unrealized losses of the Company's available-for-sale securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$7.2	$(0.1)	$182.6	$(2.0)	$189.8	$(2.1)
U.S. government agencies	75.5	(1.8)	27.8	(1.2)	103.3	(3.0)
Municipal bonds	445.0	(8.8)	162.9	(6.2)	607.9	(15.0)
Foreign government	185.7	(3.4)	17.6	(0.9)	203.3	(4.3)
Corporate bonds:
Finance	1,567.0	(32.0)	144.7	(6.6)	1,711.7	(38.6)
Industrial	1,552.8	(40.1)	229.4	(13.4)	1,782.2	(53.5)
Utilities	204.1	(5.6)	23.7	(1.0)	227.8	(6.6)
Commercial mortgage-backed securities	159.9	(6.1)	131.0	(9.9)	290.9	(16.0)
Residential mortgage-backed securities:
Agency backed	803.9	(15.3)	127.8	(8.2)	931.7	(23.5)
Collateralized loan / debt obligations	474.9	(4.1)	—	—	474.9	(4.1)
Total	$5,476.0	$(117.3)	$1,047.5	$(49.4)	$6,523.5	$(166.7)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2017 (1)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$41.9	$(0.5)	$247.0	$(2.7)	$288.9	$(3.2)
U.S. government agencies	48.7	(0.6)	0.5	—	49.2	(0.6)
Municipal bonds	171.3	(2.7)	178.7	(3.2)	350.0	(5.9)
Foreign government	57.4	(2.2)	17.1	(1.0)	74.5	(3.2)
Corporate bonds:
Finance	419.3	(9.7)	91.5	(2.2)	510.8	(11.9)
Industrial	437.1	(16.4)	255.4	(9.7)	692.5	(26.1)
Utilities	72.5	(2.0)	11.9	(0.1)	84.4	(2.1)
Commercial mortgage-backed securities	81.5	(4.1)	157.5	(6.3)	239.0	(10.4)
Residential mortgage-backed securities:
Agency backed	91.7	(4.7)	167.8	(6.7)	259.5	(11.4)
Non-agency backed	2.9	—	0.8	(0.1)	3.7	(0.1)
Collateralized loan / debt obligations	56.8	(0.2)	4.3	(0.1)	61.1	(0.3)
Asset backed securities	7.1	—	3.1	(0.1)	10.2	(0.1)
Total	$1,488.2	$(43.1)	$1,135.6	$(32.2)	$2,623.8	$(75.3)

(1)
In connection with the adoption of ASU 2016-01, the disclosure for December 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

There were 3,832 and 2,086 individual security lots as of September 30, 2018 and December 31, 2017, respectively, that account for the gross unrealized loss, none of which is deemed by the Company to be other-than-temporarily impaired ("OTTI"). The Company analyzes its fixed maturity securities in an unrealized loss position for OTTI each reporting period. Beginning January 1, 2018, the Company generally evaluates an investment for impairment when it has been in an unrealized loss position of 20% or more of amortized cost for twelve consecutive months. As of September 30, 2018, the Company has determined that the unrealized losses on fixed maturity securities were primarily due to market interest rate movements since their date of purchase. As of September 30, 2018, for the $49.4 of unrealized losses related to securities in unrealized loss positions for a period of twelve or more consecutive months, $0.5 was related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

There were no material credit-related OTTI charges on available-for-sale securities for the three and nine months ended September 30, 2018 and 2017.

(b) Trading Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as trading as of September 30, 2018 and December 31, 2017 are presented in the tables below:

As of September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
Industrial	$3.7	$—	$(0.5)	$3.2
Total trading securities	$3.7	$—	$(0.5)	$3.2

As of December 31, 2017 (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds:
Industrial	$26.7	$0.1	$(2.4)	$24.4
Finance	0.5	—	—	0.5
U.S. treasury securities	25.0	—	(0.1)	24.9
Total trading securities	$52.2	$0.1	$(2.5)	$49.8

(1)
In connection with the adoption of ASU 2016-01, the disclosure for December 31, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

Proceeds from the sales of investments in trading securities were approximately $165.6 and $70.5 during the three months ended September 30, 2018 and 2017, respectively, and $448.5 and $379.9 during the nine months ended September 30, 2018 and 2017, respectively.

The table below shows the portion of trading gains and losses for the period related to trading securities still held during the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Net gains (losses) recognized during the period on trading securities	$1.6	$1.7	$(3.4)	$(2.9)
Less: Net losses (gains) recognized during the period on trading securities sold during the period	0.9	1.9	(3.0)	4.2
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$0.7	$(0.2)	$(0.4)	$(7.1)

(1)
In connection with the adoption of ASU 2016-01, the disclosure for the three and nine months ended September 30, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

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

The original cost, gross unrealized gains and losses, and estimated fair value of the Company's equity securities as of September 30, 2018 and December 31, 2017, are presented below:

As of September 30, 2018	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$0.6	$—	$—	$0.6
Common stock	122.6	32.8	(16.7)	138.7
Total equity securities	$123.2	$32.8	$(16.7)	$139.3

As of December 31, 2017	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Preferred stock	$0.5	$—	$—	$0.5
Common stock	195.4	30.6	(14.8)	211.2
Total equity securities	$195.9	$30.6	$(14.8)	$211.7

Proceeds from the sales of investments in equity securities were approximately $70.8 and $41.8 during the three months ended September 30, 2018 and 2017, respectively, and $252.5 and $193.5 during the nine months ended September 30, 2018 and 2017, respectively.

The table below shows the portion of gains and losses for the period related to equity securities still held during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net gains (losses) recognized during the period on equity securities	$2.6	$(5.3)	$11.3	$11.7
Less: Net losses (gains) recognized during the period on equity securities sold during the period	2.2	(2.2)	0.8	(7.2)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$0.4	$(3.1)	$10.5	$18.9

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

(d) Investment Income

Net investment income for the three and nine months ended September 30, 2018 and 2017 was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed maturity securities, available-for-sale	$62.4	$60.5	$183.8	$187.2
Fixed maturity securities, trading	(1.3)	0.5	3.5	1.5
Equity securities (1)	0.1	0.3	0.8	1.9
Cash and short term investments	3.9	5.7	12.7	9.0
Other invested assets	6.1	(0.7)	12.8	(15.7)
Total investment income	71.2	66.3	213.6	183.9
Investment expenses and interest expense on securities sold under agreement to repurchase	(1.4)	(5.2)	(7.3)	(10.2)
Net investment income	$69.8	$61.1	$206.3	$173.7

(1)
In connection with the adoption of ASU 2016-01, the disclosure for the three and nine months ended September 30, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

(e) Realized Gains and Losses

The tables below summarize the gross and net realized gains and (losses) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities, available-for-sale	$23.5	$(7.6)	$15.9	$15.6	$(1.1)	$14.5
Fixed maturity securities, trading	1.6	—	1.6	1.7	—	1.7
Equity securities (1)	8.5	(5.9)	2.6	15.4	(10.6)	4.8
Other invested assets	—	—	—	3.5	—	3.5
Other-than-temporary impairment of other invested assets	—	(4.5)	(4.5)	—	—	—
Total	$33.6	$(18.0)	$15.6	$36.2	$(11.7)	$24.5

	Nine Months Ended September 30,
	2018			2017
	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
Fixed maturity securities, available-for-sale	$43.4	$(23.4)	$20.0	$38.0	$(3.2)	$34.8
Fixed maturity securities, trading	3.0	(6.4)	(3.4)	6.9	(9.8)	(2.9)
Equity securities (1)	32.2	(20.9)	11.3	36.4	(31.2)	5.2
Other invested assets	0.2	—	0.2	19.5	—	19.5
Other-than-temporary impairment of other invested assets	—	(4.5)	(4.5)	—	—	—
Other-than-temporary impairment of fixed maturity securities, available-for-sale	—	(0.3)	(0.3)	—	—	—
Total	$78.8	$(55.5)	$23.3	$100.8	$(44.2)	$56.6

(1)
In connection with the adoption of ASU 2016-01, the disclosure for the three and nine months ended September 30, 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" for additional information on the impact of the adoption of ASU 2016-01.

(f) Restricted Cash and Investments

The Company, in order to conduct business in certain states, is required to maintain letters of credit or assets on deposit to support state mandated regulatory requirements and certain third party agreements. The Company also utilizes trust accounts to collateralize business with its reinsurance counterparties. These assets are primarily in the form of cash and certain investment grade securities. The fair values of the Company's restricted assets as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Restricted cash and cash equivalents	$439.0	$480.1
Restricted investments	3,333.4	3,193.8
Total restricted cash, cash equivalents and investments	$3,772.4	$3,673.9

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

(g) Other

Securities sold but not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the market value of the security. For more information related to these agreements, see Note 3. "Investments" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s liability for securities to be delivered is measured at fair value and was $33.1 and $75.5 as of September 30, 2018 and December 31, 2017, respectively.

From time to time, the Company enters into repurchase agreements that are subject to a master netting arrangement, which are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities that it invests or holds in short term or fixed maturity securities. For more information related to these agreements, see Note 2. "Significant Accounting Policies" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018, the Company had 14 individual repurchase agreements outstanding with a principal amount of $233.8, which approximates fair value, at interest rates between 2.2% and 2.7%. The Company had approximately $248.5 of collateral pledged in support of these agreements as of September 30, 2018. As of December 31, 2017, the Company had no repurchase agreements outstanding.

4. Fair Value of Financial Instruments

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Total	Level 1	Level 2	Level 3
Financial Assets
U.S. treasury securities	$196.3	$196.3	$—	$—
U.S. government agencies	124.0	—	124.0	—
Municipal bonds	870.9	—	870.0	0.9
Foreign government	250.2	—	250.2	—
Corporate bonds and other bonds:
Finance	2,056.8	—	2,056.8	—
Industrial	2,343.5	—	2,343.5	—
Utilities	313.9	—	313.9	—
Commercial mortgage-backed securities	371.5	—	351.5	20.0
Residential mortgage-backed securities:
Agency backed	1,002.6	—	1,002.6	—
Non-agency backed	0.7	—	0.7	—
Collateralized loan / debt obligations	950.5	—	950.5	—
Asset-backed securities	19.0	—	18.2	0.8
Equity securities	139.3	137.9	0.7	0.7
Short term investments	198.0	—	198.0	—
Other investments	4.1	—	—	4.1
Life settlement contracts	1.9	—	—	1.9
Total financial assets	$8,843.2	$334.2	$8,480.6	$28.4
Financial Liabilities
Securities sold but not yet purchased	$33.1	$33.0	$0.1	$—
Securities sold under agreements to repurchase	233.8	—	233.8	—
Life settlement contract profit commission	3.0	—	—	3.0
Contingent consideration	25.7	—	—	25.7
Total financial liabilities	$295.6	$33.0	$233.9	$28.7

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

As of December 31, 2017	Total	Level 1	Level 2	Level 3
Financial Assets
U.S. treasury securities	$324.2	$324.2	$—	$—
U.S. government agencies	50.5	—	50.5	—
Municipal bonds	1,045.5	—	1,045.1	0.4
Foreign government	151.7	—	151.7	—
Corporate bonds and other bonds:
Finance	1,769.9	—	1,769.9	—
Industrial	2,292.6	—	2,292.6	—
Utilities	332.4	—	332.4	—
Commercial mortgage-backed securities	412.7	—	389.8	22.9
Residential mortgage-backed securities:
Agency backed	556.4	—	556.4	—
Non-agency backed	6.8	—	6.8	—
Collateralized loan / debt obligations	600.6	—	600.6	—
Asset-backed securities	30.1	—	29.3	0.8
Equity securities	211.7	210.7	0.5	0.5
Short term investments	187.8	—	187.8	—
Other investments	5.0	—	—	5.0
Life settlement contracts	20.8	—	—	20.8
Less: Fixed maturity securities classified as held for sale (see note 13)	(35.3)	—	(35.3)	—
Total financial assets (1)	$7,963.4	$534.9	$7,378.1	$50.4
Financial Liabilities
Securities sold but not yet purchased	$75.5	$70.8	$4.7	$—
Life settlement contract profit commission	3.2	—	—	3.2
Contingent consideration	75.4	—	—	75.4
Total financial liabilities (2)	$154.1	$70.8	$4.7	$78.6

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities for the three and nine months ended September 30, 2018 and 2017. The transfers into and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Balance as of June 30, 2018	Net (loss) income	Other comprehensive (loss)	Purchases and issuances	Sales and settlements	Net transfers into Level 3	Balance as of September 30, 2018
Fixed maturities, available-for-sale	$23.5	$—	$(0.9)	$—	$(0.9)	$—	$21.7
Equity securities	0.8	(0.1)	—	—	—	—	0.7
Other investments	4.1	—	—	—	—	—	4.1
Life settlement contracts	1.9	—	—	—	—	—	1.9
Life settlement contract profit commission	(3.2)	0.2	—	—	—	—	(3.0)
Contingent consideration	(31.2)	6.0	—	(0.5)	—	—	(25.7)
Total	$(4.1)	$6.1	$(0.9)	$(0.5)	$(0.9)	$—	$(0.3)

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

	Balance as of June 30, 2017	Net income (loss)	Other comprehensive income (loss)	Purchases and issuances	Sales and settlements	Net transfers into Level 3	Balance as of September 30, 2017
Fixed maturities, available-for-sale	$41.5	$—	$0.2	$2.0	$(1.2)	$(8.4)	$34.1
Equity securities	23.5	0.6	(0.5)	—	(21.5)	(0.4)	1.7
Life settlement contracts	396.8	33.6	—	—	(131.7)	—	298.7
Life settlement contract profit commission	(5.7)	(0.2)	—	—	—	—	(5.9)
Contingent consideration	(97.7)	3.3	—	(1.9)	11.8	—	(84.5)
Total	$358.4	$37.3	$(0.3)	$0.1	$(142.6)	$(8.8)	$244.1

	Balance as of December 31, 2017	Net (loss) income	Other comprehensive (loss)	Purchases and issuances	Sales and settlements	Net transfers into Level 3	Balance as of September 30, 2018
Fixed maturities, available-for-sale	$24.1	$(0.3)	$(0.1)	$—	$(2.0)	$—	$21.7
Equity securities	0.5	0.2	—	—	—	—	0.7
Other investments	5.0	(0.5)	—	—	(0.4)	—	4.1
Life settlement contracts	20.8	2.3	—	—	(21.2)	—	1.9
Life settlement contract profit commission	(3.2)	0.2	—	—	—	—	(3.0)
Contingent consideration	(75.4)	7.1	—	(0.5)	43.1	—	(25.7)
Total	$(28.2)	$9.0	$(0.1)	$(0.5)	$19.5	$—	$(0.3)

	Balance as of December 31, 2016	Net income (loss)	Other comprehensive (loss)	Purchases and issuances	Sales and settlements	Net transfers into Level 3	Balance as of September 30, 2017
Fixed maturities, available-for-sale	$46.9	$—	$(0.3)	$9.5	$(4.0)	$(18.0)	$34.1
Equity securities	24.4	0.2	(0.2)	4.6	(40.3)	13.0	1.7
Life settlement contracts	356.9	82.2	—	16.5	(156.9)	—	298.7
Life settlement contract profit commission	(4.9)	(1.0)	—	—	—	—	(5.9)
Contingent consideration	(71.7)	(0.4)	—	(29.0)	16.6	—	(84.5)
Total	$351.6	$81.0	$(0.5)	$1.6	$(184.6)	$(5.0)	$244.1

The Company uses the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•
Equity and Fixed Maturity Investments: As of September 30, 2018, the Company's Level 3 securities consisted primarily of a commercial mortgage-backed security. The fair value of this fixed maturity security as of September 30, 2018 was measured using valuation techniques involving unobservable inputs.

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

•
Equity Investment in Unconsolidated Subsidiaries - Related Party: In June 2017, the Company sold 10,586,000 common shares of National General Holdings Corp, a publicly-held insurance holding company ("NGHC"). As a result of the sale, the Company ceased accounting for this investment under the equity method. The Company has classified its investment in NGHC common stock of $45.9 and $33.6 as of September 30, 2018 and December 31, 2017, respectively, as equity securities.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

•	Subordinated Debentures and Debt: The fair value of the Company's debt arrangements as of September 30, 2018 was as follows:

	September 30, 2018
	Carrying Value	Fair Value
Revolving credit facility	$130.0	$130.0
5.5% Convertible senior notes due 2021	5.5	5.5
2.75% Convertible senior notes due 2044	178.2	219.5
6.125% Senior notes due 2023	248.7	243.9
Junior subordinated debentures due 2035-2037	122.2	108.5
Trust preferred securities due 2033-2037	92.8	86.5
7.25% Subordinated Notes due 2055	145.4	140.9
7.50% Subordinated Notes due 2055	130.9	131.0
Secured loan agreements	158.5	158.5
Promissory notes and other	112.8	112.8
Total debt	$1,325.0	$1,337.1

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

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

5. Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for loss and loss adjustment expense ("Loss and LAE") reserves for the nine months ended September 30, 2018, and 2017, respectively:

	Nine Months Ended September 30,
	2018	2017
Loss and LAE reserves, gross of related reinsurance recoverables at beginning of year	$12,138.8	$10,140.7
Less: Reinsurance recoverables at beginning of year	5,669.6	3,873.8
Net balance, beginning of year	6,469.2	6,266.9
Incurred related to:
Current year	2,927.1	2,712.0
Prior year	42.7	418.9
Total incurred during the period	2,969.8	3,130.9
Paid related to:
Current year	(778.0)	(699.3)
Prior year	(1,731.9)	(1,593.6)
Total paid during the period	(2,509.9)	(2,292.9)
Acquired loss and loss adjustment reserves and other	8.3	200.8
Retroactive reinsurance adjustment	18.7	(1,025.0)
Effect of foreign exchange rates	(76.8)	138.3
Net balance, end of period	6,879.3	6,419.0
Plus reinsurance recoverables at end of period	5,671.9	5,667.6
Loss and LAE reserves, at end of period	$12,551.2	$12,086.6

The Company's Loss and LAE reserves, gross of related reinsurance recoverables, increased $412.4 and $1,945.9 during the nine months ended September 30, 2018 and 2017, respectively. The Company had adverse prior period reserve development of $42.7 during the nine months ended September 30, 2018 after reflecting a $18.7 gain on an adverse development cover ("ADC") obtained in 2017. Prior to the gain on the ADC, the Company's total nine-month prior period reserve development is $61.4. Consistent with prior periods, the actuarial process was driven by updated and new incurred and paid loss data, continued review of actuarial diagnostics, and actuarial analysis based on updated data for the period.
For the nine months ended September 30, 2018, adverse development of approximately $70.3 was recognized in the Commercial Auto Liability portfolios in the Company's Small Commercial Business and Specialty Program segments primarily on accident years 2014 through 2017, driven by severity trends that exceeded prior expectations and actuarial analysis using updated data for the period. The Company is currently engaged in re-underwriting and devoting additional claims resources/focus to the existing auto liability portfolio to mitigate risks of future development. Additionally, $48.3 of adverse development was reflected in the Small Commercial Business segment General Liability portfolio, largely driven by severity trends that exceeded prior expectations in the regional New York/New Jersey policies related to the acquisition of Tower renewal business for accident years 2014 and 2015 and large loss development on Excess & Surplus lines policies. Lastly, $38.3 of adverse development was driven primarily by long-tailed terminated programs, particularly general liability programs, in the Company's Specialty Program segment.
Offsetting a portion of this adverse development was approximately $61.0 of favorable development recognized in the Workers' Compensation portfolios in the Company's Small Commercial Business and Specialty Program segments primarily on accident years 2014 through 2017, driven by on-going claim operational initiatives focused on the review of benefit providers, legal services, and expense containment. Additionally in these segments, positive trends in closure and settlement activity on loss exposures related to run-off Workers’ Compensation programs from the Republic acquisition resulted in $34.3 of favorable development. In the Specialty Risk and Extended Warranty segment the Company experienced $20.5 of favorable development primarily related to short-tail lines of business, including Accident and Health, Surety, Credit and Property and Warranty and Unique Risk exposures.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

The Company's adverse prior period reserve development was $418.9 for the nine months ended September 30, 2017, primarily due to adverse loss experience in the Company's Specialty Program segment's general liability and auto liability portfolios, and the Company's Small Commercial Business segment's auto liability portfolio.
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
6. Debt

The Company’s outstanding debt consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Revolving credit facility	$130.0	$130.0
5.5% Convertible senior notes due 2021 (the "2021 Notes")	5.5	5.4
2.75% Convertible senior notes due 2044 (the "2044 Notes")	178.2	173.0
6.125% Notes due 2023 (the "2023 Notes")	248.7	248.4
Junior subordinated debentures (the "2035-2037 Notes")	122.2	122.1
Trust preferred securities (the "2033-2037 TPS Notes")	92.8	92.8
7.25% Subordinated notes due 2055 (the "7.25% 2055 Notes")	145.4	145.3
7.50% Subordinated notes due 2055 (the "7.50% 2055 Notes")	130.9	130.8
Secured loan agreements	158.5	174.4
Promissory notes and other	112.8	66.5
Total debt	$1,325.0	$1,288.7

Additionally, the Company utilizes various letters of credit in its operations. The following is a summary of the Company's letters of credit as of September 30, 2018:

	Limit	Outstanding	Available
Revolving credit facility	$175.0	$173.9	$1.1
Funds at Lloyd's facility	592.9	564.3	28.6
ING Bank N.V., BHF Bank Aktiengesellschaft, and Deutsche Bank AG facilities	100.6	97.1	3.5
Comerica Bank facility	75.0	48.8	26.2
Other letters of credit, in aggregate	114.0	114.0	—

On May 8, 2018, the Company, as Guarantor, and several of its wholly-owned subsidiaries, as Account Party and as Corporate Members, entered into a Second Amendment Agreement (the “FAL Amendment”) to its existing £455.0 (or $592.9) at September 30, 2018) Funds at Lloyd's facility agreement with ING Bank, N.V., London Branch, The Bank of Nova Scotia, London Branch and Bank of Montreal, London Branch (as amended from time to time, the “Lloyd’s Agreement”).

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

Interest expense, including amortization of original issue discount and deferred origination costs, as well as applicable bank fees, related to the Company's outstanding debt and letters of credit for the three and nine months ended September 30, 2018 and 2017 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revolving credit facility	$1.9	$1.6	$5.3	$4.6
2021 Notes	0.2	0.2	0.4	0.4
2044 Notes	3.4	3.3	10.1	9.7
2023 Notes	3.9	3.9	11.7	11.7
2035-2037 Notes	1.8	1.4	5.1	4.3
2033-2037 TPS Notes	1.4	1.1	3.9	3.2
7.25% 2055 Notes	2.8	2.8	8.3	8.3
7.50% 2055 Notes	2.6	2.6	7.7	7.7
Secured loan agreements	1.6	1.7	4.9	4.5
Promissory notes	1.1	0.9	2.8	3.6
Funds at Lloyd's facility	1.3	1.4	4.1	4.1
Other, including interest income	0.9	2.0	3.3	8.6
Total	$22.9	$22.9	$67.6	$70.7

A detailed description of the Company's various debt arrangements is located in Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

7. Earnings Per Share

The following table is a summary of the elements used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income attributable to AmTrust common stockholders	$(84.5)	$(174.7)	$461.1	$(146.2)

Denominator:
Weighted average common shares outstanding – basic	197.6	195.9	196.9	182.6
Plus: Dilutive effect of stock options, convertible debt, other (1)	—	—	0.4	—
Weighted average common shares outstanding – dilutive	197.6	195.9	197.3	182.6

Net (loss) income per AmTrust common share – basic	$(0.43)	$(0.89)	$2.34	$(0.80)

Net (loss) income per AmTrust common share – diluted	$(0.43)	$(0.89)	$2.34	$(0.80)

(1)
In accordance with ASC 260, Earnings Per Share, no potential common shares are included in the computation of diluted per share amounts as the effect would be antidilutive for the three months ended September 30, 2018 and the three and nine months ended September 30, 2017.

8. Income Taxes

Income tax benefit for the nine months ended September 30, 2018 was $40.5, which resulted in an effective tax rate of (8.1)%, compared to an income tax benefit of $61.0 for the nine months ended September 30, 2017, which resulted in an effective tax rate of 28.5%. The decrease in the effective tax rate during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 resulted from a lower U.S. statutory tax rate as a result of tax reform under the Tax Cuts and Jobs Act, which went into effect December 22, 2017, and an estimated permanent favorable tax adjustment on the gain related to the transfer of the Company's U.S.-based fee business on February 28, 2018.

Income tax benefit for the three months ended September 30, 2018 was $21.5, which resulted in an effective tax rate of 35.5%, compared to an income tax benefit of $62.6 for the three months ended September 30, 2017, which resulted in an effective tax rate of 28.3%. The increase in the effective tax rate during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 resulted from a shift in the Company's foreign operations from lower taxing jurisdictions to higher taxing jurisdictions, which was partially offset by the reduced U.S. statutory tax rate as a result of tax reform under the Tax Cuts & Jobs Act, which went into effect December 22, 2017, and by the estimated permanent adjustment related to the transfer of the Company's U.S.- based fee on February 28, 2018.

As of September 30, 2018, the Company has U.S. Net Operating Losses ("NOLs") of $62.2 that expire beginning in 2019 through 2038. In addition, these NOLs are subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in ownership of $9.1 per year. The Company also has foreign NOLs of $1,081.1, of which a majority have no expiration.

The Company’s management believes that as of September 30, 2018, except for a portion of the NOLs, it will realize the benefits of its deferred tax assets, which are included as a component of other assets on the condensed consolidated balance sheet, due to the Company having an overall deferred tax asset position. As a result, the Company recorded a valuation allowance of $206.1 and $195.1 as of September 30, 2018 and December 31, 2017, respectively.

The increase in the valuation allowance from December 31, 2017 to September 30, 2018 was driven primarily by an adjustment to reflect the filed 2017 Luxembourg tax return, partially offset by a tax rate decrease in Luxembourg that reduced the Luxembourg NOLs, thereby requiring a reduction in the valuation allowance because the Luxembourg NOLs are in a full valuation allowance position. The Company did not utilize any equalization reserves attributed to its Luxembourg reinsurance companies during the nine months ended September 30, 2018 and 2017, respectively.

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

9. Related Party Transactions

The Company has various reinsurance and service agreements with Maiden Holdings, Ltd. ("Maiden") and NGHC. For more information related to these agreements, see Note 15. "Related Party Transactions" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. In addition, a related party transaction entered into by the Company and a Karfunkel-Zyskind Family affiliated entity is described in Note 1. "Basis of Reporting and Merger Agreement". With the exception of the agreements discussed below, there were no material changes to these agreements during the nine months ended September 30, 2018.

Merger Agreement
The Company and Evergreen Parent entered into an expense assumption and assignment agreement whereby Evergreen Parent agreed to assume from the Company, effective upon closing of the Merger, the Company's obligations for the payment of all costs and expenses incurred by Evergreen Parent in connection with transactions contemplated by the Merger Agreement. As a result, during the three months ended September 30, 2018, the Company de-recognized, or recorded as an expense reimbursement, $33.5 of the $36.6 of the transaction expenses related to the Merger that had been previously recorded to other expense during the six months ended June 30, 2018.

Asset Management Agreement - NGHC
Effective May 1, 2018, NGHC's subsidiaries terminated their asset management agreements with the Company.

Maiden Quota Share
The quota share reinsurance agreement between AmTrust International Insurance Ltd. ("AII") and Maiden Reinsurance Ltd. ("Maiden Reinsurance") was renewed through June 30, 2019 and will automatically renew for successive three-year terms unless either AII or Maiden Reinsurance notifies the other of its election not to renew on or prior to January 31, 2019. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Reinsurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Reinsurance or the combined shareholders’ equity of AII and the Company's U.S., U.K. and Irish insurance subsidiaries that cede to AII. The Company is entitled to terminate the Maiden Quota Share on thirty days’ notice if Maiden Reinsurance fails to maintain an A.M. Best rating of "A-" or better. Maiden Reinsurance's current A.M. Best rating is "A-", under review with negative implications.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

10. Stockholders' Equity

Stockholders' Equity

The following tables summarize the activities and components of stockholders' equity:

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AmTrust Financial Services, Inc. equity	Non-controlling interest	Total stockholders’ equity
Balance, December 31, 2017	$2.1	$913.7	$1,639.6	$(242.1)	$15.5	$860.9	$3,189.7	$178.4	$3,368.1
Net cumulative effect adjustments	—	—	—	—	(0.7)	0.7	—	—	—
Net income (loss)	—	—	—	—	—	678.4	678.4	(2.5)	675.9
Unrealized holding gain, net of tax	—	—	—	—	(124.7)	—	(124.7)	—	(124.7)
Reclassification adjustment	—	—	—	—	(1.6)	—	(1.6)	—	(1.6)
Foreign currency translation	—	—	—	—	62.2	—	62.2	(0.5)	61.7
Share exercises, compensation and other	—	—	1.3	1.6	—	—	2.9	—	2.9
Common stock dividends	—	—	—	—	—	(33.4)	(33.4)	—	(33.4)
Preferred stock dividends	—	—	—	—	—	(16.6)	(16.6)	—	(16.6)
Balance, March 31, 2018	2.1	913.7	1,640.9	(240.5)	(49.3)	1,490.0	3,756.9	175.4	3,932.3
Net (loss)	—	—	—	—	—	(99.7)	(99.7)	(3.8)	(103.5)
Unrealized holding gain, net of tax	—	—	—	—	(12.2)	—	(12.2)	—	(12.2)
Reclassification adjustment	—	—	—	—	(2.5)	—	(2.5)	—	(2.5)
Foreign currency translation	—	—	—	—	(86.6)	—	(86.6)	0.5	(86.1)
Distribution of non-controlling interest	—	—	—	—	—	—	—	(114.6)	(114.6)
Share exercises, compensation and other	—	—	(18.1)	22.3	—	—	4.2	—	4.2
Preferred stock dividends	—	—	—	—	—	(16.5)	(16.5)	—	(16.5)
Balance, June 30, 2018	2.1	913.7	1,622.8	(218.2)	(150.6)	1,373.8	3,543.6	57.5	3,601.1
Net (loss)	—	—	—	—	—	(67.9)	(67.9)	(2.8)	(70.7)
Unrealized holding gain, net of tax	—	—	—	—	(16.9)	—	(16.9)	—	(16.9)
Reclassification adjustment	—	—	—	—	(15.9)	—	(15.9)	—	(15.9)
Foreign currency translation	—	—	—	—	(29.0)	—	(29.0)	—	(29.0)
Share exercises, compensation and other	—	—	4.9	2.3	—	—	7.2	—	7.2
Preferred stock dividends	—	—	—	—	—	(16.6)	(16.6)	—	(16.6)
Balance, September 30, 2018	$2.1	$913.7	$1,627.7	$(215.9)	$(212.4)	$1,289.3	$3,404.5	$54.7	$3,459.2

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total AmTrust Financial Services, Inc. equity	Non-controlling interest	Total stockholders’ equity
Balance, December 31, 2016	$2.0	$913.7	$1,385.0	$(310.9)	$(125.8)	$1,405.1	$3,269.1	$196.5	$3,465.6
Net income	—	—	—	—	—	39.2	39.2	10.7	49.9
Unrealized holding gain, net of tax	—	—	—	—	25.6	—	25.6	—	25.6
Reclassification adjustment	—	—	—	—	(11.6)	—	(11.6)	—	(11.6)
Foreign currency translation	—	—	—	—	13.9	—	13.9	—	13.9
Unrealized gain on interest rate swap	—	—	—	—	0.1	—	0.1	—	0.1
Share exercises, compensation and other	—	—	1.4	4.5	—	—	5.9	—	5.9
Common stock dividends	—	—	—	—	—	(29.1)	(29.1)	—	(29.1)
Preferred stock dividends	—	—	—	—	—	(16.6)	(16.6)	—	(16.6)
Capital distributions, net	—	—	—	—	—	—	—	8.6	8.6
Balance, March 31, 2017	2.0	913.7	1,386.4	(306.4)	(97.8)	1,398.6	3,296.5	215.8	3,512.3
Net income	—	—	—	—	—	22.4	22.4	6.4	28.8
Unrealized holding gain, net of tax	—	—	—	—	49.5	—	49.5	—	49.5
Reclassification adjustment	—	—	—	—	(19.3)	—	(19.3)	—	(19.3)
Foreign currency translation	—	—	—	—	62.7	—	62.7	—	62.7
Share exercises, compensation and other	—	—	1.0	3.0	—	—	4.0	—	4.0
Common stock issuance	0.1	—	238.6	59.9	—	—	298.6	—	298.6
Common stock dividends	—	—	—	—	—	(34.1)	(34.1)	—	(34.1)
Preferred stock dividends	—	—	—	—	—	(16.5)	(16.5)	—	(16.5)
Capital distributions, net	—	—	—	—	—	—	—	10.7	10.7
Balance, June 30, 2017	2.1	913.7	1,626.0	(243.5)	(4.9)	1,370.4	3,663.8	232.9	3,896.7
Net (loss)	—	—	—	—	—	(158.1)	(158.1)	(1.0)	(159.1)
Unrealized holding gain, net of tax	—	—	—	—	19.8	—	19.8	—	19.8
Reclassification adjustment	—	—	—	—	(23.3)	—	(23.3)	—	(23.3)
Foreign currency translation	—	—	—	—	50.6	—	50.6	—	50.6
Unrealized gain on interest rate swap	—	—	—	—	0.1	—	0.1	—	0.1
Share exercises, compensation and other	—	—	8.1	1.3	—	—	9.4	—	9.4
Common stock dividends	—	—	—	—	—	(32.5)	(32.5)	—	(32.5)
Preferred stock dividends	—	—	—	—	—	(16.6)	(16.6)	—	(16.6)
Capital distributions, net	—	—	—	—	—	—	—	(50.6)	(50.6)
Balance, September 30, 2017	$2.1	$913.7	$1,634.1	$(242.2)	$42.3	$1,163.2	$3,513.2	$181.3	$3,694.5

During the nine months ended September 30, 2017, net income attributable to non-controlling interest was $16.1, and net income attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries was $17.0. During the nine months ended September 30, 2018, net loss attributable to non-controlling interest was $9.1, and net loss attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries was $2.5. Redeemable non-controlling interest of subsidiaries was extinguished with the transfer of the U.S.-based fee business during the nine months ended September 30, 2018.

Each share of the Company's preferred stock will remain outstanding in accordance with its terms through consummation of the proposed merger transaction.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the activities and components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive (Loss) Income
Balance, June 30, 2018	$(69.2)	$(79.1)	$—	$(2.3)	$(150.6)
Other comprehensive loss before reclassification	(29.0)	(24.9)	—	—	(53.9)
Amounts reclassed out of accumulated other comprehensive loss	—	(15.9)	—	—	(15.9)
Income tax benefit	—	8.0	—	—	8.0
Net current-period other comprehensive loss	(29.0)	(32.8)	—	—	(61.8)
Balance, September 30, 2018	$(98.2)	$(111.9)	$—	$(2.3)	$(212.4)

Balance, June 30, 2017	$(111.6)	$110.0	$(0.1)	$(3.2)	$(4.9)
Other comprehensive income before reclassification	50.6	17.1	0.1	—	67.8
Amounts reclassed out of accumulated other comprehensive income	—	(23.3)	—	—	(23.3)
Income tax benefit	—	2.7	—	—	2.7
Net current-period other comprehensive income (loss)	50.6	(3.5)	0.1	—	47.2
Balance, September 30, 2017	$(61.0)	$106.5	$—	$(3.2)	$42.3

	Foreign Currency Items	Unrealized Gains (Losses) on Investments	Interest Rate Swap Hedge	Net Benefit Plan Assets and Obligations Recognized in Stockholders' Equity	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(44.8)	$62.6	$—	$(2.3)	$15.5
Net cumulative effect adjustments (1)	—	(0.7)	—	—	(0.7)
Other comprehensive loss before reclassification	(53.4)	(199.8)	—	—	(253.2)
Amounts reclassed out of accumulated other comprehensive loss	—	(20.0)	—	—	(20.0)
Income tax benefit	—	46.0	—	—	46.0
Net current-period other comprehensive loss	(53.4)	(174.5)	—	—	(227.9)
Balance, September 30, 2018	$(98.2)	$(111.9)	$—	$(2.3)	$(212.4)

Balance, December 31, 2016	$(188.2)	$65.8	$(0.2)	$(3.2)	$(125.8)
Other comprehensive income before reclassification	127.2	115.1	0.2	—	242.5
Amounts reclassed out of accumulated other comprehensive income	—	(54.1)	—	—	(54.1)
Income tax expense	—	(20.3)	—	—	(20.3)
Net current-period other comprehensive income	127.2	40.7	0.2	—	168.1
Balance, September 30, 2017	$(61.0)	$106.5	$—	$(3.2)	$42.3

(1)	See Note 2. "Recent Accounting Pronouncements" for additional information on the adoptions of ASU 2016-01 and ASU 2018-02.

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

In view of the inherent difficulty of assessing the potential outcome of legal proceedings, governmental, regulatory and legislative investigations and inquiries, claims and litigation and similar matters and contingencies, the Company generally cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. Unless specified below, the Company cannot reasonably estimate a potential range of loss, if any, with respect to the matters disclosed below due to, among other factors, the complexity of the matters involved and in many instances, the relatively early stage of the proceedings. The Company also is not able to predict at this time the impact, if any, that any such matters might have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on the Company's operations and financial condition and to accrue for and disclose such matters as and when required.

Derivative Litigation

On April 7, 2015, one of the Company's stockholders, Cambridge Retirement System (“Cambridge”), filed a derivative action in the Court of Chancery of the State of Delaware against the Company, as nominal defendant, and against the Company's board of directors, Leah Karfunkel, and ACP Re, as defendants. Cambridge amended its complaint on November 3, 2015 to add NGHC as a defendant. Cambridge purports to bring the derivative action on the Company's behalf, alleging breaches of the duties of loyalty and care on the part of the Company's board of directors and majority stockholders related to the Company's transactions involving Tower Group International, Ltd. Cambridge's claim against NGHC and ACP Re is for unjust enrichment. The amended complaint seeks damages, disgorgement and reform of the Company's governance practices.

On April 27, 2017, one of the Company's stockholders, David Shaev Profit Sharing Plan, filed a derivative action in the Supreme Court of the State of New York for the County of New York (Shaev v. DeCarlo et al.).

Two derivative suits have also been filed in the U.S. District Court for the District of Delaware. On May 11, 2017, one of the Company's stockholders, West Palm Beach Police Pension Fund, filed suit (West Palm Beach Police Pension Fund v. Zyskind et al.), and on June 28, 2017, two of the Company's stockholders, City of Lauderhill Police Officers Retirement Plan and Pompano Beach Police & Firefighters Retirement System, filed suit (City of Lauderhill Police Officers Retirement Plan and Pompano Beach Police & Firefighters Retirement System et al. v. Zyskind et al.). These two Delaware derivative actions have been consolidated under the case name In re AmTrust Financial Services, Inc. Derivative Litigation. Plaintiffs in this proceeding filed a Verified Amended Stockholder Derivative Complaint on November 7, 2017 and a Verified Second Amended Stockholder Derivative Complaint on December 11, 2017 (the “SAC”). The SAC alleges violations of Sections 10(b), 20A, and 29(b) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, and corporate waste. Such stockholders purport to bring the derivative action on the Company's behalf and raise claims that primarily involve the Company's April 2017 restatement of its financial statements, the identification of material weaknesses in the Company's internal control over financial reporting and recent increases in the Company's loss reserves. The In re AmTrust Financial Services, Inc. Derivative Litigation SAC also seeks reform of the Company's governance practices and damages. The Company believes that the allegations in these pending derivative actions are unfounded and is vigorously pursuing its defenses.

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

Section 220 Demands and Related Legal Proceedings

Additionally, between April 2017 and May 2018, the Company received demands for the inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law, from purported stockholders Rikhard Dauber, Pompano Beach Police & Firefighters Retirement System, Nestor Shust, the City of Lauderhill Police Officers’ Retirement Plan, the West Palm Beach Police Pension Fund, Cambridge, the Lislois Family Trust, Arca Capital Group (“Arca”) and Gabriel McLure (“McLure”). In May and June 2018, Arca and McLure, respectively, commenced legal proceedings against the Company in the Court of Chancery of the State of Delaware over the scope of the Company’s proposed production of documents in response to the Section 220 demands of Arca and McLure. The lawsuits are entitled Arca Investments, A.S., Arca Capital Bohemia, S.A., and Arca Venture Capital A.S. v AmTrust Financial Services, Inc. (Case No. 2018-0381) and Gabriel McLure v AmTrust Financial Services, Inc. (Case No. 2018-0400). The Arca Section 220 demand lawsuit was dismissed voluntarily on August 6, 2018. The McLure Section 220 demand lawsuit similarly was dismissed voluntarily on August 22, 2018.

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

Litigation Related to the Merger
Following the filing by the Company of its definitive proxy statement with the SEC on May 4, 2018, in connection with the special meeting of the stockholders of the Company to consider and vote upon a proposal to adopt the Amended Merger Agreement by and among Evergreen Parent, Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Evergreen Parent (“Merger Sub”), and the Company, on May 9, 2018, purported stockholders of the Company filed putative class action lawsuits against the Company and members of the Board in the United States District Court for the Southern District of New York, captioned Bartholomew v. AmTrust Fin’l Services, Inc., et al., Case No. 1:18-cv-04178 (S.D.N.Y.) and Myhre v. AmTrust Fin’l Services, Inc., et al., Case No. 1:18-cv-04175 (S.D.N.Y.), respectively. The complaints were substantially identical and alleged that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the preliminary proxy statement filed with the SEC on April 9, 2018 allegedly omitted material information with respect to the merger, thus rendering the preliminary proxy statement false and misleading. The complaints sought, among other things, injunctive relief preventing the consummation of the merger and costs of the applicable action, including reasonable allowance for plaintiff attorneys’ and experts’ fees. On July 6, 2018, the Bartholomew and Myhre actions were voluntarily dismissed.
On May 15, 2018, a purported stockholder of the Company filed a putative class action lawsuit against the Company and members of the Board in the United States District Court for the Northern District of Ohio, captioned Shust v. AmTrust Fin’l Services, Inc., et al., Case No. 1:18-cv-01129 (N.D. Ohio). On May 18, 2018, a purported stockholder of the Company filed a putative class action lawsuit against the Company and members of the Board in the United States District Court for the Southern District of New York, captioned Raul v. AmTrust Fin’l Services, Inc., et al., Case No. 1:18-cv-04440 (S.D.N.Y.). On May 21, 2018, a purported stockholder of the Company filed a putative class action lawsuit against the Company, members of the Board (other than Mr. Serock), Evergreen Parent, Merger Sub and Stone Point in the United States District Court for the Southern District of New York, captioned Rabinowitz v. AmTrust Fin’l Services, Inc., et al., Case No. 1:18-cv-04484 (S.D.N.Y.). Similar to the complaints described above, the complaints alleged that the defendants violated Sections 14(a) and 20(a) of the Exchange Act because the definitive proxy statement, in the case of the Shust complaint and the Rabinowitz complaint, and the preliminary proxy statement, in the case of the Raul complaint, omitted or misrepresented material information concerning the merger. The complaints sought,

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

among other things, injunctive relief preventing the consummation of the merger unless additional disclosure was provided and costs of the applicable action, including for plaintiff attorneys’ and experts’ fees. The Shust, Raul and Rabinowitz actions were voluntarily dismissed on August 29, 2018, September 7, 2018 and July 23, 2018, respectively.
On May 31, 2018, Pompano Beach Police & Firefighters’ Retirement System, City of Lauderhill Police Officers’ Retirement System and West Palm Beach Police Pension Fund filed a putative class action lawsuit against the Company’s board of directors, Stone Point, Trident Pine Acquisition LP (“Trident Pine”), Trident VII Professionals Fund, Trident VII, Trident VII DE Parallel Fund, and Trident VII Parallel Fund (collectively, the "Trident Funds") in the Court of Chancery of the State of Delaware, Case No. 2018-0396-AGB (the “2018 Pompano Action”). The complaint in the 2018 Pompano Action alleges that defendants Zyskind, G. Karfunkel, L. Karfunkel, Gulkowitz, Fisch, DeCarlo, and Rivera breached their fiduciary duties, which resulted in an unfair merger stock price through an unfair process. The complaint alleges additional claims for breaches of fiduciary duty against Zyskind, G. Karfunkel and L. Karfunkel in their capacity as officers and directors of the Company and as controlling stockholders of the Company. The complaint alleges that Stone Point, Trident Pine and the Trident Funds aided and abetted the breaches of fiduciary duties.
On June 4, 2018, Cambridge filed a putative class action lawsuit against the Company’s board of directors, the Estate of Michael Karfunkel, Evergreen Parent, K-Z Evergreen, LLC, Merger Sub, Trident Pine and Stone Point in the Court of Chancery of the State of Delaware, Case No. 2018-0402-AGB (the “2018 Cambridge Action”). On September 24, 2018, Plaintiff in the 2018 Cambridge Action filed a Verified Supplemental and Amended Stockholder class action complaint (the “Amended Complaint”). Similar to the 2018 Pompano Action, the Amended Complaint alleges that the director defendants breached their fiduciary duties, which resulted in an unfair merger stock price through an unfair process. The Estate of Michael Karfunkel is not named as a Defendant in the Amended Complaint. The complaint alleges an additional claim for breach of fiduciary duty against Zyskind, G. Karfunkel, and L. Karfunkel in their capacity as controlling shareholders of the Company and alleges that Evergreen Parent, K-Z Evergreen, Merger Sub, Stone Point, and Trident Pine aided and abetted the foregoing breaches of fiduciary duties.
On October 10, 2018, the court directed counsel in the 2018 Pompano Action and the 2018 Cambridge Action to file a proposed order to formally consolidate the 2018 Pompano Action and the 2018 Cambridge Action, designate the lead plaintiffs, and provide for the designation or filing of an operative consolidated complaint.
The Company believes the allegations in the merger litigation described above are without merit.

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

The Company allocates certain underwriting, general and administrative (“U, G & A”) expenses to its operating segments, and regularly assesses the allocation assumptions and methodologies. In the current period, the Company changed how it allocates U, G & A expenses to the respective operating segments. Beginning on July 1, 2018, the Company began allocating all U, G & A expenses based on net earned premiums to better align its shared expenses with premiums earned, which provides the chief operating decision maker with information to properly assess segment performance based on the current circumstances of the underlying business mix within segments. In prior periods, portions of U, G & A expenses were allocated based on various metrics. Prior period amounts have been revised using the new allocation methodology for comparability.

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

During the three and nine months ended September 30, 2018, neither Small Commercial Business nor Specialty Risk and Extended Warranty derived over ten percent of its total revenue from one customer. During the three months ended September 30, 2018, Specialty Program did not derive over ten percent of its total revenue from one customer. Specialty Program derived over ten percent of its total revenue during the nine months ended September 30, 2018 from a customer that was formerly a consolidated entity and was included in the transfer of the U.S.-based fee businesses completed on February 28, 2018. See Note 13. "Divestiture" for additional information on the transfer.

The following tables summarize the results of operations of the business segments for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Revenues:
Net earned premiums	$646.5	$685.2	$93.5	$—	$1,425.2
Losses and expenses:
Loss and loss adjustment expenses	473.3	474.2	115.7	—	1,063.2
Amortization of deferred acquisition costs	145.8	129.9	22.0	—	297.7
Underwriting, general and administrative expenses	77.2	82.7	11.1	—	171.0
Total losses and expenses	696.3	686.8	148.8	—	1,531.9
Underwriting loss	(49.8)	(1.6)	(55.3)	—	(106.7)
Other income (losses and expenses):
Service and fee income	3.5	31.4	0.5	17.1	52.5
Investment income and realized gain on investments	38.0	33.2	14.2	—	85.4
Other expenses	(18.5)	(19.4)	(3.9)	(40.6)	(82.4)
Interest expense	(10.8)	(10.0)	(2.1)	—	(22.9)
Foreign currency gain	—	14.0	—	—	14.0
Other (expenses) revenues	(2.0)	(1.4)	(0.3)	3.3	(0.4)
Benefit (provision) for income taxes	17.2	(19.8)	10.5	13.6	21.5
Equity in (loss) earnings of unconsolidated subsidiaries	—	—	—	(31.7)	(31.7)
Net (loss) income	$(22.4)	$26.4	$(36.4)	$(38.3)	$(70.7)

Three Months Ended September 30, 2017	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Revenues:
Net earned premiums	$529.1	$482.8	$181.0	$—	$1,192.9
Losses and expenses:
Loss and loss adjustment expenses	546.2	458.3	261.6	—	1,266.1
Amortization of deferred acquisition costs	109.8	18.4	41.0	—	169.2
Underwriting, general and administrative expenses	74.7	67.6	25.6	—	167.9
Total losses and expenses	730.7	544.3	328.2	—	1,603.2
Underwriting loss	(201.6)	(61.5)	(147.2)	—	(410.3)
Other income (losses and expenses):
Service and fee income	27.6	114.5	0.5	37.9	180.5
Investment income and realized gain on investments	33.0	33.5	19.1	—	85.6
Other expenses	(45.2)	(33.5)	(10.0)	(88.7)	(177.4)
Interest expense	(11.7)	(8.7)	(2.5)	—	(22.9)
Foreign currency loss	—	(62.8)	—	—	(62.8)
Other (expenses) revenues	(0.5)	(0.1)	(0.1)	186.6	185.9
Benefit (provision) for income taxes	65.0	(39.2)	75.7	(38.9)	62.6
Net (loss) income	$(133.4)	$(57.8)	$(64.5)	$96.9	$(158.8)

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

Nine Months Ended September 30, 2018	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Revenues:
Net earned premiums	$1,913.4	$1,840.4	$312.5	$—	$4,066.3
Losses and expenses:
Loss and loss adjustment expenses	1,450.0	1,223.4	296.4	—	2,969.8
Amortization of deferred acquisition costs	392.1	350.4	77.1	—	819.6
Underwriting, general and administrative expenses	239.4	230.3	39.1	—	508.8
Total losses and expenses	2,081.5	1,804.1	412.6	—	4,298.2
Underwriting income	(168.1)	36.3	(100.1)	—	(231.9)
Other income (losses and expenses):
Service and fee income	29.4	133.9	1.8	52.8	217.9
Investment income and realized gain on investments	101.5	90.7	37.4	—	229.6
Other expenses	(104.1)	(81.4)	(17.7)	(203.1)	(406.3)
Interest expense	(34.6)	(27.1)	(5.9)	—	(67.6)
Foreign currency gain	—	28.9	—	—	28.9
Other revenues	0.7	0.6	0.1	727.5	728.9
Benefit (provision) for income taxes	15.1	(15.7)	7.3	33.8	40.5
Equity in (loss) earnings of unconsolidated subsidiaries	—	—	—	(31.7)	(31.7)
Net (loss) income	$(160.1)	$166.2	$(77.1)	$579.3	$508.3

Nine Months Ended September 30, 2017	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Revenues:
Net earned premiums	$1,714.6	$1,495.3	$586.2	$—	$3,796.1
Losses and expenses:
Loss and loss adjustment expenses	1,390.5	1,141.8	598.6	—	3,130.9
Amortization of deferred acquisition costs	339.1	83.3	165.3	—	587.7
Underwriting, general and administrative expenses	203.6	177.6	69.6	—	450.8
Total losses and expenses	1,933.2	1,402.7	833.5	—	4,169.4
Underwriting (loss) gain	(218.6)	92.6	(247.3)	—	(373.3)
Other income (losses and expenses):
Service and fee income	87.2	299.6	2.5	97.1	486.4
Investment income and realized gain on investments	95.2	87.4	47.7	—	230.3
Other expenses	(141.9)	(95.6)	(32.6)	(270.0)	(540.1)
Interest expense	(37.2)	(25.0)	(8.5)	—	(70.7)
Foreign currency loss	—	(139.7)	—	—	(139.7)
Other revenues	3.4	2.3	0.8	186.6	193.1
Benefit (provision) for income taxes	64.6	(42.3)	76.6	(37.9)	61.0
Equity in earnings of unconsolidated subsidiary – related party	—	—	—	73.5	73.5
Net (loss) income	$(147.3)	$179.3	$(160.8)	$49.3	$(79.5)

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

The following table summarizes net earned premiums by major line of business, by segment, for the three and nine months ended September 30, 2018 and 2017:

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended September 30, 2018:
Workers' compensation	$369.4	$—	$40.4	$409.8
Warranty	—	266.0	—	266.0
Commercial auto and liability, physical damage	124.9	—	26.1	151.0
Commercial multiple-peril	90.2	11.9	7.4	109.5
Other liabilities	—	89.6	15.0	104.6
Medical malpractice	—	56.0	—	56.0
Accident and health	—	45.5	—	45.5
Surety	16.1	22.2	—	38.3
Homeowners multiple-peril	11.4	20.1	0.9	32.4
Fire	1.8	41.7	—	43.5
Inland Marine	2.0	23.1	—	25.1
Crop	—	74.2	—	74.2
Other	30.7	34.9	3.7	69.3
Total net earned premiums	$646.5	$685.2	$93.5	$1,425.2

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Three Months Ended September 30, 2017:
Workers' compensation	$339.6	$—	$84.4	$424.0
Warranty	0.9	242.2	—	243.1
Commercial auto and liability, physical damage	76.8	—	34.4	111.2
Commercial multiple-peril	84.0	—	11.8	95.8
Other liabilities	—	37.5	48.6	86.1
Medical malpractice	—	60.9	—	60.9
Accident and health	—	27.5	—	27.5
Surety	13.7	31.3	—	45.0
Homeowners multiple-peril	7.5	2.6	0.2	10.3
Fire	2.7	30.2	—	32.9
Inland Marine	1.2	7.1	0.2	8.5
Crop	—	28.2	—	28.2
Other	2.7	15.3	1.4	19.4
Total net earned premiums	$529.1	$482.8	$181.0	$1,192.9

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Nine Months Ended September 30, 2018:
Workers' compensation	$1,124.3	$—	$151.2	$1,275.5
Warranty	—	797.8	—	797.8
Commercial auto and liability, physical damage	363.5	—	80.7	444.2
Commercial multiple-peril	254.9	37.8	28.2	320.9
Other liabilities	—	225.6	34.4	260.0
Medical malpractice	—	160.4	—	160.4
Accident and health	—	128.9	—	128.9
Surety	45.6	64.7	—	110.3
Homeowners multiple-peril	24.5	76.6	3.4	104.5
Fire	5.2	95.0	—	100.2
Inland Marine	5.3	61.6	—	66.9
Crop	—	79.7	—	79.7
Other	90.1	112.3	14.6	217.0
Total net earned premiums	$1,913.4	$1,840.4	$312.5	$4,066.3

	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Total
Nine Months Ended September 30, 2017:
Workers' compensation	$1,049.0	$—	$308.0	$1,357.0
Warranty	0.9	683.1	—	684.0
Commercial auto and liability, physical damage	273.5	—	88.9	362.4
Commercial multiple-peril	182.2	1.7	27.8	211.7
Other liabilities	—	144.8	155.3	300.1
Medical malpractice	—	167.6	—	167.6
Accident and health	—	106.6	—	106.6
Surety	39.8	83.6	0.1	123.5
Homeowners multiple-peril	33.1	32.0	2.9	68.0
Fire	22.8	156.6	0.8	180.2
Inland Marine	4.2	24.9	1.3	30.4
Crop	—	29.9	—	29.9
Other	109.1	64.5	1.1	174.7
Total net earned premiums	$1,714.6	$1,495.3	$586.2	$3,796.1

AMTRUST FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - CONTINUED
(In Millions, Except Share and Per Share Data)

The following table presents the Company's revenues from contracts with customers disaggregated by major business activity and primary geographic regions for the three and nine months ended September 30, 2018:

Three Months Ended September 30, 2018	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Major service lines
Product warranty registration and service	$—	$15.8	$—	$—	$15.8
Broker and agency services, and insurance-related services	1.9	12.5	0.5	—	14.9
Asset management, and business services	—	—	—	9.2	9.2
Total	$1.9	$28.3	$0.5	$9.2	$39.9
Primary Geographic Market
United States	$1.9	$7.1	$0.5	$2.0	$11.5
International	—	21.2	—	7.2	28.4
Total	$1.9	$28.3	$0.5	$9.2	$39.9

Nine Months Ended September 30, 2018	Small Commercial Business	Specialty Risk and Extended Warranty	Specialty Program	Corporate and Other	Total
Major service lines
Product warranty registration and service	$—	$90.7	$—	$—	$90.7
Broker and agency services, and insurance-related services	23.7	46.2	1.8	—	71.7
Asset management, and business services	—	—	—	34.4	34.4
Total	$23.7	$136.9	$1.8	$34.4	$196.8
Primary Geographic Market
United States	$23.7	$72.0	$1.8	$9.0	$106.5
International	—	64.9	—	25.4	90.3
Total	$23.7	$136.9	$1.8	$34.4	$196.8

13. Divestitures

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

On February 28, 2018, the Company completed the transfer of the U.S.-based fee businesses to Mayfield and the Investor's acquisition of a majority interest in Mayfield. Under the terms of the Acquisition Agreement, as amended, (1) Investor contributed to Mayfield approximately $225.8 in cash in exchange for approximately 51% of the common units of Mayfield, (2) the Company contributed into Mayfield equity interests in certain of the entities comprising the U.S.-based fee businesses with an implied value of approximately $217.0 in exchange for approximately 49% of the common units of Mayfield, and (3) one or more subsidiaries of Mayfield acquired from the Company the remaining portion of the entities comprising the U.S.-based fee businesses in exchange for a base cash purchase price of approximately $933.0, subject to post-closing purchase price adjustments based upon the amount of cash, indebtedness, other non-cash adjustments and transaction expenses of Mayfield and its subsidiaries at the closing of the transaction. The Company recognized a $724.1 gain on the sale based on the base cash purchase price during the nine months ended September 30, 2018. There were no post-closing purchase price adjustments made during the nine months ended September 30, 2018.

Now that the transaction has closed, the Company has ceased consolidating the results of the U.S.-based fee businesses within its consolidated financial statements and reports its ownership interest in Mayfield using the equity method of accounting and includes it in other investments on the consolidated balance sheets. During the three and nine months ended September 30, 2018, the Company recognized a loss on its ownership interest in Mayfield of $31.7, which is included in equity in (loss) earnings of unconsolidated subsidiaries on the consolidated statements of operations. The Company records these results on a one quarter lag.

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

On July 2, 2018 the Company sold its entire equity interest in AMTCS Holdings, Inc., a provider of administrative services for consumer protection products in the U.S. The Company received an immaterial amount of cash consideration and recognized a $7.8 pre-tax loss, which is included in (Loss) gain on sales of U.S.-based fee businesses in the consolidated statements of operations, during the three months ended September 30, 2018. The divestiture of AMTCS Holdings, Inc. will not have a material impact on the Company's operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers the three and nine months ended September 30, 2018 ("Third Quarter 2018" and "Nine Months 2018", respectively) and the three and nine months ended September 30, 2017 ("Third Quarter 2017" and "Nine Months 2017", respectively) and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-Q. Amounts in the following discussion may not reconcile due to rounding differences.

Note on Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. When we use words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include the plans and objectives of management for future operations, including those relating to future growth of our business activities and availability of funds, and estimates of the impact of material weaknesses in our internal control over financial reporting, and are based on current expectations that involve assumptions that are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ materially from those expressed or implied in these statements as a result of significant risks and uncertainties, including, but not limited to, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, the failure to satisfy conditions to completion of the proposed merger, risks that the proposed transaction disrupts current plans and operations, the ability to recognize the benefits of the merger, the amount of the costs, fees, expenses and charges related to the merger, non-receipt of expected payments from insureds or reinsurers, changes in interest rates, a further downgrade in the financial strength ratings of our insurance subsidiaries, changes in tax laws, the effect of the performance of financial markets on our investment portfolio, the amounts, timing and prices of any share repurchases made by us under our share repurchase program, development of claims and the effect on loss reserves, accuracy in projecting loss reserves, the cost and availability of reinsurance coverage, the effects of emerging claim and coverage issues, changes in the demand for our products, our degree of success in integrating acquired businesses, the effect of general economic conditions, state and federal legislation, regulations and regulatory investigations into industry practices, our ability to timely and effectively remediate the material weakness in our internal control over financial reporting and implement effective internal control over financial reporting and disclosure controls and procedures in the future, access to public markets to raise debt or equity capital, risks associated with conducting business outside the United States, the impact of Brexit, developments relating to existing agreements, disruptions to our business relationships with Maiden Holdings, Ltd. or National General Holdings Corp., breaches in data security or other disruptions with our technology, any inability to keep pace with technological advances, heightened competition, changes in pricing environments, changes in asset valuations and the results of legal proceedings, including litigation relating to the proposed merger. Additional information about these risks and uncertainties, as well as others that may cause actual results to differ materially from those projected, is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017, and our quarterly reports on Form 10-Q. The projections and statements in this report speak only as of the date of this report and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Merger Agreement

On March 1, 2018, we entered into an agreement and plan of merger with Evergreen Parent, L.P. ("Evergreen Parent"), an entity formed by private equity funds managed by Stone Point Capital LLC, together with Barry D. Zyskind, our Chairman and CEO, George Karfunkel and Leah Karfunkel (such individuals, collectively, the "Karfunkel-Zyskind Family"), in which Evergreen Parent will acquire the approximately 45% of our issued and outstanding common shares that the Karfunkel-Zyskind Family and certain of its affiliates and related parties do not presently own or control (the "Merger"). On June 6, 2018, the parties entered into Amendment No. 1 to the Merger Agreement (the "Amended Merger Agreement"). On June 21, 2018, the Amended Merger Agreement was adopted by the requisite stockholder vote. The transaction values our fully diluted equity at approximately $2.95 billion, excluding our outstanding preferred stock. For additional information about the proposed Merger, see Note 1. "Basis of Reporting and Merger Agreement" included elsewhere in this Form 10-Q.

Transfer of Equity Interest in U.S.-based Fee Businesses

On November 3, 2017, we and Mayfield Holdings LLC (“Mayfield”), entered into a Contribution and Stock Purchase Agreement (the “Acquisition Agreement”) with MH JV Holdings L.P. (“Investor”), a newly-formed investment vehicle owned by affiliates of Madison Dearborn Partners, related to the Investor’s acquisition of a majority interest in the portion of our U.S.-based fee businesses that (a) act as managing general agents for the distribution, underwriting and procurement of property and casualty insurance on behalf of certain of our affiliates and other insurance carriers and (b) design, develop, market and act as third party administrators for programs for service contracts, limited warranties and replacement plans as further described in the Acquisition Agreement (the “U.S.-based fee business”). On February 28, 2018, we completed the transfer of the U.S.-based fee business to Mayfield and the Investor's acquisition of a majority interest in Mayfield (the "transfer of our U.S.-based fee business"). Additional information is presented in Note 13. "Divestitures" included elsewhere in this Form 10-Q and Note 28. “Subsequent Events” to our Annual Report on Form 10-K for year ended December 31, 2017.

Overview

We are a global provider of insurance and risk solutions, focused on niche opportunities and operational excellence. We are dedicated to providing insurance coverage for small business and products with high volumes of insureds and loss profiles that we believe are predictable. We target lines of insurance that we believe generally are under served by the market. We utilize our innovative technology to be responsive and adaptive to the needs of our business partners. We have grown by hiring teams of underwriters with expertise in our specialty lines, through acquisitions of companies and assets that, in each case, provide access to distribution networks and renewal rights to established books of specialty insurance business. We operate in three business segments:

•
Small Commercial Business. We provide small businesses with workers’ compensation, commercial package and other commercial insurance lines produced through retail agents and brokers in the United States.

•
Specialty Risk and Extended Warranty. We provide custom designed coverages, such as accidental damage plans, mechanical breakdown protection and payment protection plans distributed through original equipment manufacturers, dealerships, financial institutions and retail sales organizations in the U.S. and Europe, and certain niche property, casualty and specialty liability risks in the U.S. and Europe, including general liability, employers’ liability and professional and medical liability.

•
Specialty Program. We provide workers' compensation, general liability, commercial auto liability, property coverage, excess and surplus lines coverage and other specialty commercial insurance to narrowly defined, homogeneous groups of small and middle-market accounts through specialized agents and wholesale agents.

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

Although a ratings downgrade occurred, A.M. Best categorizes our balance sheet as very strong with a high-quality capital profile. In addition, our risk-adjusted capitalization, as measured by A.M. Best’s Capital Adequacy Ratio (BCAR), strengthened materially through the first quarter of 2018. From a credit strength perspective, we are not aware of any significant implications to our business as a consequence of the downgrade, and do not believe it has materially impacted our access to the capital markets. We are not aware of any significant loss of business or change in business mix related to this event. The downgrade had no impact on any of our debt covenants or credit facilities, as we did not fall below any minimum credit rating requirements.

For Nine Months 2018, our results of operations included the January and February activities of certain of our U.S.-based fee business entities transferred to Mayfield on February 28, 2018, which primarily include:

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

In the near term, we are focusing on sustainable and profitable top-line growth with a disciplined approach to achieving improved bottom line performance, along with thoughtful capital management. Our strategy across our segments is to maintain premium rates, deploy capital judiciously, manage our expenses and focus on the businesses in which we have expertise, which we believe should provide opportunities for greater returns. Investment income is also an important part of our business. Because the period of time between our receipt of premiums and the ultimate settlement of claims is often several years or longer, we are able to invest cash proceeds received from insurance premiums for significant periods of time. Our net investment income was $69.8 million and $61.1 million for Third Quarter 2018 and 2017, respectively, and $206.3 million and $173.7 million for Nine Months 2018 and 2017, respectively, representing an increase of approximately 19% year-over-year.

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

In 2017, we also observed adverse trends in our workers’ compensation business in our Small Commercial Business segment in accident years 2012 and subsequent. These trends were driven, primarily, by an increase in claims frequency and claims severity related to contracting, healthcare and fast food restaurant classes, which increased as a percentage of business written during this time period. We also observed adverse loss development trends in our medical malpractice business in our Specialty Risk and Extended Warranty ("SREW") segment, which resulted from failure to achieve certain anticipated benefits with respect to accident years 2013 and prior from operational changes in the claims department and the failure of the Italian government to implement a law passed in April 2017, which was expected to reduce medical malpractice costs. Having recognized adverse development consistent with these trends in 2016 and 2017, we will continue to monitor them as the impacted accident years mature for possible adverse or favorable development.

In 2018, we continued to observe adverse trends in our Small Commercial Business and Specialty Program automobile and general liability lines of business. In particular, severity trends have exceeded our and the overall industry's prior expectations. We continue to monitor ongoing operational and actuarial diagnostics to determine if our ongoing initiatives to re-underwrite these portfolios have been effective. Our Small Commercial Business and Specialty Program workers' compensation portfolios have offset part of the development observed in commercial auto and general liability. In particular, our underwriting initiatives to monitor class code exposure mix and favorable claims operational diagnostics have demonstrated improvement in these portfolios. Additionally, on-going claims initiatives to review benefit providers have resulted in favorable development in our workers' compensation portfolio. It is possible that the continuation of these trends could result in future adverse or favorable development that would be significant to our results of operations, liquidity and capital resources.

In the aggregate, we responded to these observed trends, resulting in net adverse development on prior accident years of $22.4 million and $42.7 million in Third Quarter 2018 and Nine Months 2018, respectively, compared to $326.9 million and $418.9 million in Third Quarter 2017 and Nine Months 2017, respectively. We will continue to monitor these trends through the processes described in “Critical Accounting Policies - Loss and Loss Adjustment Expense Reserve and Unearned Premiums" disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses (“LAE”) incurred represent our largest expense item and, for any given reporting period, include estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. These expenses fluctuate based on the amount and types of risks we insure. We record loss and LAE related to estimates of future claim payments based on case-by-case valuations and statistical analysis. We seek to establish all reserves at the most likely ultimate exposure based on our historical claims experience. It is typical for our more serious bodily injury claims to take several years to settle and we revise our estimates as we receive additional information about the condition of injured employees and claimants and the costs of their medical treatment. Our ability to estimate loss and LAE accurately at the time of pricing our insurance policies is a critical factor in our profitability.

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

•
Ceding commissions from reinsurance transactions are amounts we receive from ceding gross written premiums to third party reinsurers, and are netted against acquisition costs and other underwriting expenses. In connection with a quota share reinsurance agreement with Maiden (the "Maiden Quota Share"), which is our primary source of ceding commissions, the amount we receive is a blended rate based on a contractual formula contained in the individual reinsurance agreements, and the rate may not correlate specifically to the cost structure of the individual segments. The ceding commissions we receive cover a portion of our deferred direct acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of deferred direct acquisition costs are recorded as a reduction of unamortized deferred direct acquisition costs and the net amount is charged to expense in proportion to net earned premiums recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the consolidated statements of operations over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of amortization of deferred acquisition costs. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities in the consolidated balance sheets. We allocate earned ceding commissions to our segments based on the percentage of ceded unearned premium by segment.

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

Results of Operations

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Millions)	2018	2017	2018	2017
Revenues:
Net earned premiums	$1,425.2	$1,192.9	$4,066.3	$3,796.1
Service and fee income (related parties - three months $13.7; $25.3 and nine months $40.9; $81.2)	52.5	180.5	217.9	486.4
Net investment income	69.8	61.1	206.3	173.7
Net realized gain on investments	15.6	24.5	23.3	56.6
(Loss) gain on sales of U.S.-based fee businesses	(7.8)	—	716.3	—
Other	7.4	185.9	12.6	193.1
Total Revenues	1,562.7	1,644.9	5,242.7	4,705.9
Losses and expenses:
Loss and loss adjustment expenses	1,063.2	1,266.1	2,969.8	3,130.9
Amortization of deferred acquisition costs (net of ceding commission - related party - three months $141.5; $138.6 and nine months $456.3; $455.9)	297.7	169.2	819.6	587.7
Underwriting, general and administrative expenses	171.0	167.9	508.8	450.8
Interest expense (net of interest income - related party - three months $1.2; $1.2 and nine months $3.5; $3.5)	22.9	22.9	67.6	70.7
Foreign currency (gain) loss	(14.0)	62.8	(28.9)	139.7
Other	82.4	177.4	406.3	540.1
Total losses and expenses	1,623.2	1,866.3	4,743.2	4,919.9
(Loss) income before income taxes and equity in earnings of unconsolidated subsidiaries	(60.5)	(221.4)	499.5	(214.0)
Benefit from income taxes	(21.5)	(62.6)	(40.5)	(61.0)
(Loss) income before equity in earnings of unconsolidated subsidiaries	(39.0)	(158.8)	540.0	(153.0)
Equity in (loss) earnings of unconsolidated subsidiaries	(31.7)	—	(31.7)	73.5
Net (loss) income	(70.7)	(158.8)	508.3	(79.5)
Net loss (income) attributable to non-controlling interest and redeemable non-controlling interest of subsidiaries	2.8	0.7	2.5	(17.0)
Net (loss) income attributable to AmTrust stockholders	(67.9)	(158.1)	510.8	(96.5)
Dividends on preferred stock	(16.6)	(16.6)	(49.7)	(49.7)
Net (loss) income attributable to AmTrust common stockholders	$(84.5)	$(174.7)	$461.1	$(146.2)

Key measures:
Loss ratio (1)	74.6%	106.1%	73.0%	82.5%
Expense ratio (2)	32.9%	28.3%	32.7%	27.3%
Combined ratio (3)	107.5%	134.4%	105.7%	109.8%

(1)	Loss ratio is calculated by dividing the loss and loss adjustment expenses by net earned premiums.

(2)	Expense ratio is calculated by dividing the total of amortization of deferred acquisition costs and underwriting, general and administrative expenses by net earned premiums.

(3)	Combined ratio is calculated by adding loss ratio and expense ratio.

Consolidated Results of Operations for Third Quarter 2018 and 2017(Unaudited)

Net Loss

Third Quarter 2018 experienced a net loss of $70.7 million compared with a net loss of $158.8 million for Third Quarter 2017. The change primarily resulted from higher loss and LAE in 2017 compared to 2018. Partially offsetting this decrease was an increase in amortization of deferred acquisition costs in Third Quarter 2018 compared with Third Quarter 2017. In addition, Third Quarter 2017 had $178.5 more of other revenue related to a gain on sale of a policy management system to NGHC.

Revenues

Net Earned Premiums. Net earned premiums increased $232.3 million, or 19.5%, to $1,425.2 million for Third Quarter 2018 from $1,192.9 million for Third Quarter 2017. The increase primarily resulted from the increase in gross written premiums in our Small Commercial Business and SREW segments combined with a higher retention rate during Third Quarter 2018 compared to Third Quarter 2017. Our retention of gross written premiums increased to 63.1% during Third Quarter 2018 compared to 59.1% during Third Quarter 2017.

Service and Fee Income. Service and fee income decreased $128.0 million, or 70.9%, to $52.5 million from $180.5 million for Third Quarter 2018 and 2017, respectively. Third Quarter 2017 includes $126.2 million generated by entities included in the transfer of our U.S.-based fee business in 2018. In addition, Third Quarter 2017 includes $9.6 million of system licensing fees related to an arrangement with NGHC for a policy management system that we sold to NGHC in the Third Quarter 2017, while Third Quarter 2018 does not include any amounts for this arrangement.

Net Investment Income. Net investment income increased $8.7 million, or 14.2%, to $69.8 million for Third Quarter 2018 from $61.1 million for Third Quarter 2017. The increase primarily resulted from having higher average invested assets during Third Quarter 2018 compared to the same period in 2017 as a result of our investment of certain proceeds from the transfer of our U.S.-based fee business in 2018 and sales in the later part of 2017 of our policy management system and the majority of our life settlement contract portfolio.

Net Realized Gains on Investments. We had net realized gains on investments of $15.6 million and $24.5 million for Third Quarter 2018 and 2017, respectively. The decrease in net realized gains on investments related primarily to a $3.5 million decrease in gains on other invested assets compared to the same period in 2017 and $4.5 million of other than temporary impairment ("OTTI") on other invested assets recognized during Third Quarter 2018.

Other. Other revenues decreased $178.5 million, or 96.0%, to $7.4 million from $185.9 million for Third Quarter 2018 and 2017, respectively. The decrease primarily related to a gain of $186.8 million on the sale of a policy management system to NGHC in Third Quarter 2017.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE decreased $202.9 million, or 16.0%, to $1,063.2 million for Third Quarter 2018 from $1,266.1 million for Third Quarter 2017. Our loss ratio for Third Quarter 2018 and 2017 was 74.6% and 106.1%, respectively. The decrease in the loss ratio was primarily driven by lower prior period development in the Third Quarter 2018 compared to the same period last year. Included in the 74.6% loss ratio was $36.7 million of net prior period adverse reserve development in our Small Commercial Business and Specialty Program segments (after giving credit for the amortization of the deferred gain from the adverse development cover (representing 2.6 loss ratio points and 0.3% of the prior year-ending reserve balance)), partially offset by $14.4 million of favorable development in our SREW segment. Included in the 106.1% loss ratio in Third Quarter 2017 was $326.9 million (representing 27.4 loss ratio points and 3.2% of the prior year-ending reserve balance) of net prior period adverse reserve development across all of our segments.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $128.5 million, or 75.9%, to $297.7 million for Third Quarter 2018 from $169.2 million for Third Quarter 2017. Amortization of deferred acquisition costs in each period was reduced by ceding commission primarily earned through the Maiden Quota Share. We receive a ceding commission from Maiden of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during Third Quarter 2018 and 2017 was $141.5 million and $138.6 million, respectively. The increase in acquisition costs is primarily driven by a change in business mix towards higher acquisition cost insurance coverages including commercial package, surety and our Lloyd's platform.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased $3.1 million, or 1.8%, to $171.0 million for Third Quarter 2018 from $167.9 million for Third Quarter 2017.

Net Interest Expense. Net interest expense for Third Quarter 2018 remained consistent with Third Quarter 2017 at $22.9 million.

Foreign Currency (Gain) Loss. The foreign currency transaction gain was $14.0 million during Third Quarter 2018 compared to a loss of $62.8 million during the same period in 2017. The gain during Third Quarter 2018 primarily related to our Bermuda operations. The loss for Third Quarter 2017 related to the weakening of the U.S. dollar compared to the British pound and Euro, which negatively impacted our Bermuda reinsurance subsidiary that reinsures British pound and Euro-denominated risks.

Other. Other expenses decreased $95.0 million, or 53.6%, to $82.4 million for Third Quarter 2018 from $177.4 million for Third Quarter 2017. The decrease resulted primarily from the transfer of our U.S.-based fee business in February 2018 and the de-recognition in Third Quarter 2018 of one-time transaction expenses accrued earlier in 2018 related to the Merger.

Taxes

Benefit from Income Tax. Income tax benefit for the Third Quarter 2018 was $21.5 million, which resulted in an effective tax rate of 35.5%, compared to an income tax benefit of $62.6 million for Third Quarter 2017, which resulted in an effective tax rate of 28.3%. The increase in the effective tax rate in the Third Quarter 2018 compared to the Third Quarter 2017 resulted from a shift in the Company's foreign operations from lower taxing jurisdictions to higher taxing jurisdiction, which was partially offset by the reduced U.S. Statutory tax rate as a result of tax reform under the Tax Cuts & Jobs Act, which went into effect December 22, 2017, and by the estimated permanent adjustment related to the transfer of our U.S.- based fee business on February 28, 2018.

Consolidated Results of Operations for Nine Months 2018 and 2017 (Unaudited)

Net Income (Loss)

Results increased $587.8 million to net income of $508.3 million from a net loss of $79.5 million for Nine Months 2018 and 2017, respectively. The increase primarily resulted from the $724.1 million (pre-tax) gain on the transfer of our U.S.-based fee business, which was completed on February 28, 2018, partially offset by higher amortization of deferred acquisition costs and underwriting, general and administrative expenses during Nine Months 2018 compared to Nine Months 2017. In addition, Nine Months 2017 includes the non-recurring gain from the sale of a policy management system to NGHC.

Revenues

Net Earned Premiums. Net earned premiums increased $270.2 million, or 7.1%, to $4,066.3 million from $3,796.1 million for Nine Months 2018 and 2017, respectively. The increase primarily resulted from higher gross written premiums combined with a higher retention rate during Nine Months 2018 compared to Nine Months 2017. Our retention of gross written premiums was 63.4% during Nine Months 2018 compared to 60.3% during Nine Months 2017.

Service and Fee Income. Service and fee income decreased $268.5 million, or 55.2%, to $217.9 million from $486.4 million for Nine Months 2018 and 2017, respectively. Nine Months 2018 includes $71.8 million of revenues generated by entities included in the transfer of our U.S.-based fee business, which represents two months of activity, while Nine Months 2017 includes $286.1 million of revenues generated by those entities, representing nine months of activity. In addition, Nine Months 2017 includes $26.0 million of system licensing fees related to an arrangement with NGHC for a policy management system that we sold to NGHC in the Third Quarter of 2017, while Nine Months 2018 does not include any amounts for this arrangement.

Net Investment Income. Net investment income increased $32.6 million, or 18.8%, to $206.3 million from $173.7 million for Nine Months 2018 and 2017, respectively. The increase primarily resulted from having higher average invested assets during Nine Months 2018 compared to the same period in 2017 as a result of our investment of certain proceeds from the transfer of our U.S.-based fee business in 2018 and the sale in the later part of 2017 of our policy management system and the majority of our life settlement contract portfolio.

Net Realized Gains on Investments. We had net realized gains on investments of $23.3 million and $56.6 million for Nine Months 2018 and 2017, respectively. The decrease in net realized gains on investments related primarily to a decrease in gains on available-for-sale fixed maturity securities and on other invested assets during Nine Months 2018 compared to the same period in 2017.

Other. Other revenues decreased $180.5 million, or 93.5%, to $12.6 million from $193.1 million for Nine Months 2018 and 2017, respectively. The decrease primarily related to a $186.8 million gain on the sale of a policy management system to NGHC in Nine Months 2017.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE decreased $161.1 million, or 5.1%, to $2,969.8 million for Nine Months 2018 from $3,130.9 million for Nine Months 2017. Our loss ratio for Nine Months 2018 and 2017 was 73.0% and 82.5%, respectively. The decrease in the loss ratio was mainly driven by lower prior period adverse reserve development in 2018 when compared with 2017. Included in the 73.0% loss ratio was $63.2 million (representing 1.6 loss ratio points and 0.5% of the prior year-ending reserve balance) of net prior period adverse reserve development in our Small Commercial Business and Specialty Program segments partially offset by $20.5 million of favorable development in our SREW segment. Included in the 82.5% loss ratio was $418.9 million (representing 11.0% of the ratio and 4.1% of the prior year-ending reserve balance) of prior period adverse reserve development primarily in our Small Commercial Business and Specialty Program segments, which has led to re-underwriting, rate changes, and/or termination of certain specialty programs that generated the prior period adverse reserve development. In addition, the Nine Months 2017 loss ratio reflects catastrophe losses of $103 million (representing 2.7% of the loss ratio).

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $231.9 million, or 39.5%, to $819.6 million for Nine Months 2018 from $587.7 million for Nine Months 2017. Amortization of deferred acquisition costs in each period was reduced by ceding commission primarily earned through the Maiden Quota Share. We receive a ceding commission from Maiden of 31% of premiums ceded for all business except retail commercial package business, and 34.375% for retail commercial package business. The ceding commission earned during Nine Months 2018 and 2017 was $456.3 million and $455.9 million, respectively. The increase in acquisition cost is primarily driven by a change in business mix towards higher acquisition cost insurance coverages including commercial package, surety and our Lloyd's platform.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased $58.0 million, or 12.9%, to $508.8 million for Nine Months 2018 from $450.8 million for Nine Months 2017. This increase was primarily due to higher salary expense resulting from the hiring of management and finance personnel subsequent to June 30, 2017 as well as higher audit, consulting and legal costs, partially offset by the transfer of our U.S.-based fee business.

Net Interest Expense. Net interest expense for Nine Months 2018 was $67.6 million, compared to $70.7 million for the same period in 2017. The decrease primarily related to lower interest expense on promissory notes and letters of credit, partially offset by an increase of interest expense on variable rate debt.

Foreign Currency Loss (Gain). The foreign currency transaction gain was $28.9 million during Nine Months 2018 compared to a loss of $139.7 million during the same period in 2017. The gain during 2018 primarily related to the weakening of the British Pound compared to the U.S. Dollar in 2018, which negatively impacted our Lloyd's business, but was more than offset by foreign currency gains in our Bermuda operations.

Other. Other expenses decreased $133.8 million, or 24.8%, to $406.3 million for Nine Months 2018 from $540.1 million for Nine Months 2017. The decrease primarily resulted from the transfer of our U.S.-based fee business in 2018.

Taxes

Benefit from Income Tax. Income tax benefit for the Nine Months 2018 was $40.5 million, which resulted in an effective tax rate of (8.1)%, compared to an income tax benefit of $61.0 million for the Nine Months 2017, which resulted in an effective tax rate of 28.5%. The decrease in the effective tax rate in the Nine Months 2018 compared to the Nine Months 2017 resulted from the reduced U.S. Statutory tax rate as a result of tax reform under the Tax Cuts & Jobs Act, which went into effect December 22, 2017, and an estimated permanent favorable tax adjustment on the gain related to the transfer of our U.S.-based fee business on February 28, 2018.

Segment Allocations

We allocate certain underwriting, general and administrative (“U, G & A”) expenses to operating segments, and regularly assesses the allocation assumptions and methodologies. In the current period, we changed how we allocate U, G & A expenses to the respective operating segments. Beginning on July 1, 2018, we began allocating all U, G & A expenses based on net earned premiums to better align our shared expenses with premiums earned, which provides our chief operating decision maker with information to properly assess segment performance based on the current circumstances of the underlying business mix within segments. In prior periods, portions of U, G & A expenses were allocated based on various metrics. Prior period amounts have been revised using the new allocation methodology for comparability. For further information on segment allocations, see Note 12. "Segments" to the consolidated financial statements included elsewhere in this report on Form 10-Q.

Small Commercial Business Segment Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Millions)	2018	2017	2018	2017
Net earned premiums	$646.5	$529.1	$1,913.4	$1,714.6

Loss and loss adjustment expenses	473.3	546.2	1,450.0	1,390.5
Amortization of deferred acquisition costs	145.8	109.8	392.1	339.1
Underwriting, general and administrative expenses	77.2	74.7	239.4	203.6
Total expenses	696.3	730.7	2,081.5	1,933.2
Underwriting loss	$(49.8)	$(201.6)	$(168.1)	$(218.6)

Key measures:
Loss ratio (1)	73.2%	103.2%	75.8%	81.1%
Expense ratio (2)	34.5%	34.9%	33.0%	31.6%
Combined ratio (3)	107.7%	138.1%	108.8%	112.7%

(1)	Loss ratio is calculated by dividing the loss and loss adjustment expenses by net earned premiums.

(2)	Expense ratio is calculated by dividing the total of amortization of deferred acquisition costs and underwriting, general and administrative expenses by net earned premiums.

(3)	Combined ratio is calculated by adding loss ratio and expense ratio.

	Three Months Ended September 30,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Workers' compensation	$369.4	57.0%	$339.6	64.2%
Commercial auto and liability, physical damage	124.9	19.3	76.8	14.5
Commercial multiple-peril	90.2	14.0	84.0	15.9
Surety	16.1	2.5	13.7	2.6
Homeowners multiple-peril	11.4	1.8	7.5	1.4
Fire	1.8	0.3	2.7	0.5
Other	32.7	5.1	4.8	0.9
Total net earned premiums	$646.5	100.0%	$529.1	100.0%

	Nine Months Ended September 30,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Workers' compensation	$1,124.3	58.7%	$1,049.0	61.2%
Commercial auto and liability, physical damage	363.5	19.0	273.5	16.0
Commercial multiple-peril	254.9	13.3	182.2	10.6
Surety	45.6	2.4	39.8	2.3
Homeowners multiple-peril	24.5	1.3	33.1	1.9
Fire	5.2	0.3	22.8	1.3
Other	95.4	5.0	114.2	6.7
Total net earned premiums	$1,913.4	100.0%	$1,714.6	100.0%

Small Commercial Business Segment Results of Operations for Third Quarter 2018 and 2017 (Unaudited)

Underwriting Loss

Segment underwriting loss improved $151.8 million, or 75.3%, to a net loss of $49.8 million for Third Quarter 2018 compared with a net loss of $201.6 million for Third Quarter 2017. The decrease primarily resulted from a decrease in loss and LAE in Third Quarter 2018 compared to Third Quarter 2017. Third Quarter 2017 results included $137.8 million of prior period adverse reserve development while Third Quarter 2018 results included $13.1 million.

Revenues

Net Earned Premiums. Net earned premiums increased $117.4 million, or 22.2%, to $646.5 million for Third Quarter 2018 from $529.1 million for Third Quarter 2017. The increase was primarily the result of an increase in gross written premiums primarily in our commercial package and excess and surplus lines of business, coupled with a higher retention of gross written premium during Third Quarter 2018 of 60.5% compared to Third Quarter 2017 of 49.2%.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE decreased $72.9 million, or 13.3%, to $473.3 million for Third Quarter 2018 from $546.2 million for Third Quarter 2017. Our loss ratio for Third Quarter 2018 decreased to 73.2% from 103.2% for Third Quarter 2017. The loss ratio was negatively impacted in Third Quarter 2017 as a result of $137.8 million of prior period adverse reserve development (representing 26.0 loss ratio points) due to higher severity of claims in New York and soft market conditions in California. The loss ratio was negatively impacted in Third Quarter 2018 as a result of prior period adverse reserve development of $13.1 million (representing 2.0 loss ratio points) primarily due to higher severity of claims in our commercial auto and general liability portfolios, partially offset by favorable performance from on-going claims initiatives within our workers' compensation portfolio.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $36.0 million, or 32.8%, to $145.8 million for Third Quarter 2018 from $109.8 million for Third Quarter 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during Third Quarter 2018 and 2017 of $72.8 million and $74.0 million, respectively.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses remained relatively consistent at $77.2 million for Third Quarter 2018 compared with $74.7 million for Third Quarter 2017.

Small Commercial Business Segment Results of Operations for Nine Months 2018 and 2017 (Unaudited)

Underwriting Loss

The segment's underwriting loss decreased $50.5 million, or 23.1%, to a loss of $168.1 million for Nine Months 2018 compared with an underwriting loss of $218.6 million for Nine Months 2017. The loss ratio for Nine Months 2017 was 81.1% compared with 75.8% for Nine Months 2018.

Revenues

Net Earned Premiums. Net earned premiums increased $198.8 million, or 11.6%, to $1,913.4 million for Nine Months 2018 from $1,714.6 million for Nine Months 2017. The increase is a result of an increase of gross written premiums primarily in our commercial package and excess and surplus lines of business, coupled with a higher retention rate during Nine Months 2018 compared to Nine Months 2017. Our retention of gross written premiums increased to 57.7% during Nine Months 2018 compared to 52.9% during Nine Months 2017.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE increased $59.5 million, or 4.3%, to $1,450.0 million for Nine Months 2018 from $1,390.5 million for Nine Months 2017. Our loss ratio for Nine Months 2018 decreased to 75.8% compared to 81.1% for Nine Months 2017. The decrease in the loss ratio was primarily driven by prior period adverse reserve development in Nine Months 2017 of $176.9 million (representing 10.3% of the loss ratio) due to higher severity of claims in New York and soft market conditions in California. Nine Months 2018 loss ratio was negatively impacted as a result of prior period adverse development of $35.9 million (representing 1.9 loss ratio points) primarily due to adverse emergence from higher claim severities on auto liability and general liability portfolios.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $53.0 million, or 15.6%, to $392.1 million for Nine Months 2018 from $339.1 million for Nine Months 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during Nine Months 2018 and 2017 of $234.6 million and $243.5 million, respectively.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased $35.8 million, or 17.6%, to $239.4 million for Nine Months 2018 from $203.6 million for Nine Months 2017. The increase primarily resulted from higher policy acquisition costs and salary costs during Nine Months 2018 compared to the same period in 2017.

Specialty Risk and Extended Warranty Segment Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Millions)	2018	2017	2018	2017
Net earned premiums	$685.2	$482.8	$1,840.4	$1,495.3

Loss and loss adjustment expenses	474.2	458.3	1,223.4	1,141.8
Amortization of deferred acquisition costs	129.9	18.4	350.4	83.3
Underwriting, general and administrative expenses	82.7	67.6	230.3	177.6
Total expenses	686.8	544.3	1,804.1	1,402.7
Underwriting (loss) income	$(1.6)	$(61.5)	$36.3	$92.6

Key measures:
Loss ratio (1)	69.2%	94.9%	66.5%	76.4%
Expense ratio (2)	31.0%	17.8%	31.5%	17.4%
Combined ratio (3)	100.2%	112.7%	98.0%	93.8%

(1)	Loss ratio is calculated by dividing the loss and loss adjustment expenses by net earned premiums.

(2)	Expense ratio is calculated by dividing the total of amortization of deferred acquisition costs and underwriting, general and administrative expenses by net earned premiums.

(3)	Combined ratio is calculated by adding loss ratio and expense ratio.

	Three Months Ended September 30,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Warranty	$266.0	38.9%	$242.2	50.1%
Commercial multiple-peril	11.9	1.7	—	—
Other liabilities	89.6	13.1	37.5	7.8
Medical malpractice	56.0	8.2	60.9	12.6
Accident and health	45.5	6.6	27.5	5.7
Surety	22.2	3.2	31.3	6.5
Homeowners multiple-peril	20.1	2.9	2.6	0.5
Fire	41.7	6.1	30.2	6.3
Inland marine	23.1	3.4	7.1	1.5
Crop	74.2	10.8	28.2	5.8
Other	34.9	5.1	15.3	3.2
Total net earned premiums	$685.2	100.0%	$482.8	100.0%

	Nine Months Ended September 30,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Warranty	$797.8	43.3%	$683.1	45.7%
Commercial multiple-peril	37.8	2.1	1.7	0.1
Other liabilities	225.6	12.3	144.8	9.7
Medical malpractice	160.4	8.7	167.6	11.2
Accident and health	128.9	7.0	106.6	7.1
Surety	64.7	3.5	83.6	5.6
Homeowners multiple-peril	76.6	4.2	32.0	2.1
Fire	95.0	5.2	156.6	10.5
Inland marine	61.6	3.3	24.9	1.7
Crop	79.7	4.3	29.9	2.0
Other	112.3	6.1	64.5	4.3
Total net earned premiums	$1,840.4	100.0%	$1,495.3	100.0%

Specialty Risk and Extended Warranty Segment Results of Operations for Third Quarter 2018 and 2017 (Unaudited)

Underwriting Loss

The segment underwriting loss declined to $1.6 million for Third Quarter 2018 compared to $61.5 million for Third Quarter 2017. The decline was primarily attributable to a lower loss ratio during Third Quarter 2018 compared to Third Quarter 2017.

Revenues

Net Earned Premiums. Net earned premiums increased $202.4 million, or 41.9%, to $685.2 million for Third Quarter 2018 from $482.8 million for Third Quarter 2017. Net earned premiums increased primarily due to increased gross written premiums resulting from our acquisition of ANV Holdings B.V. ("ANV") in late 2016, of which a larger portion was earned in 2018 compared with 2017. The increase was also attributable to a higher retention rate during Third Quarter 2018 compared to Third Quarter 2017. Our retention of gross written premiums increased to 73.4% during Third Quarter 2018 compared to 69.4% during Third Quarter 2017. The segment experienced growth primarily in our European business.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE increased $15.9 million, or 3.5%, to $474.2 million for Third Quarter 2018 from $458.3 million for Third Quarter 2017. Our loss ratio for the segment decreased to 69.2% from 94.9% for Third Quarter 2018 and 2017, respectively. We had $14.4 million (representing 2.1 loss ratio points) of prior period favorable loss reserve development in Third Quarter 2018 primarily related to our short-tail lines of business, including Accident and Health, Surety, Credit and Property and our Warranty and Unique Risk exposures. We had $69.2 million (representing 14.3 loss ratio points) of prior period adverse development related to the Lloyd's business and Italian medical malpractice business in Third Quarter 2017.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $111.5 million, or 606.0%, to $129.9 million for Third Quarter 2018 from $18.4 million for Third Quarter 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during Third Quarter 2018 and 2017 of $62.3 million and $55.4 million, respectively. The increase in amortization of deferred acquisition costs primarily relates to new underwriting costs related to our acquisition of ANV that were deferred in 2017 and are now being amortized in 2018. ANV underwriting costs are generally higher than other business written within the segment.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased $15.1 million, or 22.3%, to $82.7 million for Third Quarter 2018 from $67.6 million for Third Quarter 2017 primarily due to higher salary expense and policy acquisition costs during Third Quarter 2018 compared to the same period in 2017.

Specialty Risk and Extended Warranty Segment Results of Operations for Nine Months 2018 and 2017 (Unaudited)

Underwriting Income

The segment had underwriting income of $36.3 million for Nine Months 2018 compared to underwriting income of $92.6 million for Nine Months 2017. The decrease was primarily attributable to the segment's increase in amortization of deferred acquisition costs and underwriting, general and administrative expenses during Nine Months 2018 compared to Nine Months 2017.

Revenues

Net Earned Premiums. Net earned premiums increased $345.1 million, or 23.1%, to $1,840.4 million for Nine Months 2018 from $1,495.3 million for Nine Months 2017. Net earned premiums increased primarily due to increased gross written premiums resulting from our acquisition of ANV in late 2016, of which a larger portion was earned in 2018 compared with 2017. The increase was also attributable to a higher retention rate during Nine Months 2018 compared to Nine Months 2017. Our retention of gross written premiums increased to 74.6% during Nine Months 2018 compared to 69.6% during Nine Months 2017. The segment experienced growth in both our U.S. and European businesses.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE increased $81.6 million, or 7.1%, to $1,223.4 million for Nine Months 2018 from $1,141.8 million for Nine Months 2017. Our loss ratio for the segment decreased to 66.5% from 76.4% for Nine Months 2018 and 2017, respectively. We had $20.5 million (representing 1.1 loss ratio points) of prior period favorable loss reserve development in Nine Months 2018 primarily related to our short-tail lines of business, including Accident and Health, Surety, Credit and Property and our Warranty and Unique Risk exposures. We had $78.6 million (representing 5.3 loss ratio points) of prior period adverse loss reserve development related to the Lloyd's business and Italian hospital liability business in Nine Months 2017.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $267.1 million, or 320.6%, to $350.4 million for Nine Months 2018 from $83.3 million for Nine Months 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during Nine Months 2018 and 2017 of $201.0 million and $182.4 million, respectively. The increase in amortization of deferred acquisition costs primarily relates to new underwriting costs related to our acquisition of ANV that were deferred in 2017 and are now being amortized in 2018. ANV underwriting costs are generally higher than other business written within the segment.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses increased $52.7 million, or 29.7%, to $230.3 million for Nine Months 2018 from $177.6 million for Nine Months 2017. This increase was mainly due to higher salary expense and policy acquisition costs during Nine Months 2018 compared to the same period in 2017.

Specialty Program Segment Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Millions)	2018	2017	2018	2017
Net earned premiums	$93.5	$181.0	$312.5	$586.2

Loss and loss adjustment expenses	115.7	261.6	296.4	598.6
Amortization of deferred acquisition costs	22.0	41.0	77.1	165.3
Underwriting, general and administrative expenses	11.1	25.6	39.1	69.6
Total expenses	148.8	328.2	412.6	833.5
Underwriting loss	$(55.3)	$(147.2)	$(100.1)	$(247.3)

Key measures:
Loss ratio (1)	123.7%	144.5%	94.8%	102.1%
Expense ratio (2)	35.4%	36.8%	37.2%	40.1%
Combined ratio (3)	159.1%	181.3%	132.0%	142.2%

(1)	Loss ratio is calculated by dividing the loss and loss adjustment expenses by net earned premiums.

(2)	Expense ratio is calculated by dividing the total of amortization of deferred acquisition costs and underwriting, general and administrative expenses by net earned premiums.

(3)	Combined ratio is calculated by adding loss ratio and expense ratio.

	Three Months Ended September 30,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Workers' compensation	$40.4	43.2%	$84.4	46.5%
Commercial auto and liability, physical damage	26.1	27.9	34.4	19.0
Commercial multiple-peril	7.4	7.9	11.8	6.5
Other liabilities	15.0	16.0	48.6	26.9
Homeowners multiple-peril	0.9	1.0	0.2	0.1
Other	3.7	4.0	1.6	1.0
Total net earned premiums	$93.5	100.0%	$181.0	100.0%

	Nine Months Ended September 30,
	2018		2017
(Amounts in Millions)	Amount	% of Net Earned Premiums	Amount	% of Net Earned Premiums
Net Earned Premiums:
Workers' compensation	$151.2	48.4%	$308.0	52.5%
Commercial auto and liability, physical damage	80.7	25.8	88.9	15.2
Commercial multiple-peril	28.2	9.0	27.8	4.7
Other liabilities	34.4	11.0	155.3	26.5
Homeowners multiple-peril	3.4	1.1	2.9	0.5
Other	14.6	4.7	3.3	0.6
Total net earned premiums	$312.5	100.0%	$586.2	100.0%

Specialty Program Segment Results of Operations for Third Quarter 2018 and 2017 (Unaudited)

Underwriting Loss

Underwriting Loss. The segment's underwriting loss decreased $91.9 million, or 62.4%, to $55.3 million for Third Quarter 2018 compared to $147.2 million for Third Quarter 2017. The decrease was primarily due to lower prior period adverse reserve development for Third Quarter 2018 compared with Third Quarter 2017.

Revenues

Net Earned Premiums. Net earned premiums decreased $87.5 million, or 48.3%, to $93.5 million for Third Quarter 2018 from $181.0 million for the same period in 2017. The decrease primarily resulted from the termination of certain workers' compensation and general liability programs in 2017.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE decreased $145.9 million, or 55.8%, to $115.7 million for Third Quarter 2018, compared to $261.6 million for the same period in 2017. Our loss ratio for the segment decreased to 123.7% compared to 144.5% for Third Quarter 2018 and 2017, respectively. The decrease in the loss ratio was driven primarily by less adverse development on active and terminated programs. We had prior period adverse development of $23.6 million (representing 25.3 loss ratio points) in Third Quarter 2018 compared to prior period adverse development of $120.0 million (representing 66.3 loss ratio points) in Third Quarter 2017. For Third Quarter 2018, the segment realized adverse development largely from terminated auto and general liability related programs. The prior period adverse loss reserve development in Third Quarter 2017 was driven primarily by certain general liability, auto liability and workers' compensation programs, most of which have been discontinued.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased $19.0 million, or 46.3%, to $22.0 million for Third Quarter 2018 from $41.0 million for the same period in 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during Third Quarter 2018 and 2017 of $6.4 million and $9.1 million, respectively.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses decreased 56.6%, or $14.5 million, to $11.1 million for Third Quarter 2018 from $25.6 million for the same period in 2017. The decrease primarily resulted from lower salary expense and policy acquisition costs during Third Quarter 2018 compared to the same period in 2017.

Specialty Program Segment Results of Operations for Nine Months 2018 and 2017 (Unaudited)

Underwriting Loss

Underwriting Loss. The segment's underwriting loss decreased $147.2 million, or 59.5%, to $100.1 million for Nine Months 2018 compared to $247.3 million for Nine Months 2017. The decrease was primarily due to lower prior period adverse development for Nine Months 2018 compared with Nine Months 2017.

Revenues

Net Earned Premiums. Net earned premiums decreased $273.7 million, or 46.7%, to $312.5 million for Nine Months 2018 from $586.2 million for the same period in 2017. The decrease primarily resulted from the termination of certain workers' compensation and general liability programs in 2017.

Expenses

Loss and Loss Adjustment Expenses; Loss Ratio. Loss and LAE decreased $302.2 million, or 50.5%, to $296.4 million for Nine Months 2018, compared to $598.6 million for the same period in 2017. Our loss ratio for the segment decreased to 94.8% compared to 102.1% for Nine Months 2018 and 2017, respectively. We had prior period adverse loss reserve development of $27.2 million (representing 8.7 loss ratio points) in Nine Months 2018 compared to prior period adverse loss reserve development of $163.3 million (representing 27.9 loss ratio points) in Nine Months 2017. The prior period adverse development for Nine Months 2018 was largely from terminated auto and general liability related programs while the prior period adverse development for Nine Months 2017 was driven primarily by certain general liability, auto liability and workers' compensation programs.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased $88.2 million, or 53.4%, to $77.1 million for Nine Months 2018 from $165.3 million for the same period in 2017. Amortization of deferred acquisition costs was reduced by ceding commission earned during Nine Months 2018 and 2017 of $20.7 million and $30.0 million, respectively.

Underwriting, General and Administrative Expenses. Underwriting, general and administrative expenses decreased $30.5 million, or 43.8%, to $39.1 million for Nine Months 2018 from $69.6 million for the same period in 2017. The decrease resulted from lower salary expense and policy acquisition costs during Nine Months 2018 compared to the same period in 2017.

Liquidity and Capital Resources

Our principal sources of operating funds are premiums, service and fee income, investment income and proceeds from sales and maturities of investments. Our primary uses of operating funds include payments of claims and operating expenses. Currently, we pay claims using cash flow from operations and invest our excess cash primarily in fixed maturity and equity securities. We expect that projected cash flow from operations will provide us sufficient liquidity to fund our anticipated growth for at least the next twelve months. However, we do anticipate decreases in our operating cash flows from service and fee income as a result of our September 2017 sale of the policy management system to NGHC (as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017) and the February 28, 2018 transfer of our U.S.-based fee business (as discussed in Note 13. "Divestiture" included elsewhere in this Form 10-Q). If our growth attributable to potential acquisitions, internally generated growth or a combination of these, exceeds our projections, we may have to raise additional capital or refinance outstanding debt to support our growth. Management believes we will have sufficient liquidity to satisfy our needs over the next twelve months, including the ability to pay interest on our debt and dividends on our preferred shares.

The consummation of the Merger (as discussed in Note 1. "Basis of Reporting and Merger Agreement" included elsewhere in this Form 10-Q), which we anticipate will occur during the fourth quarter of 2018, will constitute a "fundamental change" as defined in the respective indentures governing our 5.5% convertible senior notes due 2021 ("5.5% notes") and our 2.75% convertible senior notes due 2044 (“2.75% notes” and, collectively, the "convertible notes"). As a result of the pending Merger, holders of our convertible notes are currently entitled to convert their notes to cash at a conversion price based on a formula set forth in the respective indentures. In addition, the fundamental change triggered by the closing of the Merger entitles the holders of our 5.5% notes to convert their notes at a premium to the current conversion price. A fundamental change also grants the holders of our convertible notes the right, at their option, to require us to purchase for cash any or all of the respective convertible notes at a purchase price equal to 100% of the principal amount of such convertible notes. In addition, we are entitled to redeem the 2.75% notes at 100% of their accreted amount which, at present, would be at a discount to par, at our option at any time on or after December 15, 2018 upon not less than 30, nor more than 50, scheduled trading days’ notice to the holders. As a result of these potential conversions or repurchases, or if we elect to redeem to the 2.75% notes, we may be required to generate liquidity through a combination of debt issuances, sales of assets, additional borrowings, refinancing of existing debt and repurchase agreements. If we cannot obtain adequate capital or refinance all or a portion of our debt on favorable terms or at all, we may be unable to support future growth or operating requirements or satisfy future cash requirements and, as a result, our business, financial condition and results of operation could be adversely affected. Additional information regarding our ability to access the public markets to raise capital and our cash requirements upon a "fundamental change" were discussed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table is a summary of our condensed consolidated statement of cash flows:

	Nine Months Ended September 30,
(Amounts in Millions)	2018	2017 (1)
Net cash provided by (used in):
Operating activities	$359.7	$(74.2)
Investing activities	(693.4)	379.7
Financing activities	13.6	(3.8)
Effect of exchange rate changes on cash	(19.1)	62.8
Cash, cash equivalents and restricted cash included in business classified as held for sale, beginning of the year	89.9	—
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(249.3)	$364.5

(1)
In connection with the adoption of ASU 2016-18, the disclosure for Nine Months 2017 has been recast for comparability. See Note 2. "Recent Accounting Pronouncements" to the consolidated financial statements included elsewhere in this report for additional information on the adoption of ASU 2016-18.

Net cash provided by operating activities was $359.7 million for Nine Months 2018, compared to net cash used of $74.2 million for the same period in 2017. The change in operating activities was primarily due to changes in the timing of payments, partially offset by a decrease in net income after adjusting for the gain on the transfer of our U.S.-based fee business, which is included in investing activities.

Net cash used in investing activities was $693.4 million for Nine Months 2018, compared to net cash provided of $379.7 million for the same period in 2017. The change in investing activities was primarily attributable to an increase in net purchases of investments, a decrease in cash generated through sales of life settlement contracts and the 2017 sales of our equity investment in NGHC and a policy management system to NGHC, partially offset by cash proceeds received on the transfer of our U.S.-based fee business and decreases in purchases of subsidiaries and property, equipment and software.

Net cash provided by financing activities was $13.6 million for Nine Months 2018, compared net cash used of $3.8 million for the same period in 2017. The change in financing activities was primarily due to increases in cash generated by our repurchase agreements, offset by a dividend issued to non-controlling interests in 2018 and decreases in cash generated from common stock issuances and secured loan borrowings.

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

A summary description of the terms of these series of preferred stock is presented in the table below:

Series	Dividend rate per year %	Shares of Preferred Stock issued	Depositary shares issued	Liquidation preference amount per share of Preferred Stock $	Net proceeds ($ in millions)	Dividend paid during the nine months ended September 30, 2018 ($ in millions)
A	6.75	4,600,000	N/A	$25	$111.1	$5.8
B	7.25	105,000	4,200,000	1,000	101.7	5.7
C	7.625	80,000	3,200,000	1,000	77.5	4.5
D	7.50	182,500	7,300,000	1,000	176.5	10.3
E	7.75	143,750	5,750,000	1,000	139.1	8.4
F	6.95	287,500	11,500,000	1,000	278.2	15.0

Each share of our preferred stock will remain outstanding in accordance with its terms following the consummation of the Merger.

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

Other Sources of Liquidity

Two of our subsidiaries are members of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Through membership, these subsidiaries have access to secured cash advances that can be used for supplemental liquidity purposes or other operational needs, as deemed appropriate by management. The amount of advances our subsidiary can take is dependent on eligible asset types available for pledge to secure the advances, which is limited by the statutory admitted assets and capital and surplus of each member subsidiary. At September 30, 2018, we had no outstanding borrowings with the FHLB.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for liquidity purposes during Nine Months 2018.

Contractual Obligations

During Nine Months 2018, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our cash and investment portfolio is summarized in the table below by type of investment:

	September 30, 2018		December 31, 2017
(Amounts in Millions)	Carrying Value	Percentage of Portfolio	Carrying Value	Percentage of Portfolio
Cash, cash equivalents and restricted cash	$993.9	9.7%	$1,243.2	13.2%
Short-term investments	198.0	1.9	187.8	2.0
Other investments	414.9	4.0	212.0	2.3
U.S. treasury securities	196.3	1.9	324.2	3.5
U.S. government agencies	124.0	1.2	50.5	0.5
Municipal bonds	870.9	8.5	1,045.5	11.1
Foreign government	250.2	2.4	151.7	1.6
Commercial mortgage back securities	371.5	3.6	412.7	4.4
Residential mortgage backed securities:
Agency backed	1,002.6	9.8	556.4	5.9
Non-agency backed	0.7	—	6.8	0.1
Collateralized loan / debt obligations	950.5	9.3	600.6	6.4
Asset-backed securities	19.0	0.2	30.1	0.3
Corporate bonds	4,714.2	46.1	4,394.9	46.9
Preferred stocks	0.6	—	0.5	—
Common stocks	138.7	1.4	211.2	2.2
Less: Fixed maturity securities classified as held for sale (1)	—	—	(35.3)	(0.4)
Total cash and investment portfolio	$10,246.0	100.0%	$9,392.8	100.0%

(1)	For further information on our assets classified as held for sale, see Note 13. “Divestiture” to our consolidated financial statements included elsewhere in this Form 10-Q.

Our cash and investment portfolio increased $0.9 billion, or 9.1%, to $10.2 billion at September 30, 2018 from $9.4 billion as of December 31, 2017. The increase during Nine Months 2018 was primarily attributable to the cash generated by the transfer of our U.S.-based fee business, the inclusion in other investments of our $185.3 million investment in Mayfield, and cash generated through repurchase agreements. Our investment portfolio is primarily classified as available-for-sale, as defined by ASC 320, Investments — Debt and Equity Securities. Our fixed maturity securities had a fair value of $8.5 billion and an amortized cost of $8.6 billion as of September 30, 2018. Our equity securities had a fair value of $139.3 million with a cost of $123.2 million as of September 30, 2018.

The table below summarizes the credit quality of our fixed maturity securities as of September 30, 2018 and December 31, 2017, as rated by Standard and Poor’s:

	September 30, 2018	December 31, 2017
U.S. Treasury	2.3%	4.3%
AAA	9.2	7.1
AA	32.2	27.2
A	32.9	34.7
BBB, BBB+, BBB-	20.2	24.2
BB, BB+, BB-	0.9	0.8
B, B+, B-	—	0.2
Other	2.3	1.5
Total	100.0%	100.0%

As of September 30, 2018, the weighted average duration of our fixed maturity securities was approximately 4.5 years and had an average yield of 3.0%.

Other investments represented approximately $414.9 million and $212.0 million of our total investment portfolio as of September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, other investments consisted primarily of real estate partnerships of $83.4 million, private limited partnerships of $298.3 million, syndicated term loans of $19.4 million, and other investments of $13.8 million. At December 31, 2017, other investments consisted primarily of real estate partnerships of $88.2 million, private limited partnerships of $86.8 million, syndicated term loans of $20.3 million, and other investments of $15.8 million.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. We write down investments immediately that we consider to be impaired. There were $4.8 million of impairment charges for the Nine Months 2018, and none for the Nine Months 2017. For further information on our OTTI policy, see Note 3. “Investments” to the consolidated financial statements included elsewhere in this report and Note 2. "Significant Accounting Policies" to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, we own corporate bonds in the financial institutions, industrial, and utilities sectors, which account for approximately 24.2%, 27.6% and 3.7%, respectively, and 55.5% in the aggregate of the total fair value of our fixed maturity securities, and 23.1%, 32.3% and 3.9%, respectively, and 59.3% in the aggregate of the total unrealized losses of our fixed maturity securities. We believe that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, we expect that the market price for these securities should recover within a reasonable time. Additionally, we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2. "Recent Accounting Pronouncements" to the consolidated financial statements included elsewhere in this report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 31, 2017 described our Quantitative and Qualitative Disclosures about Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2018.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that, as of September 30, 2018, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that has not yet been fully remediated as further discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

(c)    Remediation Actions

Management continues to implement the comprehensive remediation program as disclosed in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively. During the fiscal quarter ended September 30, 2018, we continued to enhance and execute our process level controls to help ensure that the recently hired Finance personnel have adequate time to demonstrate that these controls are operating effectively.

While management believes that significant progress has been made in enhancing internal controls as of September 30, 2018, and in the period since, the material weakness described in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 has not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and work to improve our procedures and internal control over financial reporting throughout 2018 and will make any further changes management deems appropriate.

(d)    Changes in Internal Control Over Financial Reporting

The remediation efforts related to the material weakness described in Part II. Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and above represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018, that have materially affected our internal control over financial reporting.

In addition, during the fiscal quarter ended March 31, 2018, we completed the transfer of a majority interest in our U.S.-based fee business. As such, there have been changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as a result of this divestiture that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect this change to reduce the complexity of our control environment as a result of having less accounting groups to consolidate.  We will continue to evaluate this change during 2018 as we begin recording this divestiture as an equity method investment. Lastly, during the first nine months of 2018, we implemented a new financial consolidation and reporting system and an investment accounting system that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect these changes will enhance our control environment by automating the consolidation, financial reporting and investment accounting processes and reducing our reliance on manual controls.

Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Endorsement No. 4 to the Amended and Restated Quota Share Reinsurance Agreement, dated August 8, 2018, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-33143) filed on August 9, 2018).

10.2
Third Amendment Agreement, dated October 24, 2018, related to the £455,000,000 Facility Agreement, dated November 8, 2017, among the Company, AmTrust Corporate Capital Limited, AmTrust Corporate Member Limited, AmTrust Corporate Member Two Limited, ANV Corporate Name Limited, AmTrust International Insurance, Ltd., ING Bank N.V., London Branch, The Bank of Nova Scotia, London Branch and Bank of Montreal, London Branch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (N0. 001-33143) filed on October 26, 2018).

10.3	Endorsement No. 5 to the Amended and Restated Quota Share Reinsurance Agreement, dated November 6, 2018, between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. (filed herewith).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2018 (filed herewith).

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2018 (filed herewith).

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2018 (furnished herewith).

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2018 (furnished herewith).

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AmTrust Financial Services, Inc.
(Registrant)

Date:	November 9, 2018	/s/ Barry D. Zyskind
Barry D. Zyskind
Chairman, President and Chief Executive Officer

/s/ Adam Karkowsky
Adam Karkowsky
Chief Financial Officer